Form 10QSB
period 2004-09-30
INTERCHANGE CORP
filed 2004-11-19
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                     to

Commission File Number: 000-50989

INTERCHANGE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

24422 Avenida de la Carlota, Suite 120
Laguna Hills, CA 92653
(Address of principal executive offices)

(949) 784-0800
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Number of shares outstanding at November 15, 2004:	Common:	6,981,941
	Preferred:	0

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

Interchange Corporation

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERCHANGE CORPORATION

BALANCE SHEET
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,359	$699
Restricted cash	13	16
Accounts receivable, net of allowances of $2 and $25, respectively	992	638
Prepaid finance expense, net of accumulated amortization of $652 and $209, respectively	695	448
Prepaid expenses and other current assets	49	42

Total current assets	3,108	1,843
Property and equipment, net	518	481
Long-term restricted cash	51	64
Deposits	37	33

Total assets	$3,714	$2,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,802	$1,152
Accrued compensation	288	469
Payroll taxes payable	1,866	2,071
Other accrued liabilities	837	605
Deferred revenue	524	391
Notes payable	10	—
Convertible secured promissory notes	1,300	1,300
Convertible secured debentures, net of debt discount of $2 and $53, respectively	2,380	2,329

Total current liabilities	9,007	8,317
Long-term notes payable	7	—

Total liabilities	9,014	8,317

Commitments, contingencies and subsequent events
Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; 1,008,125 shares issued and outstanding; liquidation preference of $5,234,754	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 1,922,964 issued and outstanding	—	—
Additional paid-in capital	7,095	6,884
Accumulated deficit	(12,395)	(12,780)

Total stockholders’ deficit	(5,300)	(5,896)

Total liabilities and stockholders’ deficit	$3,714	$2,421

See accompanying notes to the financial statements.

INTERCHANGE CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except per share and share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$5,375	$2,150	$13,101	$6,004

Operating expenses:
Search serving	2,803	939	6,627	2,703
Sales and marketing	1,058	456	2,649	1,277
General and administrative	601	284	1,713	1,031
Research and development	374	162	843	537
Non-cash equity based expense	2	91	11	212

Total operating expenses	4,838	1,932	11,843	5,760

Operating income	537	218	1,258	244
Interest and other income (expense)	(239)	(124)	(843)	(296)

Income (loss) before income taxes	298	94	415	(52)
Provision for income taxes	10	1	29	2

Net income (loss)	$288	$93	$386	$(54)

Per share data:
Basic net income (loss) per share	$0.15	$0.05	$0.20	$(0.03)

Diluted net income (loss) per share	$0.06	$0.03	$0.09	$(0.03)

Basic weighted average shares outstanding	1,922,964	1,822,963	1,922,599	1,809,923

Diluted weighted average shares outstanding	4,444,170	2,969,166	4,443,805	1,809,923

See accompanying notes to the financial statements.

INTERCHANGE CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$386	$(54)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	156	71
Provision for doubtful accounts	7	10
Non-cash equity based expense related to stock option and warrant issuances	11	212
Non-cash interest expense	73	—
Changes in operating assets and liabilities:
Accounts receivable	(361)	(299)
Prepaid expenses and other	(259)	(393)
Other non-current assets	(4)	—
Accounts payable and accrued liabilities	695	(507)
Deferred revenue	133	(197)

Net cash provided by (used in) operating activities	837	(1,157)

Cash flows from investing activities:
Capital expenditures	(173)	(96)
Decrease in restricted cash	16	20

Net cash used in investing activities	(157)	(76)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	—	2
Proceeds from sale of convertible secured debentures	—	1,830
Proceeds from sale of convertible secured promissory notes	—	370
Proceeds from notes payable	—	9
Payment of notes payable	(20)	(59)

Net cash (used in) provided by financing activities	(20)	2,152

Net increase in cash and cash equivalents	660	919
Cash and cash equivalents, beginning of period	699	100

Cash and cash equivalents, end of period	$1,359	$1,019

Supplemental cash flow information:
Interest paid	$100	$49

Income taxes paid	$12	$2

Non-cash investing and financing transactions:
Common stock issued in satisfaction of liabilities	$200	$105

Insurance financing	$17	$21

Capital lease	$20

See accompanying notes to the financial statements.

INTERCHANGE CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation

The unaudited interim financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s final prospectus dated October 20, 2004 for its initial public offering filed with the Securities and Exchange Commission.

2. Significant accounting policies

The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated October 20, 2004 for its initial public offering filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the three months ended September 30, 2004.

Stock-based compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25). Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$288	$93	$386	$(54)
Add: Stock-based compensation expense recorded in accordance with APB No. 25	2	—	11	—
Deduct: Additional stock-based employee compensation expense determined under fair value based method for all award, net of tax effects	(101)	(115)	(330)	(336)

Pro forma net income (loss)	$189	$(22)	$67	$(390)

Net income (loss) per share:
Basic – as reported	$0.15	$0.05	$0.20	$(0.03)

Basic – pro forma	$0.10	$(0.01)	$0.03	$(0.22)

Net income (loss) per share:
Diluted – as reported	$0.06	$0.03	$0.09	$(0.03)

Diluted – pro forma	$0.04	$(0.01)	$0.02	$(0.22)

The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	4.80%	5.07%	4.80%	5.07%
Expected lives (in years)	10	10	10	10
Expected dividend yield	None	None	None	None
Expected volatility	25%	25%	25%	25%

Net income (loss) per share

SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for convertible preferred stock, convertible secured debentures and convertible secured promissory notes, and the treasury stock method for options and warrants.

For the three and nine months ended September 30, 2004, potentially dilutive securities, which consist of warrants to purchase 38,375 shares of common stock at prices ranging from $8.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 734,096 shares of common stock and convertible debentures that could convert into 711,044 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the three months ended September 30, 2003, potentially dilutive securities, which consist of options to purchase 812,822 shares of common stock at prices ranging from $2.00 to $4.00 per share, warrants to purchase 1,778,902 shares of common stock at prices ranging from $2.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 733,962 shares of common stock and convertible debentures that could convert into 546,119 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the nine months ended September 30, 2003, potentially dilutive securities, which consist of options to purchase 897,322 shares of common stock at prices ranging from $0.40 to $4.00 per share, warrants to purchase 1,778,902 shares of common stock at prices ranging from $2.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 733,962 shares of common stock, convertible debentures that could convert into 546,119 shares of common stock and convertible preferred stock that could convert into 1,079,403 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$288	$93	$386	$(54)

Denominator:
Denominator for basic calculation weighted average shares	1,923	1,823	1,923	1,810
Dilutive common stock equivalents:
Options	649	67	649	—
Warrants	702	—	702	—
Convertible preferred stock	1,170	1,079	1,170	—

Denominator for diluted calculation weighted average shares	4,444	2,969	4,444	1,810

Net income (loss) per share:
Basic net income (loss) per share	$0.15	$0.05	$0.20	$(0.03)

Diluted net income (loss) per share	$0.06	$0.03	$0.09	$(0.03)

3. Composition of certain balance sheet and statement of operations captions

Prepaid financing expense consists of placement fees, legal and accounting fees, printing costs and other financing related expenses. Prepaid financing expense at December 31, 2003, consisted of $448,000 of expenses related to the issuance of the convertible secured debentures, which are being amortized over the life of the debentures. The remaining balance as of September 30, 2004 was $6,000. In addition, as of September 30, 2004 prepaid financing expense also included $689,000 of expenses related to the initial public offering.

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Furniture and fixtures	$193	$193
Office equipment	69	64
Computer equipment	931	753
Computer software	187	177
Idle assets (not depreciated)	9	9

	1,389	1,196
Less accumulated depreciation and amortization	(871)	(715)

Property and equipment, net	$518	$481

Amounts recorded as non-cash equity based expense represent the fair value expense, utilizing the Black-Scholes model at the date of grant, of warrants, and options issued to non-employees of the Company for services and relate to the following statement of operations categories (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
General and administrative:
Non-cash warrant expense	$—	$91	$—	$212
Non-cash option expense	2	—	11	—

	$2	$91	$11	$212

4. Convertible secured debentures

Between August 2003 and November 2003, the Company entered into a convertible debenture and warrant purchase agreement with various investors. Pursuant to this agreement, the investors purchased an aggregate of $2,382,000 in 8% convertible debentures and warrants. The convertible debentures are secured by the Company’s assets and are subordinated to the convertible notes payable. The purchase of the convertible debentures and the warrants took place in seven tranches. The tranches closed on August 27, 2003, September 5, 2003, September 16, 2003, September 30, 2003, October 15, 2003, October 20, 2003 and November 20, 2003. The convertible debentures are due on the earlier of (i) the first anniversary from the date of issuance, or (ii) fifteen days following the Company’s consummation of any equity and/or debt financing with aggregate gross proceeds of at least $10,000,000. Each convertible debentures holder will have the right, at any time, to convert their debenture into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $3.35 of principal amount of debenture.

During August 2004, the Company entered into Extension Agreements with holders of the Company’s convertible secured debentures with maturity dates of August 27, 2004, September 5, 2004, September 16, 2004 and September 30, 2004. These agreements extended the maturity date of the convertible secured debentures to the earlier of (i) December 31, 2004, or (ii) 15 days following the completion of a financing with net proceeds to the Company of at least $10 million. As of September 30, 2004, the outstanding balance of convertible debentures was $2,382,000 (See Note 6).

5. Stock option plans

1999 Plan

In March 1999, the Company adopted the 1999 Incentive Equity Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 492,210 were outstanding and 3,415 were available for future grant at September 30, 2004.

2000 Plan

In March 2000, the Company adopted the 2000 Incentive Equity Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 491,612 were outstanding and 8,388 were available for future grant at September 30, 2004.

2004 Plan

In January 2004, the Company adopted the 2004 Incentive Equity Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 269,125 were outstanding and 330,875 were available for future grant at September 30, 2004.

Stock option activity under the plans during the nine months ended September 30, 2004 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2003	897,322	$3.06
Granted	355,625	$2.47

Outstanding at September 30, 2004	1,252,947	$2.90

Exercisable at September 30, 2004	811,903	$3.18

Stock option summary information for the plans at September 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.40 - $1.00	84,500	5.2	$0.40	84,500	$0.40
$1.01 - $2.00	262,500	8.3	$2.00	144,097	$2.00
$2.01 - $3.00	340,750	9.3	$2.25	40,623	$2.25
$3.01 - $4.00	544,072	6.7	$4.00	542,683	$4.00
$4.01 - $6.00	21,125	9.8	$6.00	—	$—

	1,252,947	7.7	$2.90	811,903	$3.18

6. Subsequent events

Initial Public Offering (IPO)

The Securities and Exchange Commission declared the Company’s registration statement on Form SB-2 (Registration No. 333-116965) under the Securities Act of 1933 effective on October 18, 2004. Under this registration statement, in an initial public offering, the Company registered 3,157,500 shares of its common stock, including 407,500 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $25,260,000.

On October 22, 2004, the Company completed its IPO in which it sold 2,750,000 shares of its common stock that resulted in gross proceeds of $22,000,000, of which the Company paid approximately $1,540,000 in underwriting discounts and commissions, $440,000 as a non-accountable expense allowance to the underwriters and approximately $1,010,000 in related IPO costs. As a result, the approximate net cash proceeds from the offering were $19,010,000. In connection with the IPO, the underwriters were issued warrants to purchase 315,750 shares of the Company’s common stock at an exercise price of $10.00 per share that expire on October 22, 2009. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $499,333 and was recorded as an IPO cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.31% interest rate; five years contractual life; and volatility of 25%.

Upon the completion of the IPO on October 22, 2004, the Company issued an aggregate of 1,169,722 shares of its common stock upon the automatic conversion of its outstanding preferred stock. The preferred stock converted as follows: 497,750 shares of Company’s convertible preferred Series A stock automatically converted into 598,866 shares of the Company’s common stock; 68,188 shares of the Company’s convertible preferred Series B stock automatically converted into 102,734 shares of the Company’s common stock; 284,188 shares of the Company’s convertible preferred Series C stock automatically converted into 292,711 shares of the Company’s common stock; 123,999 shares of the Company’s convertible preferred Series D stock automatically converted into 136,604 shares of the Company’s common stock; and 34,000 shares of the Company’s convertible preferred Series E stock automatically converted into 38,807 shares of the Company’s common stock. Subsequent to the IPO, there are no shares of convertible preferred stock issued or outstanding.

On November 1, 2004, the underwriters exercised their over-allotment option. As a result, the Company sold an additional 407,500 shares of common stock resulting in gross proceeds of $3,260,000, of which the Company paid approximately $228,200 in underwriting discounts and commissions and $65,200 as a non-accountable expense allowance to the underwriters. As a result, the approximate net cash proceeds were $2,966,600.

Convertible Secured Debentures Conversion

During October 2004, the Company entered into Extension Agreements with holders of the Company’s convertible secured debentures with maturity dates of October 15, 2004 and October 20, 2004. These agreements extended the maturity date of the convertible secured debentures to the earlier of (i) December 31, 2004, or (ii) 15 days following the completion of a financing with net proceeds to the Company of at least $10 million.

As a result of the completion of the IPO on October 22, 2004, the principal amount and any unpaid accrued interest of the Company’s outstanding convertible secured debentures became due on November 6, 2004. The holders of the convertible secured debentures had a right to convert all or any portion of the outstanding principal amount into shares of the Company’s common stock at a conversion price equal to $3.35 per share prior to November 6, 2004. Holders of the convertible secured debentures converted $2,360,172 of principal amount into 704,529 shares of the Company’s common stock. The remaining principal amount of $21,828 plus accrued interest of $211,597 was paid in November 2004 and no convertible secured debentures remain outstanding.

Convertible Secured Promissory Notes

During October 2004, the Company repaid the full outstanding principal amount of the Company’s convertible secured promissory notes of $1,300,000 and the accrued interest of $176,058 to Frastacky Associates, Inc., a stockholder of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the attached financial statements and related notes thereto, and with the audited financial statements and related notes thereto as of December 31, 2003 and for the year ended December 31, 2003 included in our final prospectus dated October 20, 2004 and filed with the Securities and Exchange Commission.

Overview

We provide paid-search services that enable businesses to reach consumers through targeted online advertising. Our services enable businesses to advertise their products and services by listing them in our distributed Internet search results. We supply these sponsored listings to our Distribution Network in response to targeted keyword searches performed by Internet users. Sponsored listings are generally compiled according to the advertiser’s bid price for a click-through in connection with a specific keyword search.

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of normal recurring nature, necessary to present such information fairly:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	52.1	43.7	50.6	45.0
Sales and marketing	19.7	21.3	20.3	21.3
General and administrative	11.2	13.2	13.1	17.2
Research and development	7.0	7.5	6.4	8.9
Non-cash equity based expense	0.0	4.2	0.0	3.5

Total operating expenses	90.0	89.9	90.4	95.9

Operating income	10.0	10.1	9.6	4.1
Interest and other income (expense)	(4.4)	(5.8)	(6.4)	(5.0)

Income (loss) before income taxes	5.6	4.3	3.2	(0.9)
Provision for income taxes	0.2	0.0	0.3	0.0

Net income (loss)	5.4%	4.3%	2.9%	(0.9)%

Three months ended September 30, 2004 and 2003

Revenue

Revenue was $5.4 million and $2.2 million for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $3.2 million or 150.0%. The increase was primarily due to an increased number of revenue-generating click-throughs, substantially all of which resulted from an increase in the number of our Distribution Network partners from 126 at September 30, 2003 to 256 at September 30, 2004. Click-through revenue from our largest Distribution Network partner, Okomura Digital Media IBX, represented 20.3% of our revenue for the three months ended September 30, 2003 and no Distribution Network partner represented greater than 10% of our revenue for the three months ended September 30, 2004.

We derived 40.0% of our revenue from direct advertisers and 60.0% of our revenue from our Advertiser Network partners during the three months ended September 30, 2004, as compared to 48.1% of our revenue from direct advertisers and 51.9% from Advertiser Network partners during the three months ended September 30, 2003. Our Advertiser Network partner, LookSmart, represented 32.9% and 32.6% of our revenue for the three months ended September 2004 and 2003, respectively. This increase in revenue resulted primarily from an increase in search requests resulting in an increase in click-throughs from our Advertising Network partner, LookSmart.

Search Serving

Search serving expenses were $2.8 million and $939,000 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $1.9 million or 198.5%. As a percentage of revenue, search serving expenses were 52.1% and 43.7% for the three months ended September 30, 2004 and 2003, respectively. Substantially all of this increase represented increased payments to our Distribution Network partners associated with our higher revenue in the current period. The increase in percentage of revenue was due to increased revenue sharing arrangements with our distribution network partners. We expect search serving expense to continue at the same percentage of revenue.

Sales and Marketing

Sales and marketing expenses were $1.0 million and $456,000 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $602,000 or 132.0%. As a percentage of revenue, sales and marketing expenses were 19.7% and 21.3% for the three months ended September 30, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in sales commissions associated with higher direct advertiser deposits and higher revenue, and to a lesser extent, an increase in the number of sales and marketing personnel.

General and Administrative

General and administrative expenses were $601,000 and $284,000 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $317,000 or 111.6%. As a percentage of revenue, general and administrative expenses were 11.2% and 13.2% for the three months ended September 30, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees.

Research and Development

Research and development expenses were $374,000 and $162,000 for the three months ended September 30, 2004 and 2003, respectively, representing an increase of $212,000 or 130.9%. As a percentage of revenue, research and development expenses were 7.0% and 7.5% for the three months ended September 30, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount.

Non-Cash Equity Based Expense

Non-cash equity based expense was $2,000 and $91,000 for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of $89,000 or 97.8%. As a percentage of revenue, non-cash equity based expense was less than 0.1% and 4.2% for the three months ended September 30, 2004 and 2003, respectively. The decrease in absolute dollars was a result of fewer warrants issued to non-employees.

Interest and Other Income (Expense)

Interest and other income (expense) was $(239,000) and $(124,000) for the three months ended September 30, 2004 and 2003, respectively, representing an increase in net interest expense of $115,000 or 92.7%. This increase was primarily due to interest expense relating to the convertible secured debentures issued during 2003.

Net Income (Loss)

We had a net income of $288,000 and $93,000 for the three months ended September 30, 2004 and 2003, respectively.

Nine months ended September 30, 2004 and 2003

Revenue

Revenue was $13.1 million and $6.0 million for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $7.1 million or 118.2%. The increase was primarily due to an increased number of revenue-generating click-throughs, substantially all of which resulted from an increase in the number of our Distribution Network partners from 126 at September 30, 2003 to 256 at September 30, 2004. Click-through revenue from our largest Distribution Network partner, Okomura Digital Media IBX, represented 10.8% and 14.7% of our revenue for the nine months ended September 30, 2004 and 2003, respectively.

We derived 54.0% of our revenue from direct advertisers and 46.0% of our revenue from our Advertiser Network partners during the nine months ended September 30, 2004, as compared to 48.4% of our revenue from direct advertisers and 51.6% from Advertiser Network partners during the nine months ended September 30, 2003. Our Advertiser Network partner, LookSmart, represented 36.3% and 34.4% of our revenue for the nine months ended September 2004 and 2003, respectively. This increase in revenue resulted primarily from an increase in search requests resulting in an increase in click-throughs from our Advertising Network partner, LookSmart.

Search Serving

Search serving expenses were $6.6 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $3.9 million or 145.2%. As a percentage of revenue, search serving expenses were 50.6% and 45.0% for the nine months ended September 30, 2004 and 2003, respectively. Substantially all of this increase represented increased payments to our Distribution Network partners associated with our higher revenue in the current period. The increase in percentage of revenue was due to increased revenue sharing arrangements with our distribution network partners. We expect search serving expense to continue at the same percentage of revenue.

Sales and Marketing

Sales and marketing expenses were $2.6 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $1.3 million or 107.4%. As a percentage of revenue, sales and marketing expenses were 20.3% and 21.3% for the nine months ended September 30, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in sales commissions associated with higher direct advertiser deposits and higher revenue, and to a lesser extent, an increase in the number of sales and marketing personnel.

General and Administrative

General and administrative expenses were $1.7 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $682,000 or 66.1%. As a percentage of revenue, general and administrative expenses were 13.1% and 17.2% for the nine months ended September 30, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees.

Research and Development

Research and development expenses were $843,000 and $537,000 for the nine months ended September 30, 2004 and 2003, respectively, representing an increase of $306,000 or 57.0%. As a percentage of revenue, research and development expenses were 6.4% and 8.9% for the nine months ended September 30, 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount.

Non-Cash Equity Based Expense

Non-cash equity based expense was $11,000 and $212,000 for the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of $201,000 or 94.8%. As a percentage of revenue, non-cash equity based expense was less than 0.1% and 3.5% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in absolute dollars was a result of fewer warrants issued to non-employees.

Interest and Other Income (Expense)

Interest and other income (expense) was $(843,000) and $(296,000) for the nine months ended September 30, 2004 and 2003, respectively, representing an increase in net interest expense of $547,000 or 184.8%. This increase was primarily due to interest expense relating to the convertible secured debentures issued during 2003.

Net Income (Loss)

We had a net income of $386,000 for the nine months ended September 30, 2004 and a net loss of $54,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $1.4 million as of September 30, 2004 and $699,000 as of December 31, 2003. We had negative working capital of $5.9 million as of September 30, 2004 and $6.5 million as of December 31, 2003. As a result of our Initial Public Offering, we anticipate having positive working capital going forward.

Net cash provided by (used in) operations was $837,000 and $(1.1 million) for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by operations was due to an increase in net income, an increase in accounts payable and accrued liabilities and an increase in deferred revenue.

Net cash used in investing activities was $157,000 and $76,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in investing activities was due an increase in capital expenditures, mostly computer equipment. We intend to continue to grow our business and we expect our capital expenditures to increase.

Net cash provided by (used in) financing activities was $(20,000) and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2003, we raised gross proceeds of $1.8 million from the sale of convertible secured debentures, $370,000 from the sale of convertible secured promissory notes and $2,000 from the exercise of stock options.

Initial Public Offering (IPO)

The Securities and Exchange Commission declared our registration statement on Form SB-2 (Registration No. 333-116965) under the Securities Act of 1933 effective on October 18, 2004. Under this registration statement, in an initial public offering, we registered 3,157,500 shares of our common stock, including 407,500 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $25,260,000.

On October 22, 2004, we completed our IPO in which we sold 2,750,000 shares of our common stock that resulted in gross proceeds of $22,000,000, of which we paid approximately $1,540,000 to underwriting discounts and commissions, $440,000 as a non-accountable expense allowance to the underwriters and approximately $1,010,000 in related IPO costs. As a result, the approximate net cash proceeds from the offering were $19,010,000. In connection with the IPO, the underwriters were issued warrants to purchase 315,750 shares of our common stock at an exercise price of $10.00 per share that expire on October 22, 2009. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $499,333 and was recorded as an IPO cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.31% interest rate; five years contractual life; and volatility of 25%.

Upon the completion of our IPO on October 22, 2004, we issued an aggregate of 1,169,722 shares of our common stock upon the automatic conversion of our outstanding preferred stock. The preferred stock converted as follows: 497,750 shares of our convertible preferred Series A stock automatically converted into 598,866 shares of our common stock; 68,188 shares of our convertible preferred Series B stock automatically converted into 102,734 shares of our common stock; 284,188 shares of our convertible preferred Series C stock automatically converted into 292,711 shares of our common stock; 123,999 shares of our convertible preferred Series D stock automatically converted into 136,604 shares of our common stock; and 34,000 shares of our convertible preferred Series E stock automatically converted into 38,807 shares of our common stock. Subsequent to the IPO, there are no shares of convertible preferred stock issued or outstanding.

On November 1, 2004, the underwriters exercised their over-allotment option. As a result, we sold an additional 407,500 shares of common stock resulting in gross proceeds of $3,260,000, of which we paid approximately $228,200 in underwriting discounts and commissions and $65,200 as a non-accountable expense allowance to the underwriters. As a result, the approximate net cash proceeds were $2,966,600.

Convertible Secured Debentures Conversion

During October 2004, we entered into Extension Agreements with holders of our convertible secured debentures with maturity dates of October 15, 2004 and October 20, 2004. These agreements extended the maturity date of the convertible secured debentures to the earlier of (i) December 31, 2004, or (ii) 15 days following the completion of a financing with net proceeds to us of at least $10 million.

As a result of the completion of the IPO on October 22, 2004, the principal amount and any unpaid accrued interest of our outstanding convertible secured debentures became due on November 6, 2004. The holders of the convertible secured debentures had a right to convert all or any portion of the outstanding principal amount into shares of our common stock at a conversion price equal to $3.35 per share prior to November 6, 2004. Holders of the convertible secured debentures converted $2,360,172 of principal amount into 704,529 shares of our common stock. The remaining principal amount of $21,828 plus accrued interest of $211,597 was paid in November 2004 and no convertible debentures remain outstanding.

Convertible Secured Promissory Note

During October 2004, we repaid the full outstanding principal amount of our convertible secured promissory notes of $1,300,000 and the accrued interest of $176,058 to Frastacky Associates, Inc., one of our stockholders.

As a result of our IPO, management believes that our current cash and cash flows from operations will be sufficient to operate our company for the next twelve months. We may from time to time decide to access the capital markets and issue our securities; such issuances may have a dilutive effect on current stockholders.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates in the United States would not materially affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at September 30, 2004, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments. Our debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations.

Risk Factors

We have historically incurred losses and may continue to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. Although we achieved a net income of $60,000 for the fiscal year ended December 31, 2003 and a net income of $386,000 for the nine months ended September 30, 2004, we had an accumulated deficit of $12.4 million at September 30, 2004. We expect to significantly increase our operating expenses by expanding our marketing operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We also expect that our operating expenses will significantly increase as a result of becoming a public company. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue growth does not continue, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We face intense competition from larger, more established companies, as well as our own Advertiser Network partners, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo! Inc., Google Inc. and our own Advertiser Network partners. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry has recently experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

Additionally, larger companies such as Google and Microsoft Corporation may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, our Distribution Network partners’ websites and less likely to click-through on our Advertiser Network partners’ sponsored listings. The implementation of such technologies could result in a decline in click-throughs to our advertisers’ sponsored listings, which would decrease our revenues. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our Advertiser Network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the nine months ended September 30, 2004, 46.0% of our revenue was derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

We are dependent on our Distribution Network partners to provide us with search traffic, and if they do not, our business could be harmed.

We rely on our Distribution Network partners, a network of more than 250 websites and search engines with which we have contracts, to provide us with consumer search traffic. Historically, nearly all of our search traffic has come from our Distribution Network partners, and we believe this will continue in the future. Our Distribution Network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key Distribution Network partners could have a material adverse impact on our revenue and results of operations because our sponsored listings would be placed on fewer websites and search engines in response to consumer search requests. Our agreements with these Distribution Network partners are short-term, and as a result, our Distribution Network partners may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If we are unable to maintain relationships with our current Distribution Network partners or develop relationships with prospective Distribution Network partners, our operating results and financial condition will suffer. In addition, if our Distribution Network does not grow and improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of our Distribution Network partners could adversely affect the value of our services.

We released our Local Direct platform in early 2004 and our future success will depend upon the continued development and enhancement of our services and technologies.

In early 2004, we released Local Direct, which is based upon our Keyword DNA technology. We intend to invest significant additional amounts of time and resources to the enhancement and deployment of our Local Direct search and advertising platform. Although we believe that the majority of our revenue will continue to come from our own advertisers and the advertisers of our Advertiser Network partners, we believe that our newly developed Local Direct platform will contribute a larger percentage of our revenue as the local paid-search sector grows. The Internet and online commerce industries are characterized by rapid technological change, changing market conditions and customer demands. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology (such as Local Direct) and respond to technological advances in a timely and cost-effective manner. The development of our systems and other proprietary technologies entails significant technical and business risk. If we are unable to capitalize on our new services and continue to enhance our existing services in a cost-effective manner, our business could be materially adversely affected.

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We only have employment agreements with our three executive officers: Heath B. Clarke (Chief Executive Officer and Chairman of the Board), Michael A. Sawtell (President and Chief Operations Officer) and Douglas S. Norman (Chief Financial Officer and Secretary). Each of Messrs. Clarke, Sawtell and Norman’s employment agreements may be terminated with 30 days notice by either the executive or us. No keyman life insurance has been purchased on any of Messrs. Clarke, Sawtell or Norman. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

The market for Internet and paid-search advertising services is in the early stages of development, and if the market for our services decreases it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet marketing and advertising, in general, and paid-search, in particular, are in the early stages of development. Our future revenue and profits are substantially dependent upon the continued widespread acceptance, growth, and use of the Internet and other online services as effective advertising mediums. Many of the largest advertisers have generally relied upon more traditional forms of media advertising and have only limited experience advertising on the Internet. Paid-search, in particular, is still in an early stage of development and may not be accepted by consumers for many reasons including, among others, that consumers may conclude that paid-search results are less relevant and reliable than non-paid-search results, and may view paid-search results less favorably than search results generated by non-paid-search engines. If consumers reject our paid-search services, or commercial use of the Internet generally, and the number of click-throughs on our sponsored listings decreases, the commercial utility of our search services could be adversely affected.

We expect that our anticipated future growth including through potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

We anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected. Furthermore, we may choose to expand our operations or market presence by pursuing acquisitions of complementary business, services or technologies or engage in other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. As a result, any acquisition may have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. We cannot assure you that third parties will not, in the future, claim infringement by us with respect to our current or future services, trademarks or other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

For example, Overture Services, Inc., recently acquired by Yahoo!, which operates in certain competitive areas with us and owns U.S. Patent No. 6,269,361, which purports to give Overture rights to certain bid-for-placement services and pay-per-performance search technologies. Overture is currently involved in litigation with FindWhat.com relating to this patent. FindWhat.com is contesting Overture’s patent. Google Inc. recently paid a significant settlement amount to Yahoo in order to settle multiple pending claims asserted by Yahoo and its wholly-owned subsidiary, Overture. One of the claims asserted by Overture was a claim for patent infringement by Google of U.S. Patent No. 6,269,361. As part of the settlement, Overture dismissed its patent lawsuit against Google and granted Google a fully-paid, perpetual license to the patent and several related patent applications held by Overture. As the settlement related to multiple claims, the settlement amount related directly to U.S. Patent No. 6,269,361 is unclear. The settlement may, however, increase the likelihood that Overture may further seek to enforce any rights it may have relating to U.S. Patent No. 6,269,361 and pursue further action against us.

We have received correspondence from Overture advising us that it is willing to license its patent to us and requesting that we provide an explanation if we are not interested in a license; however, we have not had any discussions with Overture regarding any license terms or otherwise relating to that matter. If Overture construes any of our current services or business model as infringing upon the above-referenced patent, then we could be sued or asked to obtain a license, re-engineer our services or revise our business model according to terms that could be expensive and/or unreasonable. Additionally, if we were to acquire or develop a new service or business model that Overture construes as infringing upon the above-referenced patent, then we could be sued or asked to obtain a license, re-engineer our services or revise our business model according to terms that may be expensive and/or unreasonable. It is also possible that we may not be permitted to obtain a license from Overture, in which case we may be required to stop using our technology if it is found to be infringing. We may also be required to pay damages, including damages for past infringements and treble damages if we were found to have willfully infringed Overture’s patent. If we cannot develop non-infringing technology or business models or if we cannot obtain a license, our service offerings may be severely limited and we may not be able to compete effectively in our industry. Any of these risks, if they occur, could adversely affect our business and financial performance.

We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we willfully infringe, and, also, could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

Any patent litigation could negatively impact our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

If we expand our operations internationally, we will become susceptible to risks associated with international operations.

Our business strategy includes expanding our operations internationally, particularly relating to our Local Direct platform. We have very limited prior experience operating in foreign jurisdictions. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks and uncertainties include:

•	localization of our services, including translation into foreign languages;

•	unexpected changes in foreign regulatory requirements, including Internet and technology regulations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties managing and staffing international operations;

•	potentially adverse tax consequences, including foreign tax systems and restrictions on the repatriation of earnings;

•	maintaining and servicing computer hardware in distant locations;

•	complying with a wide variety of foreign laws and different legal standards; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our proposed international business and, consequently, our results of operations.

We may be subject to lawsuits for information displayed on our websites and the websites of our advertisers, which may affect our business.

Laws relating to the liability of providers of online services, for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our Distribution Network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers. Our potential liability for unlawful activities of our advertisers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

Government and legal regulations may damage our business.

We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to Internet businesses, and there are currently few significant laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as the positioning of sponsored listings on search results pages. For example, the Federal Trade Commission, or FTC, has recently reviewed the way in which search engines disclose paid-search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid-search results are clearly distinguished from non-paid results, that the use of paid-search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid-search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the

Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertisers may become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our Local Direct search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Although we have filed patent applications and provisional patents on certain parts of our technology, much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We have applied for trademark registration of the ePilot, Assured Response, Network Advantage, Paid Search Plus and Local Direct trademarks in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

We may experience downward pressure on our bid prices if advertisers do not obtain a competitive return on investment, which could have a material and adverse effect on our financial results.

We may experience downward pressure on our bid prices if advertisers do not obtain a favorable return on investment from our paid-search services in comparison to our competitors’ services or other advertising methods. We compete with other web search services, online publishers and high-traffic web sites, as well as traditional media such as television, radio and print, for a share of our advertisers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to paid-search. Acceptance of paid-search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our services in the future, our financial results may suffer.

One Advertiser Network partner has provided a substantial portion of our revenue; the loss of this partner may have a material adverse effect on our operating results.

Our Advertiser Network partner, LookSmart, Ltd., represented 32.9% and 36.3% of our total revenue for the three and nine months ended September 30, 2004, respectively. It is difficult to predict whether LookSmart will continue to represent such a significant portion of our revenue in the future. LookSmart may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services. Although we believe that other advertisers within our Advertiser Network could replace a substantial portion of LookSmart’s sponsored listings, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.

One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. One of our customers that does not pay in advance, LookSmart, has and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At September 30, 2004, LookSmart represented 60.3%, of our total accounts receivable. LookSmart’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

Problems with our computer and communication systems may harm our business.

A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our Advertiser and Distribution Network partners. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

We rely on third party technology, server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party data center providers to host our main servers and expect to continue to do so. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current co-location providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

State and local governments may be able to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services.

Beginning in 1998, the federal government imposed a moratorium on state and local governments’ imposition of new taxes on Internet access and eCommerce transactions, which has now expired. State and local governments may be able to levy additional taxes on Internet access and eCommerce transactions unless the moratorium is reinstituted. Any increase in applicable taxes may make eCommerce transactions less attractive for businesses and consumers, which could result in a decrease in eCommerce activities and the level of usage of our services.

Our business could be substantially harmed if we fail to pay taxes we owe.

During 2000 and through 2002, we either failed to pay or failed to pay timely our federal payroll tax liabilities. As a result, we incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1.1 million. In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them upon request, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information if requested or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full, and as of September 30, 2004, the outstanding liability was $1.9 million. We are presently in compliance with the terms of our agreement with the Internal Revenue Service, but our business could be substantially harmed if in the future we fail to pay the taxes we owe and the Internal Revenue Service asserts its rights against us.

The market price of our common stock is likely to be highly volatile, which could cause investment losses for our stockholders and result in stockholder litigation with substantial costs, economic loss and diversion of our resources.

Prior to our recent IPO, there was no public trading market for our common stock. We cannot predict the extent to which investor interest will support an active and liquid trading market for our common stock.

In addition, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	market acceptance of our new and existing services and technologies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;

•	introductions of new services by us or our competitors;

•	enactment of new government regulations affecting our industry;

•	changes in the number of our Advertising and Distribution Network partners;

•	seasonal fluctuations in the level of Internet usage;

•	loss of key employees;

•	institution of intellectual property litigation by or against us;

•	success of our international expansion;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

Due to the short-term nature of our Advertiser Network and Distribution Network partner agreements and the emerging nature of the paid-search market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the Nasdaq SmallCap Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to sell your shares and may suffer a loss on your investment.

Future sales of shares of our common stock that are eligible for sale by our stockholders may decrease the price of our common stock.

We had 6,981,941 shares of common stock outstanding on November 15, 2004. Of these shares, 1,976,452 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,292,947 shares of our common stock and warrants to purchase 2,058,794 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our amended and restated certificate of incorporation and in our amended and restated bylaws:

•	special meetings of our stockholders may be called only by our Chief Executive Officer, by a majority of the members of our board of directors and by the holders of shares entitled to cast not less than 10% of the votes at the meeting;

•	stockholder proposals to be brought before any meeting of our stockholders must comply with advance notice procedures;

•	our board of directors is classified into three classes, as nearly equal in number as possible;

•	newly-created directorships and vacancies on our board of directors may only be filled by a majority of remaining directors, and not by our stockholders;

•	a director may be removed from office only for cause by the holders of at least 75% of the voting power entitled to vote at an election of directors;

•	our amended and restated bylaws may be further amended by our stockholders only upon a vote of at least 75% of the votes entitled to be cast by the holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class; and

•	our board of directors is authorized to issue, without further action by our stockholders, up to 10,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our board of directors.

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. Although no definite determination can be made at this time, there is a significant possibility that the offering (along with other ownership changes that have occurred within the past three years) will cause us to experience an ownership change. Even if the offering does not cause an ownership change to occur, we may experience an ownership change after the offering as a result of subsequent shifts in our stock ownership. As of December 31, 2003 we have net operating loss carryforwards of approximately $7.0 million and $6.0 million for federal and state income tax purposes, respectively. Although no precise computation can be made at this time, if we experience an ownership change as a result of this offering, the amount of our pre-change net operating loss carryforward that we could utilize after the ownership change might be limited.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

a)	We held our 2004 annual meeting of stockholders on September 9, 2004. As of the close of business on August 26, 2004, the record date of the meeting, we had outstanding 1,922,964 shares of our common stock and 1,008,125 shares of our preferred stock representing 1,169,774 common stock equivalent shares for a total of 3,092,738 shares outstanding. A total of 2,162,123 shares of common stock were represented in person or by proxy at the meeting and constituted a quorum.

b)	Management’s nominees for election as directors were Heath B. Clarke, Theodore E. Lavoie, and Philip K. Fricke, each of whom were an incumbent director. Each of the nominees was elected as a director at the meeting.

c)	(i) Proposal 1: To elect three nominees to the board of directors:

Nominee	For	Withheld Authority
Heath B. Clarke	2,161,652	471
Theodore E. Lavoie	2,161,652	471
Philip K. Fricke	2,161,652	471

There were no abstentions.

(ii)	Proposal 2: To approve the 2004 Equity Incentive Plan, as Amended:

For:	2,159,771
Against:	0
Abstain:	2,352

(iii)	Proposal 3: To approve the amendment and restatement of the Company’s certificate of incorporation:

For:	2,161,652
Against:	0
Abstain:	471

(iv)	Proposal 4: To approve the amendment and restatement of the Company’s bylaws:

For:	2,161,652
Against:	0
Abstain:	471

(v)	Proposal 5: To ratify the appointment of Haskell & White, LLP as the Company’s independent auditors for fiscal year 2004.

For:	2,161,652
Against:	0
Abstain:	471

d)	Not applicable.

Item 5. Other Information

Upon the completion of the Company’s IPO on October 22, 2004, the Company issued an aggregate of 1,169,722 shares of its common stock upon the automatic conversion of its outstanding preferred stock. The preferred stock converted as follows: 497,750 shares of Company’s convertible preferred Series A stock automatically converted into 598,866 shares of the Company’s common stock; 68,188 shares of the Company’s convertible preferred Series B stock automatically converted into 102,734 shares of the Company’s common stock; 284,188 shares of the Company’s convertible preferred Series C stock automatically converted into 292,711 shares of the Company’s common stock; 123,999 shares of the Company’s convertible preferred Series D stock automatically converted into 136,604 shares of the Company’s common stock; and 34,000 shares of the Company’s convertible preferred Series E stock automatically converted into 38,807 shares of the Company’s common stock. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

From October 25, 2004 to November 6, 2004, the Company issued an aggregate of 704,529 shares of its common stock upon conversion of $2,360,172 principal amount the Company’s convertible secured debentures. The holders of the convertible secured debentures had a right to convert all or any portion of the outstanding principal amount into shares of the Company’s common stock at a conversion price equal to $3.35 per share prior to November 6, 2004. The offer and sale of the securities were effected without registration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Item 6. Exhibits

Exhibit
Number	Description
10.1	2004 Incentive Equity Plan as Amended

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCHANGE CORPORATION

November 19, 2004	/s/ Heath B. Clarke
Date
Heath B. Clarke
Chief Executive Officer and Chairman

/s/ Douglas S. Norman

Douglas S. Norman
Chief Financial Officer and Secretary

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description
10.1	2004 Incentive Equity Plan as Amended

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002