Form 10KSB
period 2004-12-31
INTERCHANGE CORP
filed 2005-03-09
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to
Commission File Number: 000-50989
INTERCHANGE CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
24422 Avenida de la Carlota, Suite 120
Laguna Hills, CA 92653
(Address of principal executive offices)
(949) 784-0800
Issuer’s telephone number
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001
(Title of Class)
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Issuer’s revenues for its fiscal year ended December 31, 2004: $19,072,000
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $70,427,178 based on the last reported sale price of issuer’s common stock on March 7, 2005 as reported by Nasdaq SmallCap market.
      As of March 7, 2005, the number of shares of the issuer’s common stock outstanding: 7,995,613
Documents incorporated by reference: None
      Transitional Small Business Disclosure Format: Yes ☐          No ☑

INTERCHANGE CORPORATION

PART I

Item 1.	Description of Business
Overview
      We provide paid-search advertising services to businesses on the Internet. Our services enable businesses to list their products and services in our distributed Internet search results. By providing listings of products and services to consumers in a targeted search context, we offer businesses an effective method of accessing consumers during the purchasing process.
      Our sponsored listings are derived from our Advertiser Network, which includes approximately 5,000 of our direct advertisers as well as a large number of indirect advertisers from 19 other paid-search and Internet yellow pages companies. We supply these aggregated sponsored listings to our Distribution Network, which is a network of more than 290 websites and search engines that integrate our search results into their websites, in response to targeted keyword searches performed by Internet users on those websites. During the three months ended December 31, 2004, we received an average of approximately 100 million Internet searches per day from our Distribution Network.
      We generate revenue each time an Internet user initiates a search on our Distribution Network and clicks-through on a sponsored listing from our Advertiser Network. We generally compile these sponsored listings according to bid price, which is the amount an advertiser is willing to pay for each click-through. Advertisers pay only when an Internet user clicks-through on the advertiser’s sponsored listing. Our distribution model is designed to provide sponsored listings from our direct advertisers as well as the advertisers of other paid-search engines to our broad Distribution Network, which increases the opportunity for us and our partners to generate revenue by increasing the number of Internet searches as well as the number of advertisers and sponsored listings.
      In early 2004, we released Local Direct, our local search and advertising platform that incorporates our Keyword DNA technology. This proprietary platform is designed to deliver geographically-targeted, relevant search results on our customers’ websites. We currently market Local Direct primarily to Internet yellow pages websites as well as to other websites and search engines that provide local business information and serve local advertisers. Websites and search engines serving local advertisers on our Local Direct platform are able to provide their advertisers with access to our Distribution Network. Thus, Local Direct represents a way for us to increase the total number of indirect advertisers participating in our Advertiser Network. Local Direct enables local businesses to conduct paid-search advertising, which we believe is a new and evolving market that is not effectively served at this time.
Industry Overview
     The Internet and eCommerce
      The Internet is a global medium for communication, information and commerce. As access to the Internet increases, we believe that more people will purchase goods and services online. Forrester Research, Inc. estimates that online purchases of goods and services by U.S. consumers will grow from approximately $168 billion in 2005 to approximately $288 billion by 2009. We believe that this expected growth in eCommerce will be facilitated in part by decreasing prices of Internet access devices and increases in the performance of those devices, increasing use of personal computers and an increasing availability of high-speed Internet access. The Internet provides a dynamic platform to deliver and access information and complete transactions, which we believe will contribute to the growth of eCommerce.
      As use of the Internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the Internet to advertise their products and services. Jupiter Research estimates that paid search will continue to grow faster than any other sector of online advertising, increasing from $2.6 billion in 2004 to $5.5 billion in 2009. The advertising industry, and specifically online advertising, is evolving to meet the increasing eCommerce demands of both consumers and businesses.

     Online Advertising and Paid-Search
      Most online advertising has historically been impression-based, where an advertiser pays based upon the number of times an advertisement is exposed to a potential consumer. We believe it has been difficult for businesses to measure the return on investment for impression-based advertising. Alternatively, keyword-targeted search-based advertising, also known as paid-search, pay-per-click or sponsored listing advertising, allows online advertisers to accurately measure the effectiveness and response rates of advertisements and adjust their campaigns accordingly. If necessary, advertisers can change listings rapidly and cost effectively in response to information such as consumer behavior, product pricing or product availability. Paid-search advertising also gives advertisers the ability to target online advertisements to individuals with specific and immediate interests and to pay for advertising only when an Internet user actually clicks-through on the advertiser’s sponsored listing. We believe that Internet advertising generally, and paid-search advertising in particular, will continue to grow as consumers and businesses increasingly use the Internet as a means of communicating information and conducting transactions.
      Although businesses have many online advertising options, we believe that paid-search advertising has grown faster and will continue to grow faster than most other online advertising alternatives because it places an advertiser’s message in front of a consumer at the time that the consumer has proactively demonstrated an interest in what the advertiser has to offer. Consumers demonstrate this interest in products or services when they enter related keywords into a search box. According to Forrester Research, search engine marketing spending will increase from $2.8 billion in 2004 to $5.6 billion in 2008.
      We also believe that searches for products, services and businesses within a geographic region, or local search, will be an increasingly significant segment of the online advertising industry. Although paid-search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. Local paid-search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share; however, The Kelsey Group estimates that the local search market will grow to $3.4 billion by 2009. We do not believe that other local search services effectively serve the needs of local businesses.
Our Solution
      We believe our services provide the following benefits to our direct advertisers, our Advertiser and Distribution Network partners and consumers:

•	Measurable Return on Investment. We enable businesses to target their advertising directly at consumers who are searching the Internet for information relating to the products and services that our advertisers offer. Our systems are designed to make advertising with us as easy and efficient as possible. Advertisers can create a wide variety of sponsored listings and bid on numerous keywords, increasing the likelihood that a sponsored listing is tailored to a consumer’s search. Our online tracking and reporting systems give advertisers timely updates on how their campaigns are performing and calculate the rate at which consumers are visiting their websites. Our advertisers are able to use this information to change or refine their campaigns in real-time. For example, at any time advertisers can use our website to edit listings, change keywords or alter bid amounts to improve their return on investment.

•	Targeted Advertising. By bidding on relevant keywords, businesses can target consumers at the exact time a consumer has demonstrated an interest, through search, in what the business has to offer. We believe that paid-search advertising delivers a more relevant list of commercial sites for Internet users because advertisers generally only bid on keywords that are related to the products and services they offer.

•	Large Number of Advertisers. When Internet users perform a search on one of our Distribution Network partners’ websites, they are able to search sponsored listings from approximately 5,000 of our direct advertisers as well as a large number of indirect advertisers from 19 other paid-search and Internet yellow pages companies. The breadth of advertisers within our Advertiser Network increases the likelihood that we can provide relevant sponsored listings to consumers. We believe that this increases the possibility that consumers will click-through on one of our sponsored listings, thereby generating revenue for us as well as our Advertiser and Distribution Network partners.

•	Widespread Distribution. We currently distribute our sponsored listings to more than 290 websites and search engines that make up our Distribution Network, which provided us with an average of approximately 100 million searches per day during the three months ended December 31, 2004. This broad distribution exposes our sponsored listings to more Internet users, thereby increasing advertisers’ access to consumers who are seeking information relating to their products and services. We believe that the more opportunities advertisers have to place their messages in front of targeted consumers in the form of sponsored listings on our Distribution Network, the greater the likelihood that revenue-generating click-throughs will occur.

•	Access to Paid-Search Advertising. We provide our Distribution Network partners the opportunity to generate revenue with minimal effort or expense by accessing our broad base of sponsored listings. Many of our Distribution Network partners are small businesses that do not have the resources and technology required to generate revenue from paid-search advertising. Our Distribution Network partners are able to earn revenue when consumers on their sites who are searching for information relating to products and services click-through on our sponsored listings included in the search results.

Our Strategy
      Our objective is to be a leader in paid-search by growing our Advertiser and Distribution Networks, enhancing the services we currently provide and innovating new products and services. The key elements of our strategy are to:

•	Expand Our Advertiser Network. We intend to increase our Advertiser Network by expanding our sales and business development teams, increasing our telesales efforts, establishing new relationships with other paid-search companies, participating in trade shows, and strengthening our brand through other online and offline marketing activities. We also intend to pursue expansion of our business into international markets where consumers, advertisers and search providers are seeking paid-search technologies.

•	Expand Our Distribution Network. We intend to continue to increase the number of searches we receive by expanding the number of websites and search engines in our Distribution Network. The more searches we receive and respond to with sponsored listings, the more opportunities we have to receive click-throughs on those sponsored listings, and therefore, to generate revenue. We intend to continue attracting Distribution Network partners principally through our business development team, online and offline marketing efforts and participation in industry trade shows. We believe potential Distribution Network partners want to include our sponsored listings in their search results because we are able to deliver a large number of sponsored listings, which can increase their ability to generate revenue from their existing search requests.

•	Develop New Local Search Services. We launched our Local Direct search and advertising platform in early 2004. We have only just begun to receive revenue from this new service offering, and we intend to commit additional resources, mainly research and development personnel, to the continued development and improvement of our Local Direct services. Non-paid-search technology has traditionally responded to search requests by listing all relevant results from all of the websites on the Internet. We believe that the demand for search results targeted to a specific geographic region is increasing as more people have begun to rely on the Internet as their primary reference source. We further believe our local search technology will enable increasing numbers of local businesses to connect with consumers via paid-search. We primarily market our Local Direct services to Internet yellow pages websites, newspaper publishers and city guides that generally have existing relationships with local businesses. It is our objective to continue to offer Internet yellow pages websites, newspaper publishers and city guides serving local markets a growing range of advertising services that are integrated into our Local Direct platform, which they can select to offer to their own advertisers. In March 2005, we acquired the Local.com domain name to be a destination site for our local search services.

•	International Expansion. We intend to market our national and local paid-search services in foreign markets. We believe that our services, specifically our Local Direct search and advertising platform, can be utilized by web sites and search engines that serve local advertisers in foreign markets. When we establish foreign operations, we may need to make capital expenditures for data centers and hire staff in various countries. In February 2005, we completed the acquisition of Inspire Infrastructure 2i AB, a European based local-search company.

•	Acquisition of Strategic Technologies and Businesses. In addition to the Inspire Infrastructure 2i AB acquisition, we may acquire technologies and other businesses that enhance our ability to serve consumers, advertisers and our platform clients with our national and local paid-search services.

Our Services
     Paid-Search
      Our paid-search services enable businesses to advertise their products and services with sponsored listings that we make available in response to relevant search requests by Internet users. Our distribution model is designed to concurrently source sponsored listings from both our direct advertisers as well as advertisers of other paid-search engines, and then distribute those listings throughout our Distribution Network of websites and search engines in response to specific keyword searches by consumers on those sites. Advertisers pay only when an Internet user clicks-through on their sponsored listing. When an Internet user clicks-through on a sponsored listing from our Advertiser Network, we generate revenue that we then share with the applicable Distribution Network partner.
      Advertiser Network. Paid-search companies join our Advertiser Network to gain access to the large number of searches originated on our Distribution Network. We believe this access to consumer search requests increases the opportunity for click-through revenue because the advertiser’s listings are distributed in response to a larger number of consumer search requests.
      Our sponsored listings are derived from our direct advertisers as well as the indirect advertisers from our Advertiser Network partners, which are 19 other paid-search and Internet yellow pages companies such as Ask Jeeves, Inc., Engine54.com (a division of 24/7 Real Media, Inc.), FindWhat.com, Kanoodle.com, Inc. and LookSmart. Indirect advertisers create their listings and set bid amounts through one or more of our Advertiser Network partners. Direct advertisers create their listings through our account management systems by developing listing descriptions, identifying keywords and setting bid amounts relating to those keywords. Our editorial team reviews our direct advertisers’ sponsored listings for content and relevance. Our sponsored listings are distributed across our Distribution Network in response to matching keyword searches initiated by consumers on those sites. Advertisers’ listings are generally ranked according to the price they are willing to pay for a click-through. Thus, advertisers must compete for click-throughs by bidding against other advertisers in the Advertiser Network. We believe our Advertiser Network provides an important competitive bidding element, and produces more relevant search results than afforded by competitors with a smaller base of advertisers. This also provides us with a large number of advertisers for each search term, which we believe increases the likelihood of generating a click-through and producing revenue for us and our partners. Websites and search engines may join either or both of our Advertiser and Distribution Networks, but we only generate revenue from click-throughs originating on our Distribution Network.
      Distribution Network. Websites and search engines join our Distribution Network because we are a single point of contact for a large number of paid-search advertisers from our Advertiser Network. This increases our Distribution Network partners’ opportunities to generate revenue from their consumer search traffic.

      Our Distribution Network currently consists of more than 290 websites and search engines. When a consumer initiates a search on one of those sites, we receive the search request and then deliver relevant sponsored listings from our Advertiser Network in response. During the three months ended December 31, 2004, we received an average of approximately 100 million Internet searches per day from our Distribution Network. We generally compile the results for a search request according to the amount an advertiser bids for a click-through. Although our Distribution Network partners typically display the results in order of the bid, they are not obligated to display our results in the same order that we deliver them. Many of our Distribution Network partners combine search results from other providers with our listings in order to increase possible search results to satisfy an Internet user’s search request.
     Advertiser Account Management
      We have developed and deployed proprietary systems to make advertising with us as easy and efficient as possible. Our advertisers can easily create a variety of sponsored listings and bid on numerous keywords, increasing the likelihood that a sponsored listing is tailored to a consumer’s search request. Our direct advertisers are able to manage their accounts at our ePilot website, located at www.epilot.com. Our advertisers use our ePilot website’s self-service tools to create, develop, budget and pay for their advertising campaigns. Our account representatives also offer full customer service to assist our advertisers in creating and managing their accounts. Advertisers can access their accounts to manage their campaigns, at any time, in the following ways:

•	Select or Edit Keyword Terms. Advertisers enter the keywords directly relevant to their website content, products or services. The selected keywords will be linked to the advertiser’s sponsored listings. Our keyword suggestion tool is available to assist in this process and help build an effective campaign.

•	Create or Edit Listings. Advertisers create or edit descriptions for each of their sponsored listings, which typically consist of a title and description of their products or services. The objective is to entice a consumer to click on their sponsored listing rather than a competitor’s sponsored listing.

•	Enter or Edit Bid Amount. Once specific keywords are linked by the advertiser to their sponsored listings, the advertiser must bid for the amount they are willing to pay for each click-through on the sponsored listings. Advertisers compete against each other for access to potential consumers by bidding on specific keywords. Our systems enable advertisers to view competitor’s bids within our real-time auction environment and adjust their bids accordingly. We deliver our sponsored listings to our Distribution Network partners with the associated bid amounts. Our Distribution Network partners generally place the highest bids at the top of the page of search results. This provides an incentive for advertisers to increase their bid amounts in order to appear at the top of search results where click-throughs are more likely to occur.

•	View Campaign Performance Reports. Advertisers have online access to campaign performance reports that evaluate the performance of their keyword combinations, bid placements or listing descriptions. Advertisers can adjust their listings or bid amounts at any time based on the results of these reports.
     Local Direct
      In early 2004, we launched our Local Direct search and advertising platform. We generally market this service to websites that provide local business information, such as Internet yellow pages websites. Businesses that utilize our Local Direct services can sell sponsored listings to local businesses, provide our geographically targeted search technology on their website and distribute their local sponsored listings to our Distribution Network in response to locally targeted searches. Our Local Direct services include:

•	Assured Response. Assured Response is a service designed for clients who wish to use our Keyword DNA technology in delivering responses to local search requests. We believe Assured Response improves the search results of clients by indexing their own data and/or retrieving data from multiple data sources, increases revenue from their own advertiser relationships by enabling distribution of the Internet yellow pages site’s advertiser listings across our Distribution Network, and enables the client to access sponsored listings from our Advertiser Network in order to increase revenue from their own search traffic.

•	Network Advantage. Network Advantage provides our Local Direct clients with access to both our Advertiser and Distribution Networks. Access to our Distribution Network gives our Local Direct clients the opportunity to earn additional revenue from click-throughs on listings they provide in response to searches on the websites of our Distribution Network partners. Access to our Advertiser Network gives our clients the opportunity to earn additional revenue from consumer searches on their own websites by providing our wide variety of sponsored listings in response to relevant search requests they receive.

•	Paid Search Plus. Paid Search Plus is a private-label version of our proprietary account management systems. We provide our private-label clients with a license to our account management solution, which the client can then integrate in the look and feel of their own website or search engine. This allows our clients to preserve their own brand and maintain a direct relationship with their own advertisers, while also empowering them to sell sponsored listings to those advertisers using our account management solutions.

Technology, Research and Development
      We make our services available to advertisers and our Advertising and Distribution Network partners through a combination of our own proprietary technology and commercially available technology from industry leading providers.
      We believe that it is important that our technologies be compatible with the systems used by our Advertiser and Distribution Network partners. Our core technology platform operates on universally accepted standards such as XML and SOAP for business-to-business computing and we believe that these standards provide for platform independence and simplified integration with other systems. We rely upon third parties to provide hosting services, including hardware support and service and network coordination.
      Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our direct advertisers and our Advertiser and Distribution Network partners. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2004, we had 16 employees in product and technical development.
      Our research and development expenses were $1.3 million and $708,000 for the years ended December 31, 2004 and 2003, respectively.
     Keyword DNA Technology
      Our Keyword DNA technology is our proprietary method for indexing large amounts of data, and is critical to our Local Direct search and advertising platform. Keyword DNA technology enables consumers to enter into a search engine the particular product or service they are seeking and a given geographic area. Our Keyword DNA technology then attempts to locate the appropriate business listing, searching as many different data sources as directed, to find the results. Unlike other search engine technologies, Keyword DNA is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a website. We believe that our methodology increases the relevancy of geographically targeted search results.

     Distribution Technology
      A fundamental aspect of our business is the ability to source large volumes of sponsored listings from our Advertiser Network and distribute those listings to our Distribution Network in response to consumer search requests, and to do so in real-time. Our technology is designed to gather information from multiple data points and compile the results according to a proprietary set of rules that we have developed. Each click-through from our Distribution Network is subject to a filtering process in order to improve advertiser return on investment by minimizing such things as double-clicks and other illegitimate click-throughs. This technology incorporates a sophisticated accounting system that provides our direct advertisers and our partners with the information they need to manage their relationships with us. In addition, our bid management system creates a real-time auction among advertisers in which they are able to bid for click-throughs. We believe that our technology supporting our distribution model provides us a competitive advantage.
Sales, Marketing and Business Development
      As of December 31, 2004, we had 24 full-time employees in our sales department, 10 in our business development department, two in our marketing department and six in our customer service department. Our sales department sells our paid-search services directly to advertisers through telesales, direct marketing, and attendance at and sponsorship of various trade shows and industry events. Our business development department focuses on expanding the number of our Advertiser and Distribution Network partners. Our marketing department focuses on promoting our business and brands through press coverage, advertising and trade shows. Our customer service department is devoted primarily to providing support to our customers. Our key sales, marketing and business development personnel are compensated with salaries and performance-based bonuses.
Competition
      The online paid-search market is intensely competitive. Our primary current competitors include Yahoo!, Google and our own Advertiser Network partners. Non-paid-search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the paid-search advertising market. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. We believe that the principal competitive factors in our market are network size, revenue sharing arrangements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of paid-search listings across the Internet infrastructure.
      Competition for the distribution of sponsored listings could cause us to enter into agreements with our Distribution or Advertiser Network partners with less favorable terms or to lose partners. This could reduce our number of click-throughs, reduce revenue or increase search-serving expenses, all or some of which may have a material adverse effect on our business, operating results and financial condition.
      We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do.
      The search industry has recently experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid-search services. If this trend continues, we may be not be able to compete in the paid-search market and our financial results may suffer.
      Additionally, larger companies such as Google and Microsoft may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, our

Distribution Network partners’ websites and less likely to click-through on our Advertiser Network partners’ sponsored listings. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.
Major Customers
      Our Advertiser Network partner, LookSmart, Ltd., represented 35% and 33% of our total revenue for the years ended December 31, 2004 and 2003, respectively.
Intellectual Property
      Our success and ability to compete are substantially dependent upon our internally developed technology and data resources. We seek to protect our intellectual property through existing laws and regulations, as well as through contractual restrictions. We rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our intellectual property.
      We have filed for registered trademark status for “ePilot,” “Keyword DNA,” “Assured Response,” “Network Advantage,” “Paid Search Plus” and “Local Direct,” among others, in the United States and have filed for registered trademark status of “Keyword DNA” abroad. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.
      We have six patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments. In addition, we have filed 14 provisional patents related to our search and other technologies, including our Keyword DNA technology and our Local Direct search and advertising platform. We may consolidate some of our current application and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.
Government Regulation
      Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid-search advertising to online gaming sites, the legality of sweepstakes, promotions and gaming sites generally, and the regulation of content in various jurisdictions.
      Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.
      There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid-search businesses. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways. We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.
Employees
      As of December 31, 2004 we had 65 employees, all of which were full-time, 16 of which were engaged in technical development, 42 in sales and marketing and 7 in finance, administration and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Recent Developments
      On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB, a Swedish Internet and wireless local-search technology company. Under the terms of the acquisition, Inspire shareholders received $15.0 million in cash plus additional consideration consisting of up to 447,067 shares of our common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria, for an estimated aggregate purchase price of $22.5 million. The allocation of the purchase price to assets acquired and liabilities assumed is still being determined.
      On March 7, 2005, we acquired the Local.com domain name for a purchase price of $700,000, paid in cash. The Local.com brand will be marketed to consumers as a local-search destination site. We expect to re-launch the Local.com site in the second half of 2005.
Corporation Information
      We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation and we changed our name to eLiberation.com Corporation in August 1999. In February 2003, we changed our name to Interchange Corporation.

Item 2.	Description of Property
      Our executive and administrative offices are located at 24422 Avenida de la Carlota, Suite 120, Laguna Hills, California, where we lease approximately 8,600 square feet of space in a four-story office building. Our current monthly rent is $17,178, subject to annual increases. Our lease for this space ends in March 2007. We believe that we will need additional office space within the next 12 months and that suitable additional or alternative space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings
      We are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.
      In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay approximately $1.1 million, plus penalties and interest, for federal payroll tax liabilities that we failed to pay or timely pay during 2000 and through 2002. Pursuant to our agreement, we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them if requested, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information when they request or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. As of December 31, 2004, the outstanding liability was $261,000.

Item 4.	Submission of Matters to a Vote of Securities Holders
      None
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
      Our common stock commenced trading on the Nasdaq SmallCap market on October 19, 2004 under the symbol “INCX.” The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the Nasdaq SmallCap Market. These prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low

Quarter ended December 31, 2004	$31.77	$7.23
      On March 7, 2005, the closing price of our common stock, as reported by the Nasdaq SmallCap Market, was $10.90 per share and the number of stockholders of record of our common stock was 287.
      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, and such other factors as our board of directors deems relevant.
Use of Proceeds from Initial Public Offering (IPO)
      The Securities and Exchange Commission declared our registration statement on Form SB-2 (Registration No. 333-116965) under the Securities Act of 1933 effective on October 18, 2004. Under this registration statement, in an initial public offering, we registered 3,157,500 shares of our common stock, par value $0.00001, including 407,500 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $25,260,000. Roth Capital Partners, LLC was the lead managing underwriter of the offering and acted as representative of the other underwriters which included Merriman Curhan Ford & Co., Maxim Group LLC and GunnAllen Financial, Inc.
      On October 22, 2004, we completed our IPO in which we sold 2,750,000 shares of our common stock at an IPO price of $8.00 per share, resulting in gross proceeds of $22,000,000.
      On November 1, 2004, the underwriters exercised their over-allotment option. As a result, we sold an additional 407,500 shares of common stock at $8.00 per share, resulting in gross proceeds of $3,260,000.
      Through December 31, 2004, we incurred offering expenses in connection with this offering as follows:

Underwriting discounts and commissions	$1,768,200
Expenses paid to or for underwriters	505,200
Other expenses	1,275,000

Total expenses	$3,548,400

      None of the above expenses were paid either directly or indirectly to our directors, officers, or to persons owning more than 10% of any class of our equity securities or to our affiliates.
      Through December 31, 2004, we have applied all of the $21,711,600 in net offering proceeds as follows:

International expansion/acquisitions	$15,000,000
Repayment of convertible secured promissory notes and interest	1,476,028
Payment of tax liabilities to the Internal Revenue Service	1,400,000
Repayment of convertible secured debentured and interest	233,424
Capital expenditures (including establishment of new data centers)	1,800,000
Marketing
Working capital and other general corporate purposes	1,552,148

Total proceeds applied	$21,711,600

      The repayment of convertible secured promissory notes and interest in the amount of $1,476,028 was paid to Frastacky Associates, Inc., a beneficial owner of 6.8% of our common stock. None of the remaining applications of net offering proceeds were paid either directly or indirectly to our directors, officers or persons owning more than 10% of any class of our equity securities.

Item 6.	Managements Discussion and Anaylisis or Plan of Operation
      The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Report.
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
      We generate revenue each time an Internet user initiates a search on our Distribution Network and clicks-through on a sponsored listing from our Advertiser Network. We subsequently share this revenue with the Distribution Network partner that provided the related search. We only recognize as revenue the portion of advertisers’ bid prices that the applicable Advertiser Network partner pays us for providing a click-through to its advertisers, as compared to the entire amount of advertisers’ bid prices from our direct advertisers. As a result, we typically generate higher revenue per click-through from our direct advertisers than from the indirect advertisers of other paid-search engines. However, due to the broad range of advertisers and related sponsored listings from our Advertiser Network partners, we tend to receive a greater volume of click-throughs on such listings. As we add additional Advertiser Network partners, we increase our opportunity to generate incremental revenue with little additional cost or effort.
      We currently sell our paid-search services directly to advertisers through our direct sales force. Our business development department focuses on expanding the number of our Advertiser and Distribution Network partners. Although we have long-standing relationships with most of our Advertiser and Distribution Network partners, our contracts with such partners are non-exclusive and generally cancelable upon 30 days prior notice.
      We released our Local Direct services in early 2004; however, we have not generated significant revenue from this service to date.

Outlook for Our Business
      Due to the expansion of our Distribution Network and an increase in click-throughs, we have experienced significant revenue growth since 2002. We anticipate continued revenue growth in the future due to our planned expansion of our Distribution Network. Our revenue has grown from $8.8 million in 2003 to $19.1 million in 2004. Our profitability has improved from a net income of $60,000 in 2003 to a net income of $1.5 million for 2004. Our revenue growth has been and will continue to be dependent, in part, on our ability to increase the number of click-throughs on the sponsored listings that we deliver in response to search requests originating from our Distribution Network. Our ability to increase the number of click-throughs will depend, in part, on our ability to increase our sponsored listings and advertisers in our Advertiser Network. In addition, we believe that continued revenue growth is dependent, in part, on delivering search traffic that ultimately yields Internet users that purchase products and services from our advertisers. We currently have more than 290 Distribution Network partners, an increase from 136 at December 31, 2003.
      We believe the market for Internet advertising and specifically paid-search services will continue to grow. The Kelsey Group reports that there are approximately 10 million small and medium sized enterprises in the United States and that there may be as many as 25 to 30 million more around the globe, but that only approximately 350,000 businesses advertise online. As a result, we believe that local businesses, those that principally serve consumers within a 50 mile radius of their location, many of which are small and medium sized enterprises, have not been adequately served by the paid-search industry. Our Local Direct service is designed to address this market, which we believe will provide an opportunity for increased revenue from click-throughs on the sponsored listings of local businesses.
      We have increased our operating expenses to support the growth in our business and to develop and market new services and technologies. Our search serving expenses are our largest expense and have increased as our revenue has increased due to revenue-sharing agreements with our Distribution Network partners. As competition for distribution increases, we may be required to pay a higher percentage of our revenue to our Distribution Network partners. Our personnel expenses are our next largest expense and consist of salaries, commissions, benefit plans and other payroll related costs. Our personnel increased from 24 at December 31, 2002 to 65 as of December 31, 2004. We intend to hire additional personnel primarily in the areas of sales and marketing and research and development to support our anticipated growth.
      Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on customer acceptance of our services, the growth of the paid-search market and competition from other providers of paid-search technologies and services. See “Risk Factors” for a more detailed discussion of these and other risks.
Sources of Revenue
      We generate revenue from click-throughs on the sponsored listings provided by our Advertiser Network, which consists of our direct advertisers and indirect advertisers from our Advertiser Network partners. For 2003 and 2004, approximately half of our revenue was derived from our direct advertisers and approximately half was derived from indirect advertisers from our Advertiser Network partners.

Direct Advertisers
      When businesses set up advertising campaigns with us, they set the bid price they are prepared to pay us each time an Internet user clicks-through on the businesses’ sponsored listings. We recognize the bid amount as revenue when a click-through occurs. For 2003 and 2004, more than 80% of our revenue from direct advertisers was paid in advance of our delivery of click-throughs. These advance payments are recorded as deferred revenue until a click-through occurs.

Advertiser Network Partners
      We have contracts with 19 other paid-search and Internet yellow pages companies, our Advertiser Network partners, to provide these partners with consumer search traffic. These partners have their own advertisers who have paid-search campaigns and who have agreed to pay these partners for each click-through on a sponsored listing. Our Advertiser Network partners have agreed to pay us a portion of the revenue that they earn as a result of the click-throughs that we provide to their advertisers from our Distribution Network. We recognize our portion of the bid price as revenue at the time of a click-through. Our Advertiser Network partners generally have credit terms with us of net 30 days.
Operating Expenses

Search Serving
      Search serving expenses consist primarily of revenue-sharing payments that we make to our Distribution Network partners, and to a lesser extent, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services. Because the majority of these costs are revenue-sharing payments, we expect our search serving costs will continue to increase in absolute dollars to the extent revenue increases.

Sales and Marketing
      Sales and marketing expenses largely consist of sales commissions, salaries and other costs of employment for our sales force, customer service staff and marketing personnel, and to a lesser extent, advertising and promotional expenses. When an advertiser makes a deposit into its account with us, our applicable salesperson earns a commission. We record sales commission expense in the period the deposit is received. We expect our sales and marketing expenses will continue to increase in absolute dollars to the extent we increase revenue, expand our sales force and increase our marketing activities. We expect our sales and marketing expenses to decrease as a percentage of revenue to the extent that we increase the efficiency and productivity of our sales and marketing teams.

General and Administrative
      General and administrative expenses consist of salaries and other costs of employment of our executive, finance and information technology staff, along with legal, tax and accounting, and professional service fees. We expect that our general and administrative expenses will increase in absolute dollars in connection with our transition to and operation as a public company, but decrease as a percentage of revenue, to the extent that we expand our operations.

Research and Development
      Research and development expenses consist of salaries and other costs of employment of our development staff as well as outside contractors. We plan to increase our number of personnel and consultants who are working to enhance our paid-search services, particularly our local search solution, which we released in early 2004. Our local search solution enables our clients to sell sponsored listings to local businesses, provide our geographically targeted search technology on their website and distribute their local sponsored listings to our Distribution Network in response to locally targeted searches. We expect this increase in personnel and consultants will result in an increase in our research and development expenses in absolute dollars. We estimate that we will begin generating meaningful revenue from our research and development efforts relating to Local Direct in the second half of 2005.

Non-Cash Equity Based Expense
      Non-cash equity based expense represents the fair value at the date of grant of warrants and options granted to non-employees for services that are amortized over the vesting period.
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies described in more detail in Note 1 to our financial statements included in this Report, involve judgments and estimates that are significant to the presentation of our financial statements.

Revenue Recognition
      We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.
      We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on our advertisers’ sponsored listings. Prior to supplying a click-through, we enter into a contractual arrangement to distribute sponsored listings from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to us. These sponsored listings are then included as search results that we distribute in response to keyword searches performed by consumers on our Distribution Network. Depending on the source of the advertiser, we recognize an applicable portion of the bid price for each click-through we deliver on advertisers’ sponsored listings. We recognize revenue when earned based on click-through activity to the extent that the direct advertiser has deposited sufficient funds with us or collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.
      We distribute sponsored listings to our Distribution Network partners in response to consumer search requests and share a portion of revenue generated with these partners. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment to Distribution Network partners because we act as the primary obligor and are responsible for the fulfillment of services.
      We do not record an allowance for refunds due to click-fraud since we have developed filtering technology designed to identify click-fraud, double-clicks and other types of illegitimate click-throughs. Our system is designed to automatically detect and void these illegitimate click-throughs daily, prior to billing or charging advertisers. Although we have no means of calculating the exact number of illegitimate click-throughs that are not automatically detected and voided, we believe such amounts are immaterial.

Allowance for Doubtful Accounts
      Our management estimates the uncollectability of our accounts receivable for losses that may result from the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due.
      As of December 31, 2004, one customer represented approximately 58% of our accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes the customer will continue to do so.

Non-Cash Equity-Based Compensation Expense
      We account for stock-based employee compensation under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, which recognizes non-cash equity-based employee compensation expense based on the difference between the fair market value of our stock and the exercise price at the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. For the periods presented, there was no stock-based employee compensation charged to operations.
      We account for stock-based compensation for options and warrant grants to non-employees using the Black-Scholes valuation model. This requires management to make estimates of a risk-free interest rate, the expected life of the equity instrument, our expected dividend yield, and the expected volatility of our common stock price. In addition, our common stock is not publicly traded and therefore management extrapolates its estimate of our common stock prices from other arms-length transactions. These estimates are subjective and changes in these subjective estimates can materially affect the fair value recorded in our statements of operations.
Results of Operations
      The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2004 and 2003:

	Year Ended
	December 31,

	2004	2003

Revenue	100.0%	100.0%

Operating expenses:
Search serving	50.8	43.4
Sales and marketing	19.8	22.5
General and administrative	13.8	16.7
Research and development	6.7	8.1
Non-cash equity based expense	0.1	1.2

Total operating expenses	91.2	91.9

Operating income	8.8	8.1
Interest and other income (expense)	(3.4)	(7.2)

Income before income taxes	5.4	0.9
Provision (benefit) for income taxes	(2.7)	0.2

Net income	8.1%	0.7%

Years ended December 31, 2004 and 2003

Revenue
      Revenue was $19.1 million and $8.8 million for the 2004 and 2003, respectively, representing an increase of $10.3 million or 117.1%. The increase was primarily due to an increased number of revenue-generating click-throughs, substantially all of which resulted from an increase in the number of our Distribution Network partners from 136 at December 31, 2003 to 290 at December 31, 2004. During the year ended December 31, 2003, click-through revenue from our Distribution Network partner, Okomara Digital Media IBC, represented

15.2% of our total revenue and no Distribution Network partner represented greater than 10% of our revenue for the year ended December 31, 2004.
      We derived 55.6% of our revenue from direct advertisers and 44.4% of our revenue from our Advertiser Network partners during 2004 as compared to 50.1% of our revenue from direct advertisers and 49.9% from our Advertiser Network partners during 2003. One of our Advertiser Network partners, LookSmart, Ltd. represented 34.9% and 33.3% of our revenue for the years ended December 31, 2004 and 2003, respectively. The increase in revenue resulted primarily from an increase in search requests resulting in an increase in click-throughs for our Advertising network partner, LookSmart.

Search Serving
      Search serving expenses were $9.7 million and $3.8 million for 2004 and 2003, respectively, representing an increase of $5.9 million or 154.1%. As a percentage of revenue, search serving expenses were 50.8% and 43.4% for 2004 and 2003, respectively. Substantially all of this increase represented increased payments to our Distribution Network partners resulting from the increase in click-throughs in the current period. The increase in search serving expense as a percentage of revenue was due to increased revenue sharing arrangements with our Distribution Network partners. We expect search serving expense to continue at approximately the same percentage of revenue.

Sales and Marketing
      Sales and marketing expenses were $3.8 million and $2.0 million for 2004 and 2003, respectively, representing an increase of $1.8 million or 90.8%. As a percentage of revenue, sales and marketing expenses were 19.8% and 22.5% for 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in sales commissions associated with higher direct advertiser deposits and higher revenue, and an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount.

General and Administrative
      General and administrative expenses were $2.6 million and $1.5 million for 2004 and 2003, respectively, representing an increase of $1.1 million or 78.7%. As a percentage of revenue, general and administrative expenses were 13.7% and 16.7% for 2004 and 2003, respectively. This increase in absolute dollars was primarily due to professional services costs, which includes legal, accounting and consulting fees, as a result of our becoming a public company along with higher credit card fees related to higher direct advertiser deposits.

Research and Development
      Research and development expenses were $1.3 million and $708,000 for 2004 and 2003, respectively, representing an increase of $574,000 or 81.1%. As a percentage of revenue, research and development expenses were 6.7% and 8.1% for 2004 and 2003, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount.

Non-Cash Equity Based Expense
      Non-cash equity based expense was $13,000 and $103,000 for 2004 and 2003, respectively, representing a decrease of $90,000 or 87.4%. As a percentage of revenue, non-cash equity based expense was 0.1% and 1.2% for 2004 and 2003, respectively. The decrease in absolute dollars was a result of fewer warrants issued to non-employees.

Interest and Other Income (Expense)
      Interest and other income (expense) was $(656,000) and $(636,000) for 2004 and 2003, respectively, representing an increase in net interest expense of $20,000 or 3.1%. This increase was primarily due to interest expense relating to the convertible secured debentures issued during 2003. As a result of our initial public offering in October 2004, our private placement in December 2004 and the conversion of our convertible secured debentures in November 2004, we expect our interest income to substantially increase and our interest expense to substantially decrease in the future.

Provision (benefit) for income taxes
      Provision (benefit) for income taxes was $(521,000) and $17,000 for 2004 and 2003 respectively. Prior to 2004, we had established a valuation allowance equal to 100% of its net deferred tax asset. Due to our continued profitable operating performance, completion of financing rounds in the fourth quarter of 2004, and forecasted operating results for 2005, we released a portion of its valuation allowance, which resulted in a non-cash benefit to our tax expense of $521,000 in 2004.

Net Income
      We had net income of $1.5 million and $60,000 for 2004 and 2003, respectively.
New Accounting Pronouncements
      In May 2003, the SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity was issued. Such statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires mandatory redeemable financial instruments to be classified within the liability section of the balance sheet. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Any such transaction entered into subsequent to May 15, 2003 is to be classified immediately within the liability section of the balance sheet. For non-public companies, SFAS No. 150 is effective for fiscal years beginning after December 15, 2003. Upon adoption, we do not anticipate a material impact on its consolidated financial statements.
      In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R). FIN 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. We do not believe that we have any investments in variable interest entities that will require consolidation.
      In December 2004, FASB issued SFAS No. 123R, Share Based Payments. The statement requires public companies to measure the cost of employee services in exchange for an award of equity instruments to be based on the grant-date fair value of the award as determined by using an option-pricing model. This statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement also clarifies and expands Statement No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for entities that do not file as a small business issuer. For entities that do file as a small business issuer, the effective date is of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently reviewing the impact on our financial statements of implementing this statement.
Liquidity and Capital Resources
      We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents were $24.6 million as of December 31, 2004. We had positive working capital of $33.5 million at December 31, 2004.
      Net cash provided by (used in) operations was $164,000 and $(1.7 million) in 2004 and 2003, respectively. The increase in cash provided by operations was primarily due to an increase in net income.
      Net cash used in investing activities was $10.9 million and $376,000 in 2004 and 2003, respectively. The increase in cash used in investing activities was due to an increase in marketable securities.
      Net cash provided by financing activities was $34.7 million and $2.7 million in 2004 and 2003, respectively. In 2004, we raised gross proceeds of $25.3 million from our initial public offering, $15.0 million in a private placement and $325,000 from the exercise of warrants. In 2003, we raised gross proceeds of $2.4 million from the issuance of convertible secured debentures, $500,000 from the issuance of convertible secured promissory notes and $2,000 from the exercise of stock options.

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
      On October 22, 2004, we completed our IPO in which we sold 2,750,000 shares of our common stock that resulted in gross proceeds of $22,000,000, of which we paid approximately $1,540,000 in underwriting discounts and commissions, $440,000 as a non-accountable expense allowance to the underwriters and approximately $1,275,000 in related IPO costs. As a result, the approximate net cash proceeds from the offering were $18,745,000. In connection with the IPO, the underwriters were issued warrants to purchase 315,750 shares of our common stock at an exercise price of $10.00 per share that expire on October 22, 2009. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $499,333 and was recorded as an IPO cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.31% interest rate; five years contractual life; and volatility of 25%.
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
      On November 1, 2004, the underwriters exercised their over-allotment option. As a result, we sold an additional 407,500 shares of common stock resulting in gross proceeds of $3,260,000, of which we paid approximately $228,200 in underwriting discounts and commissions and $65,200 as a non-accountable expense allowance to the underwriters. As a result, our approximate net cash proceeds were $2,966,600.

Convertible Secured Promissory Note
      In January 2003, we issued three convertible secured promissory notes to Frastacky Associates for the principal amount of $500,000, in aggregate. These notes bore interest at 10% per annum and could be converted into shares of our common stock at a rate of $2.00 per share at any time prior to the payment in full of these notes.
      In June 2003, we entered into a loan extension and conversion agreement with Frastacky Associates with respect to the three above-described convertible secured promissory notes as well as four other convertible secured promissory notes we issued in 2001 and 2002. This agreement extended the maturity date of the seven outstanding convertible secured promissory notes payable to Frastacky Associates with an outstanding principal amount of $1.3 million to April 30, 2004.
      In April 2004, we entered into a loan extension and conversion agreement with Frastacky Associates with respect to the seven outstanding convertible secured promissory notes payable to Frastacky Associates with an outstanding principal amount of $1.3 million to the earlier of (i) one day before the first maturity date of any outstanding convertible secured debentures, (ii) ten business days after we complete an initial public offering of our common stock, or (iii) December 31, 2004. During October 2004, we repaid the full outstanding principal amount of the convertible secured promissory notes of $1.3 million and the accrued interest of $176,058 to Frastacky Associates.

Convertible Secured Debentures
      Between August 2003 and November 2003, we sold an aggregate of $2.4 million in convertible secured debentures plus warrants to purchase 476,400 shares of our common stock at an exercise price of $3.75 per share and a five year term to various investors. The convertible secured debentures were secured by our assets and were subordinated to the Frastacky Associates convertible secured promissory notes discussed above. The purchases of the convertible secured debentures and the related warrants took place in seven tranches on August 27, 2003, September 5, 2003, September 16, 2003, September 30, 2003, October 15, 2003, October 20, 2003 and November 20, 2003. The convertible secured debentures were due on the earlier of (i) the first anniversary from the date of issuance, or (ii) fifteen days following our consummation of any equity and/or debt financing with aggregate gross proceeds of at least $10.0 million. Each convertible secured debenture holder had the right, at any time, to convert their debenture into shares of our common stock at $3.35 per share. In connection with the issuance of the convertible secured debentures, we paid $604,708 in cash for placement agent fees. We also issued warrants to purchase 303,851 shares of our common stock at an exercise price of $4.00 per share, which expire on May 31, 2008.
      Between August 2004 and October 2004, we entered into agreements with holders of our convertible secured debentures with maturity dates of August 27, 2004, September 5, 2004, September 16, 2004, September 30, 2004, October 15, 2004 and October 20, 2004. These agreements extended the maturity date of the convertible secured debentures to the earlier of (i) December 31, 2004 or (ii) 15 days following the completion of a financing with proceeds to us of at least $10 million. During November 2004, holders of the convertible secured debentures converted $2,360,172 of principal amount into 704,529 shares of our common stock. The remaining principal amount of $21,828 plus accrued interest of $211,597 was paid in November 2004 and no convertible secured debentures remain outstanding.

Private Placement
      On December 20, 2004, we entered into an agreement to sell 822,000 shares of our common stock to institutional investors for $18.25 per share in a private placement transaction, which closed on December 30, 2004. The transaction resulted in gross proceeds of $15,001,500, of which we paid approximately $997,000 in related costs. As a result, the approximate net cash proceeds from the private placement were $14,004,000. In connection with the sale of common stock, the investors were issued warrants to purchase 164,400 shares of our common stock at an exercise price of $25.53 per share that expire on December 30, 2009. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $2,339,206 and was recorded as a private placement cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.64% interest rate; five years contractual life; and volatility of 125%.

Sutter Capital Loan Agreement
      In February 2003, we entered into a settlement agreement with Sutter Capital in which we issued 50,000 shares of our common stock and warrants to purchase 93,750 shares of our common stock that are exercisable at $2.00 per share and expire in 2008 in consideration of the retirement of all indebtedness owed under the loan agreement, dated December 14, 2001, with Sutter Capital.

Bear Flag Secured Promissory Note
      In August 2003, we entered into a settlement agreement with Bear Flag in which we (i) repaid the outstanding principal amount of the secured promissory note, dated June 4, 2002, plus interest and legal fees, (ii) issued to Bear Flag warrants to purchase 125,000 shares of our common stock that are exercisable at $2.00 per share and expire in 2008, (iii) adjusted the exercise price of Bear Flag’s warrants issued with the secured promissory note, in June 2002, to $2.00 per share which expire in 2007, and (iv) adjusted the exercise price of Bear Flag’s warrants issued for extension of the secured promissory note, in September 2002, to $2.00 per share.

Payroll Tax Liability
      In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay approximately $1.1 million, plus penalties and interest, for federal payroll tax liabilities that we failed to pay or timely pay during 2000 and through 2002. Pursuant to our agreement, we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them if requested, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information when they request or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. As of December 31, 2004, the outstanding liability was $261,000.

Inspire Infrastructure 2i AB Acquisition
      On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB, a Swedish Internet and wireless local-search technology company. Under the terms of the acquisition, Inspire shareholders received $15.0 million in cash plus additional consideration consisting of up to 447,067 shares of our common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria, for an estimated aggregate purchase price of $22.5 million. The allocation of the purchase price to assets acquired and liabilities assumed is still being determined.
      Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.

Off-Balance Sheet Arrangements
      We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.
Risk Factors
      Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this report before making an investment decision. If any of the possible adverse events described below actually occur, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations or financial condition.
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
      We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the year ended December 31, 2004, 44% of our revenue was derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

WE ARE DEPENDENT ON OUR DISTRIBUTION NETWORK PARTNERS TO PROVIDE US WITH SEARCH TRAFFIC, AND IF THEY DO NOT, OUR BUSINESS COULD BE HARMED.
      We rely on our Distribution Network partners, a network of more than 290 websites and search engines with which we have contracts, to provide us with consumer search traffic. Historically, nearly all of our search traffic has come from our Distribution Network partners, and we believe this will continue in the future. Our Distribution Network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key Distribution Network partners could have a material adverse impact on our revenue and results of operations because our sponsored listings would be placed on fewer websites and search engines in response to consumer search requests. Our agreements with these Distribution Network partners are short-term, and as a result, our Distribution Network partners may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If we are unable to maintain relationships with our current Distribution Network partners or develop relationships with prospective Distribution Network partners, our operating results and financial condition will suffer. In addition, if our Distribution Network does not grow and improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of our Distribution Network partners could adversely affect the value of our services.
WE RELEASED OUR LOCAL DIRECT PLATFORM IN EARLY 2004 AND OUR FUTURE SUCCESS WILL DEPEND UPON THE CONTINUED DEVELOPMENT AND ENHANCEMENT OF OUR SERVICES AND TECHNOLOGIES.
      In early 2004, we released Local Direct, which is based upon our Keyword DNA technology. We have not generated significant revenue from this service to date. We intend to invest significant additional amounts of time and resources to the enhancement and deployment of our Local Direct search and advertising platform. Although we believe that the majority of our revenue will continue to come from our own advertisers and the advertisers of our Advertiser Network partners, we believe that our newly developed Local Direct platform will contribute a larger percentage of our revenue as the local paid-search sector grows.
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
      Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We only have employment agreements with our three executive officers: Heath B. Clarke (Chief Executive Officer and Chairman of the Board), Michael A. Sawtell (President and Chief Operations Officer) and Douglas S. Norman (Chief Financial Officer and Secretary). Each of Messrs. Clarke, Sawtell and Norman’s employment agreements may be terminated with 30 days notice by either the executive or us. No key-man life insurance has been purchased on any of Messrs. Clarke, Sawtell or Norman. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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
WE EXPECT THAT OUR ANTICIPATED FUTURE GROWTH INCLUDING GROWTH THROUGH POTENTIAL ACQUISITIONS, MAY STRAIN OUR MANAGEMENT, ADMINISTRATIVE, OPERATIONAL AND FINANCIAL INFRASTRUCTURE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.
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
      On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB, a Swedish Internet and wireless local-search technology company. In the future, we may choose to expand our operations or market presence by pursuing acquisitions of complementary business, services or technologies or engage in other strategic alliances with third parties. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. As a result, any acquisition may have a material adverse effect on our business, prospects, financial condition and results of operations.
ON FEBRUARY 28, 2005 WE COMPLETED THE ACQUISITION, THROUGH A WHOLLY-OWNED SUBSIDIARTY, OF ALL OF THE OUTSTANDING CAPITAL STOCK OF INSPIRE INFRASTRUCTURE 2I AB, A SWEDISH INTERNET AND WIRELESS LOCAL-SEARCH TECHNOLOGY COMPANY. WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE

INSPIRE INFRASTRUCTURE 2I AB’S OPERATIONS WITH OUR OWN OR REALIZE THE ANTICIPATED BENEFITS OF THE TRANSACTION.
      On February 28, 2005, we acquired Inspire Infrastructure 2i AB in a share purchase transaction. Under the terms of the agreement, we paid Inspire shareholders $15 million in cash plus additional consideration consisting of up to 447,067 shares of Interchange common stock which are payable upon the achievement of certain business performance criteria in the future. Achieving the benefits we expect from the acquisition will depend in large part on integrating our technology, operations and personnel in a timely and efficient manner to minimize the impact on customers, employees and management. Integrating Inspire Infrastructure 2i AB into our business will be a complex, time consuming and costly process. Failure to timely and successfully integrate the two companies may have a material adverse effect on the combined company’s business, financial condition and results of operations. The difficulties of combining the companies will present challenges to the combined company’s management, including:

•	coordinating expanded business operations in additional geographic areas;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	retaining key employees, customers or suppliers;

•	preserving the other important relationships of Inspire 2i AB and Interchange; and

•	consolidating other corporate and administrative functions.
      The combined company will also be exposed to other risks that are commonly associated with transactions similar to the acquisition, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. As a result, we cannot assure you that we will realize any of the anticipated benefits of the acquisition, including anticipated cost savings, and failure to do so could adversely affect the business of the combined company.
THE COSTS OF THE ACQUISITION COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.
      We expect the total acquisition-related costs to be approximately $350,000, consisting primarily of financial advisory, legal and accounting fees, financial printing costs and other related charges. The amount of these expenses is a preliminary estimate and is subject to change. In addition, the combined company will incur certain integration costs, including, but not limited to, costs associated with consolidating administrative and operational functions. If the benefits of the acquisition do not exceed the costs associated with the acquisition, the combined company’s financial results could be adversely affected.
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
      For example, Overture Services, Inc., acquired by Yahoo!, which operates in certain competitive areas with us and owns U.S. Patent No. 6,269,361, which purports to give Overture rights to certain bid-for-placement services and pay-per-performance search technologies. Overture is currently involved in litigation with FindWhat.com relating to this patent. FindWhat.com is contesting Overture’s patent. Google Inc. recently paid a significant settlement amount to Yahoo in order to settle multiple pending claims asserted by Yahoo and its wholly-owned subsidiary, Overture. One of the claims asserted by Overture was a claim for patent infringement by Google of U.S. Patent No. 6,269,361. As part of the settlement, Overture dismissed its patent lawsuit against Google and granted Google a fully-paid, perpetual license to the patent and several related patent applications held by Overture. As the settlement related to multiple claims, the settlement amount related directly to U.S. Patent No. 6,269,361 is unclear. The settlement may, however, increase the likelihood that Overture may further seek to enforce any rights it may have relating to U.S. Patent No. 6,269,361 and pursue further action against us.
      In February 2004, we received correspondence from Overture advising us that it is willing to license its patent to us and requesting that we provide an explanation if we are not interested in a license; however, we have not had any discussions with Overture regarding any license terms or otherwise relating to that matter. If Overture construes any of our current services or business model as infringing upon the above-referenced patent, then we could be sued or asked to obtain a license, re-engineer our services or revise our business model according to terms that could be expensive and/or unreasonable. Additionally, if we were to acquire or develop a new service or business model that Overture construes as infringing upon the above-referenced patent, then we could be sued or asked to obtain a license, re-engineer our services or revise our business model according to terms that may be expensive and/or unreasonable. It is also possible that we may not be permitted to obtain a license from Overture, in which case we may be required to stop using our technology if it is found to be infringing. We may also be required to pay damages, including damages for past infringements and treble damages if we were found to have willfully infringed Overture’s patent. If we cannot develop non-infringing technology or business models or if we cannot obtain a license, our service offerings may be severely limited and we may not be able to compete effectively in our industry. Any of these risks, if they occur, could adversely affect our business and financial performance.
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
WE MAY BE EXPOSED TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.
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
WE MAY BE SUBJECT TO LAWSUITS FOR INFORMATION DISPLAYED ON OUR WEBSITES AND THE WEBSITES OF OUR ADVERTISERS, WHICH MAY AFFECT OUR BUSINESS.
      Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings is currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our Distribution Network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers. Our potential liability for unlawful activities of our advertisers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.
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
      Our Advertiser Network partner, LookSmart, Ltd., represented 35% and 33% of our total revenue for the years ended December 31, 2004 and 2003, respectively. It is difficult to predict whether LookSmart will continue to represent such a significant portion of our revenue in the future. LookSmart may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services. Although we believe that other advertisers within our Advertiser Network could replace a substantial portion of LookSmart’s sponsored listings, we cannot assure you that we would receive the same number of revenue-

generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.
ONE OF OUR CUSTOMERS ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR ACCOUNTS RECEIVABLE, AND THE FAILURE TO COLLECT FROM THAT CUSTOMER WOULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      While most of our customers pay for our services in advance, some do not. One of our customers that does not pay in advance, LookSmart, has and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At December 31, 2004, LookSmart represented 58%, of our total accounts receivable. LookSmart’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.
PROBLEMS WITH OUR COMPUTER AND COMMUNICATION SYSTEMS MAY HARM OUR BUSINESS.
      A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our Advertiser and Distribution Network partners. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.
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

OUR BUSINESS COULD BE SUBSTANTIALLY HARMED IF WE FAIL TO PAY TAXES WE OWE.
      During 2000 and through 2002, we either failed to pay or failed to pay timely our federal payroll tax liabilities. As a result, we incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1.1 million. In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them upon request, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information if requested or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. As of December 31, 2004, the outstanding liability was $261,000. We are presently in compliance with the terms of our agreement with the Internal Revenue Service, but our business could be substantially harmed if in the future we fail to pay the taxes we owe and the Internal Revenue Service asserts its rights against us.
THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE HIGHLY VOLATILE, WHICH COULD CAUSE INVESTMENT LOSSES FOR OUR STOCKHOLDERS AND RESULT IN STOCKHOLDER LITIGATION WITH SUBSTANTIAL COSTS, ECONOMIC LOSS AND DIVERSION OF OUR RESOURCES.
      Prior to our initial public offering which was completed on October 22, 2004, there was no public trading market for our common stock. We cannot predict the extent to which investor interest will support an active and liquid trading market for our common stock.
      In addition, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

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
      Due to the short-term nature of our Advertiser Network and Distribution Network partner agreements and the emerging nature of the paid-search market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the Nasdaq SmallCap Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.
FUTURE SALES OF SHARES OF OUR COMMON STOCK THAT ARE ELIGIBLE FOR SALE BY OUR STOCKHOLDERS MAY DECREASE THE PRICE OF OUR COMMON STOCK.
      We had 7,953,941 shares of common stock outstanding on December 31, 2004. Of these shares, 1,534,404 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,292,947 shares of our common stock and warrants to purchase 2,088,194 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.
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
OUR ABILITY TO UTILIZE OUR NET OPERATING LOSS CARRYFORWARDS AND CERTAIN OTHER TAX ATTRIBUTES MAY BE LIMITED.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We are currently performing an analysis to determine to what extent our ability to utilize our net operating loss carryforwards might be limited. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2004 we have net operating loss carryforwards of approximately $10.6 million and $10.0 million for federal and state income tax purposes, respectively.

Item 7.	Financial Statements
      Our financial statements, including the accountant’s report, are included beginning at page F-1 immediately following the signature page of this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting Issues and Financial Disclosure
      None

Item 8A.	Controls and Procedures
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
      In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.
      There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information
      None
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors, Executive Officers and Key Employees
      The following table sets forth, as of February 28, 2005, certain information concerning our executive officers, other key employees and directors:

Name	Age	Position

Heath B. Clarke(1)	36	Chief Executive Officer and Chairman of the Board
Michael A. Sawtell(1)	46	President and Chief Operations Officer
Douglas S. Norman(1)	41	Chief Financial Officer and Secretary
George A. Kellerman	38	Senior Vice President of Business Development
William F. Bertovich	50	Vice President of Technology
Ralph N. Kravitz	40	Vice President of Operations
Scott C. Wessler	37	Vice President of Product Development
Theodore E. Lavoie(2)	50	Director
Philip K. Fricke(2)	59	Director

(1)	Executive officer.

(2)	Member of the audit committee.
      Heath B. Clarke has served as our Chairman of the Board since March 1999, as our President from March 1999 to December 2000 and as our Chief Executive Officer since January 2001. From 1998 to February 1999, Mr. Clarke was the Vice President of eCommerce for LanguageForce, Inc., a language translation software company. Prior to that time, he was a Marketing Manager for Starnet International (Canada), an Internet company. From 1995 to 1998 he held managerial positions with the Berg Group of Companies (Australia), and from 1988 to 1995 he was founder and Chief Executive Officer of Australian Fibre Packaging.
      Michael A. Sawtell has served as our President and Chief Operations Officer since March 2000. From 1993 to February 2000, Mr. Sawtell was the Chief Operating Officer and the Vice President of Sales for Informative Research, one of the largest mortgage services firms in the United States. From 1986 to 1993, Mr. Sawtell worked as a director of operations on the B-2 Stealth Bomber program for Northrop Grumman Corporation, a global defense company. He has also held key operational positions at General Dynamics, another global defense company.
      Douglas S. Norman has served as our Chief Financial Officer since February 2003 and as our Secretary since July 2003. From February 2000 through December 2002, Mr. Norman was Chief Financial Officer at Starbase Corporation, a software company that he co-founded. From 1991 through January 2000, Mr. Norman held various financial and accounting positions with Starbase Corporation. Mr. Norman received a Masters of Business Administration degree from Loyola Marymount University and a Bachelor of Science degree in Business Administration from California State University, Long Beach.
      George A. Kellerman has served as our Senior Vice President of Business Development since November 2004. From July 2001 to August 2004, Mr. Kellerman was the Vice President of International Business Development at Yahoo Japan Corporation, an internet products and services provider. From October 1999 to June 2001, Mr. Kellerman was a Corporate Counsel and a Manager of Business Development at Yahoo! Inc.

Prior to that time Mr. Kellerman worked as an attorney at Venture Law Group. Mr. Kellerman holds a Bachelor of Arts degree in philosophy from the University of Hawaii, and a Juris Doctor degree from the University of California at Berkeley, Boalt Hall Scholl of Law.
      William F. Bertovich has served as our Vice President of Technology since April 2004. Mr. Bertovich served as our Director of Information Systems from January 2003 to April 2004, our Development Manager from January 2001 to January 2003, and our Senior Developer from June 2000 to January 2001. From May 1999 to June 2000, Mr. Bertovich was a Developer/ Architect at Pacific Investment Management Company, a leading fixed-income investment management company.
      Ralph N. Kravitz has served as our Vice President of Operations since April 2004. From December 2001 to April 2004, Mr. Kravitz served as our Director of Operations and from January 2001 to December 2001 he served as our Technical Operations Manager. From 1990 to 2001, Mr. Kravitz held key positions at Veriad, a division of Moore North America, a manufacturer of pressure sensitive labels and labeling systems, including the position of Manager of Networking and eCommerce. Mr. Kravitz received a Bachelor of Arts degree in Business Management from California State University, Fullerton.
      Scott C. Wessler has served as our Vice President of Product Development since November 2004. From February 2004 to November 2004, Mr. Wessler served as our Director of Product Development. From 2000 to 2004, Mr. Wessler was Director of Product Development for Disney Online at the Walt Disney Company, an entertainment company. Mr. Wessler received a Bachelor of Arts degree in from the University of California at Irvine.
      Theodore E. Lavoie has served as a director since April 1999. Mr. Lavoie is currently an independent financial consultant and a Director of Financial Executives International, San Francisco. From October 2003, to January 2004, Mr. Lavoie served as Vice President of Marsh Inc., a global risk and insurance services firm. From October 2002 to September 2003, Mr. Lavoie served as an independent financial consultant with Montgomery Financial Services, a financial services company. From August 1999 to May 2002, Mr. Lavoie served as Chief Financial Officer of eBuilt Inc., a software company. Mr. Lavoie also served as a Senior Vice President and Chief Financial Officer for The BigStore.com, an e-commerce retailer; Chief Operations Officer and Chief Financial Officer for Lumenyte International, a fiber optic manufacturer; Chief Financial Officer and Treasurer for Wahlco Environmental Systems Inc. and its subsidiaries, an international environmental control company; a Vice President and Chief Financial Officer for Mock Resources Inc., an energy distribution company; and Vice President and Regional Controller for Ducommon Electronics Group, a manufacture and distributor of electronic systems and components. Mr. Lavoie received a Masters of Business Administration degree and a Bachelor of Science degree in Business Administration from Loyola Marymount University.
      Philip K. Fricke has served as a director since October 2003. Mr. Fricke is currently President of PKF Financial Consultants, Inc., a private company he founded in March 2001, which provides financial communications services and advisory services to public and private companies. From 1975 through November 2000, Mr. Fricke was a sell-side securities analyst, primarily with L.F. Rothschild, Goldman Sachs and Prudential Securities. Mr. Fricke also serves on the board of directors and is the chairman of the audit committee of MI Developments Inc., a publicly traded real estate operating company. Mr. Fricke received a Bachelor of Science degree and a Master of Science degree in Psychology, as well as a Master of Business Administration degree in Finance and Economics, from Fairleigh Dickinson University.
Board of Directors
      Our board of directors currently consists of the following three members: Heath B. Clarke (Chairman), Theodore E. Lavoie and Philip K. Fricke. Messrs. Lavoie and Fricke are independent directors as defined by the applicable rules of Nasdaq. By October 2005, we expect to add at least one additional board member who satisfies the independence requirements of applicable rules of Nasdaq to our board of directors. The individual(s) to be appointed as new directors have not yet been determined. There are no family relationships among any of our current directors and executive officers.

      The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I director is Mr. Fricke, and his term will expire at the annual meeting of stockholders to be held in 2005;

•	the class II director is Mr. Lavoie, and his term will expire at the annual meeting of stockholders to be held in 2006; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2007.
      Our amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control or management of our company.
      Our board of directors has designated an audit committee and may establish other committees as it deems necessary or appropriate.
Audit Committee
      Our audit committee consists of Messrs. Lavoie and Fricke. Both Messrs. Lavoie and Fricke are independent directors as defined by applicable SEC rules and the listing standards of the Nasdaq SmallCap Market and both meet the financial literacy requirements of applicable SEC and Nasdaq rules. Both our independent auditors and our internal financial personnel regularly meet privately with and have unrestricted access to our audit committee. Our audit committee operates pursuant to a written charter that satisfies applicable SEC and Nasdaq rules. Our audit committee charter is available on our website, www.interchangeusa.com.
      Our audit committee oversees our corporate accounting and financial reporting processes. The functions and responsibilities of our audit committee are to, among other things:

•	evaluate our independent auditors’ qualifications, independence and performance;

•	determine the engagement of our independent auditors;

•	approve the retention of our independent auditors to perform any proposed, permissible non-audit services;

•	monitor the rotation of partners of the independent auditors on our engagement team as required;

•	review our financial statements;

•	review our critical accounting policies and estimates; and

•	discuss with our management and our independent auditors the results of our annual audit and the review of our quarterly financial statements.
      Both members of our audit committee qualify as “independent directors” as defined under Nasdaq rules and/or “independent” as defined under applicable SEC rules. We expect to add at least one additional director to our audit committee by October 2005 who satisfies the independence requirements of applicable Nasdaq and SEC rules.
Code of Business Conduct and Ethics
      We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. Our code of business conduct and ethics, as applied to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers complies with the requirements of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.interchangeusa.com. In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to Douglas S. Norman, Interchange Corporation, 24422 Avenida de la Carlota, Suite 120, Laguna Hills, CA 92653. We intend to timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics that apply to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers on our website within 5 business days of such amendment or waiver or as otherwise required by the SEC or Nasdaq.
Director Compensation
      We pay each of our non-employee directors $10,000 annually and $6,000 annually for service on each committee. We annually grant all directors an option to purchase 10,000 shares of our common stock. One-half of each of the options granted to our directors are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following 12 months. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or its committees.
Compensation Committee Interlocks and Insider Participation
      Because we do not currently have a compensation committee of our board of directors, the entire board has participated in deliberations concerning executive compensation. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports oft ownership and reports of changes in ownership of equity securities of our common stock. Theses people are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other report were required, all Section 16(a) filing requirements applicable to our insiders were complied with, except that Frastacky Associated, Inc. filed a late From 3 and one late Form 4 relating to two transactions — conversion of preferred stock and the conversion of secured promissory notes.

Item 10.	Executive Compensation
      The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2004 and 2003 by our Chief Executive Officer and our two other executive officers. We refer to our Chief Executive Officer and these other executive officers as the “named executive officers” in this Report.
Summary Compensation Table

				Long-Term
				Compensation

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options (#)	Compensation(1)

Heath B. Clarke(2)	2004	$206,250	$68,700	76,500	93,856
Chief Executive Officer, Chairman	2003	$175,000	$52,500	112,500	—
and Director
Michael A. Sawtell(3)	2004	$180,000	$57,150	51,000	40,000
President and Chief Operations	2003	$150,000	$45,000	87,500	—
Officer
Douglas S. Norman(4)	2004	$157,750	$47,985	35,500	4,306
Chief Financial Officer and Secretary	2003	$128,333	$38,535	62,500	—

(1)	In accordance with the rules of the SEC, the other annual compensation described in this table does not include various perquisites and other personal benefits received by a named executive officer that do not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus disclosed in this table.

(2)	In January 2004, Mr. Clarke received 46,928 shares of our common stock valued at $93,856 for previously deferred salaries and bonuses.

(3)	In January 2004, Mr. Sawtell received 20,000 shares of our common stock valued at $40,000 for previously deferred salaried and bonuses.

(4)	Mr. Norman joined us on February 3, 2003 and we paid him his salary from that date. During the 2003 fiscal year, Mr. Norman elected to defer $4,306 of his salary and convert it into 2,153 shares of our common stock that were issued in January 2004.
Stock Option Grants in Last Fiscal Year
      The following table provides information regarding stock options that we granted to the named executive officers during the fiscal year ended December 31, 2004. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors. Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 25% of the shares subject to such option grants vest on the date which is nine months from the date of grant. The remainder of the shares vest in equal monthly installments over the 22 months thereafter.

	Individual Grants

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted(1)	Fiscal Year(2)	Per Share	Date

Heath B. Clarke	76,500	19%	$2.25	1/28/14
Michael A. Sawtell	51,000	13%	$2.25	1/28/14
Douglas S. Norman	35,500	9%	$2.25	1/28/14

(1)	These options vested with respect to each grantee as to 25% of the underlying shares on March 4, 2004 and the remaining shares vest in equal monthly installments over the following 22 months until fully vested, subject to acceleration of vesting pursuant to the terms of the employment agreements described in “— Employment Agreements and Change in Control Arrangements.”

(2)	Based on 395,625 options granted to employees, including executive officers, during the fiscal year ended December 31, 2004 under our Incentive Equity Plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2004 by each of the named executive officers. The value of unexercised in-the-money options at December 31, 2004 is calculated based on the closing price of $18.14 per share of our common stock as reported by the Nasdaq SmallCap Market, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the options, without taking into account any taxes that may be payable in connection with the option exercise.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
	Shares		at December 31, 2004		at December 31, 2004
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Heath B. Clarke	—	—	238,026	87,223	$3,561,776	$1,396,130
Michael A. Sawtell	—	—	250,421	67,015	$3,680,027	$1,072,768
Douglas S. Norman	—	—	49,041	48,959	$788,810	$784,035
Equity Incentive Plans
      Our board of directors administers our 1999 Equity Incentive Plan, our 2000 Equity Incentive Plan and our 2004 Equity Incentive Plan. The board may elect to appoint a committee to administer any or all of such incentive plans. Each of these plans provide for the grant of incentive stock options to employees and non-qualified stock options to our employees, directors and consultants. These plans are provided to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive for employees, directors and consultants to promote our business. Stock purchase rights may also be granted under the plans.
      No awards may be issued under the plans after the 10th anniversary of the earlier of (i) the date upon which the applicable plan was adopted by the board, or (ii) the date the applicable plan was approved by our stockholders.
      The plans provide that the plan administrator has the authority to designate recipients of awards and to determine the terms and provisions of awards, including the exercise or purchase price, expiration date, vesting schedule and terms of exercise. The plans provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 300,000 shares in the case of our 1999 and 2000 Equity Incentive Plans and 600,000 shares in the case of our 2004 Equity Incentive Plan. However, this limit will not apply until the earliest of (i) the first material modification of the applicable plan, (ii) the issuance of all of the shares reserved for issuance under the applicable plan, (iii) the expiration of the applicable plan, (iv) the first meeting of our stockholders at which directors are to be elected that occurs more than three years after the completion of the offering, or (v) such other date required by Section 162(m) of the Internal Revenue Code and the rules and regulations promulgated thereunder.
      The exercise price of nonqualified stock options and incentive stock options granted under the plans must be at least 85% and 100%, respectively, of the fair market value of our common stock on the date of grant. Nonqualified stock options and incentive stock options granted to optionees who own more than 10% of our outstanding common stock on the date of grant must have an exercise price that is at least 110% of the fair market value of our common stock on the grant date. Stock options granted under the plans will expire no later than ten years after the date of grant, or five years after the date of grant with respect to incentive stock options granted to individuals who own more than 10% of our outstanding common stock on the grant date. The purchase price, if any, of stock purchase rights will be determined by the plan administrator.

      Our board has the discretion to grant options to our independent directors under each of our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. The board has the discretion as to the number of options granted, the number of shares subject to such options, and the terms and provisions of such options. Our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan provide that the exercise price of each option granted to an independent director must be at least 100% of the fair market value of our common stock on the date of grant. Such options will be exercisable in cumulative monthly installments of 1/36th of the shares subject to such option on each of the monthly anniversaries of the date of grant, commencing with the first such monthly anniversary, such that each option will be 100% vested on the third anniversary of its date of grant. The options will have a ten year term. Our 2004 Equity Incentive Plan provides that with respect to options granted to independent directors, the plan will be administered by our board.
      The plans also provide for the issuance of stock purchase rights to eligible individuals. Stock purchase rights will generally be subject to such transferability and vesting restrictions as the plan administrator shall determine.
      In the event of certain corporate transactions and changes in our corporate structure or capitalization, the plan administrator may make appropriate adjustments to (i) the aggregate number and kind of shares issuable under the plans, (ii) the number and kind of shares subject to outstanding awards, and (iii) the grant or exercise price of each outstanding award. In addition, in the event of an acquisition, each outstanding award may be assumed or substituted by the surviving corporation. In the event the surviving corporation does not assume or substitute such outstanding awards, the vesting of awards held by participants in the applicable plan whose status as a service provider has not terminated prior to such event will be accelerated and made fully exercisable and all restrictions thereon will lapse at least ten days prior to the closing of the acquisition. In the case of awards under our 2004 Equity Incentive Plan, immediately prior to the closing of the acquisition and with respect to any other awards outstanding under the applicable plan, such awards will be terminated if not exercised prior to the closing of the acquisition. The plan administrator also has the authority under the plans to take certain other actions with respect to outstanding awards in the event of certain transactions, including provision for the cash-out, termination, assumption or substitution of such awards.
      Our board may at any time amend, alter, suspend or terminate any of the plans. However, no amendment may increase the maximum number of shares issuable under the applicable plan or extend the term of the applicable plan without the approval of our stockholders. Any amendment, alteration, suspension or termination of any of the plans which impairs the rights of any holder of an outstanding award requires the written consent of the affected holder.
      On November 19, 2004, we filed with the SEC a registration statement on Form S-8 covering the shares of common stock issuable under each of the plans.

1999 Equity Incentive Plan
      In March 1999, our board of directors adopted and our stockholders approved our 1999 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 1999 Equity Incentive Plan. At December 31, 2004, options granted under the 1999 Plan to purchase an aggregate of 492,210 shares of our common stock, at a weighted average exercise price of approximately $3.05 per share, were outstanding.

2000 Equity Incentive Plan
      In March 2000, our board of directors adopted and our stockholders approved our 2000 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 2000 Equity Incentive Plan. At December 31, 2004, options granted under the 2000 Equity Incentive Plan to purchase an aggregate of 491,612 shares of our common stock, at a weighted average exercise price of approximately $2.93 per share, were outstanding.

2004 Equity Incentive Plan
      In January 2004, our board of directors adopted our 2004 Incentive Equity Plan. In August 2004, our board of directors amended our 2004 Equity Incentive Plan and adopted our Amended and Restated 2004 Equity Incentive Plan which our stockholders approved in September 2004. An aggregate of 600,000 shares of our common stock are reserved for issuance under the 2004 Equity Incentive Plan. At December 31, 2004, options granted under the 2004 Equity Incentive Plan to purchase an aggregate of 309,125 shares of our common stock, at a weighted average exercise price of approximately $3.82 per share, were outstanding.
Employment Agreements and Change in Control Arrangements

Employment Agreement with Heath B. Clarke
      We entered into an employment agreement with Heath B. Clarke, our Chairman and Chief Executive Officer, on January 2, 2003. The employment agreement has a term of two years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.
      If we terminate Mr. Clarke’s employment agreement without cause, or if Mr. Clarke terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Clarke: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) the average of all bonuses earned by Mr. Clarke during the term of the agreement, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by Mr. Clarke to exercise his stock options, (iv) benefits for 12 months following the date of termination, and (v) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Clarke’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

Employment Agreement with Michael A. Sawtell
      We also entered into an employment agreement with Michael A. Sawtell, our President and Chief Operations Officer, on January 2, 2003. The employment agreement has a term of two years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.
      If we terminate Mr. Sawtell’s employment agreement without cause, or if Mr. Sawtell terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Sawtell: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) an amount equal to 30% of his then current annual salary, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by Mr. Sawtell to exercise his stock options, (iv) benefits for 12 months following the date of termination, and (v) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Sawtell’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

Employment Agreement with Douglas S. Norman
      We entered into an employment agreement with Douglas S. Norman, our Chief Financial Officer and Secretary, on February 3, 2003. The employment agreement has a term of two years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.
      If we terminate Mr. Norman’s employment agreement without cause, or if Mr. Norman terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Norman: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) an amount equal to 30% of his then current annual salary, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by Mr. Norman to exercise his stock options, (iv) benefits for 12 months following the date of termination, and (v) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Norman’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.
      Each of the employment agreements discussed above provide for the immediate vesting of stock options granted pursuant thereto upon (i) a change in control of us or (ii) a termination of the executive’s employment without cause or for good reason within 120 days prior to the execution and delivery of an agreement which results in a change in control. Additionally, a change in control constitutes “good reason” under the terms of each of the agreements, thus permitting each of Messrs. Clarke, Sawtell and Norman to terminate his respective employment and receive the severance benefits discussed above. Under the terms of each employment agreement, a change in control is deemed to have occurred if, as a result of a tender offer, other acquisition, merger, consolidation or sale or transfer of assets, any person(s) (as used in Sections 13(d) or 14(d) of the Securities Exchange Act of 1934) becomes the beneficial owner (as defined in regulations promulgated under the Exchange Act) of a total of fifty percent (50%) or more of either our outstanding common stock or our assets; provided, however, that a change of control is not deemed to have occurred if a person who beneficially owned fifty percent (50%) or more of our common stock as of the effective date of the respective employment agreement continued to do so during the term the employment agreement.
      The employment agreements with Messrs. Clarke, Sawtell and Norman also contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that will apply during the term of the employment agreements and for a 12-month period thereafter.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth the beneficial ownership of shares of our common stock as of February 28, 2005 and as adjusted to reflect the sale of common stock offered by us for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.
      Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February  28, 2005 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.
      The percentage of beneficial ownership is based on 7,995,613 shares of common stock outstanding.
      Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Interchange Corporation, 24422 Avenida de la Carlota, Suite 120, Laguna Hills, California 92653.

		Percentage of
		Shares
	Number of Shares	Beneficially
Name and Address of Beneficial Owner	Beneficially Held	Owned

5% Stockholders:
Frastacky Associates, Inc.(1)	554,469	6.8%
Executive Officers and Directors:
Heath B. Clarke(2)	1,274,009	15.4%
Michael A. Sawtell(3)	285,811	3.5%
Douglas S. Norman(4)	81,783	1.0%
Philip K. Fricke(5)	131,402	1.6%
Theodore E. Lavoie(6)	44,999	0.6%
All directors and executive officers as a group (5 persons)(7)	1,818,004	20.9%

(1)	Includes 152,500 shares issuable upon the exercise of warrants. Fedor Frastacky is the President and control person of Frastacky Associates, Inc. The address of Frastacky Associates, Inc. is 130 Bloor Street West, Suite 1200, Toronto, Ontario, M5S 1N5, Canada.

(2)	Includes 264,581 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2005.

(3)	Includes 265,811 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2005.

(4)	Includes 59,929 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2005.

(5)	Includes 28,749 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2005.

(6)	Includes 41,249 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2005.

(7)	Includes 660,319 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2005.
      As of December 31, 2004, securities authorized for issuance under equity compensation plans is as follows:

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,292,947	$3.19	302,678
Equity compensation plans not approved by security holders	—	—	—

Total	1,292,947	$3.19	302,678

Item 12.	Certain Relationships and Related Transactions
      In February 2003, we entered into a settlement agreement with Sutter Capital in which we issued 50,000 shares of our common stock and warrants to purchase 93,750 shares of our common stock that are exercisable at $2.00 per share and expire in 2008 in consideration of the retirement of all indebtedness owed under the loan agreement, dated December 14, 2001, with Sutter Capital.
      In August 2003, we entered into a settlement agreement with Bear Flag in which we (i) repaid the outstanding principal amount of the secured promissory note, dated June 4, 2002, plus interest and legal fees, (ii) issued to Bear Flag warrants to purchase 125,000 shares of our common stock that are exercisable at $2.00 per share and expire in 2008, (iii) adjusted the exercise price of Bear Flag’s warrants issued with the secured promissory note, in June 2002, to $2.00 per share which expire in 2007, and (iv) adjusted the exercise price of Bear Flag’s warrants issued for extension of the secured promissory note, in September 2002, to $2.00 per share.
      From August 2001 through January 2003, we issued seven convertible secured promissory notes to Frastacky Associates, Inc. in an aggregate amount of $1.3 million. The notes bore interest at a rate of 10% per annum and could be converted into shares of our common stock at a rate of $2.00 per share at any time prior to the payment in full of the notes. In addition, we entered into a security agreement with Frastacky Associates granting a security interest in substantially all assets currently owned by us to secure payment of the notes.
      In April 2004, both parties agreed to further extend the maturity date of the seven outstanding notes to the earliest of (i) one day before the first maturity date of any outstanding convertible secured debentures that bear interest at a rate of 8% per annum, (ii) ten business days after we complete an initial public offering of our common stock, or (iii) December 31, 2004. During October 2004, we repaid the full outstanding principal amount of our convertible secured promissory notes of $1.3 million and the accrued interested of $176,058 to Frastacky Associates, Inc.
      In July 2003, our board of directors approved the issuance of a total of 100,000 shares of our common stock to five of our employees, including three of our named executive officers, for previously deferred salaries and bonuses of $200,000 in the aggregate, which as of December 31, 2003 was recorded as accrued compensation. The number of shares issued and dollar values for previously deferred salaries and bonuses for each employee are listed below. We issued the common stock in January 2004.

	Number of	Dollar
	Shares	Value

Heath B. Clarke	46,928	$93,856
Ralph N. Kravitz	20,419	$40,837
Michael A. Sawtell	20,000	$40,000
William F. Bertovich	10,500	$21,000
Douglas S. Norman	2,153	$4,306
      In November 2003, as part of the private placement of convertible secured debentures, Douglas S. Norman, our Chief Financial Officer, purchased $25,000 of convertible secured debentures from us for $25,000 cash. As part of Mr. Norman’s purchase, he received warrants to purchase 5,000 shares of our common stock that are exercisable at $3.75 per share and expire on November 11, 2008. The estimated fair value of these warrants was approximately $774. The terms of the transaction between Mr. Norman and us are identical to the terms of transaction between all other convertible secured debenture holders and us. In November 2004, Mr. Norman converted $25,000 of convertible secured debentures into 7,462 shares of our common stock and received a cash payment of $1,929 for accrued interest.
      In October 2004, 1,069 shares of our Series C preferred stock held by Mr. Norman were converted into 1,101 shares of our common stock as a result of our initial public offering.

      In October 2004, 22,500 shares of our Series B preferred stock held by Philip K. Fricke, a member of our Board of Directors were converted into 33,904 shares of our common stock as a result of our initial public offering.
      In October 2004, 37,500 shares of our Series A preferred stock, 15,625 shares of our Series B preferred stock and 87,500 shares of our Series C preferred stock held by Frastacky Associates, Inc. were converted into 45,120, 23,543 and 90,125 shares of our common stock, respectively, as a result of our initial public offering.

Item 13.	Exhibits

Exhibit
Number		Description

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
4	.1(2)	Specimen common stock certificate
4	.2(1)	Form of Securities Purchase Agreement Series A Preferred stock
4	.3(1)	Form of Securities Purchase Agreement Series B Preferred stock
4	.4(1)	Form of Securities Purchase Agreement Series C, Series D and Series E Preferred stock
4	.5(1)	Promissory Note, dated July 18, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.6(1)	Promissory Note, dated October 24, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.7(1)	Promissory Note, dated November 28, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.8(1)	Promissory Note, dated November 25, 2002, by and between Registrant and Frastacky Associates, Inc.
4	.9(1)	Promissory Note, dated January 17, 2003, by and between Registrant and Frastacky Associates, Inc.
4	.10(1)	Promissory Note, dated January 17, 2003, by and between Registrant and Frastacky Associates, Inc.
4	.11(1)	Promissory Note, dated January 30, 2003, by and between Registrant and Frastacky Associates, Inc.
4	.12(1)	Loan Extension and Conversion Agreement, dated June 29, 2003 by and between Registrant and Frastacky Associates, Inc.
4	.13(2)	Security Agreement, dated August 15, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.14(1)	Form of Unit Subscription Agreement for Convertible Secured Debentures
4	.15(1)	Form of 8% Convertible Secured Promissory Note
4	.16(1)	Form of Warrant
4	.17(1)	Loan Extension and Conversion Agreement, dated April 1, 2004, by and between the Registrant and Frastacky Associates, Inc.
4	.18(2)	Form of Extension Agreement by and between the Registrant and holders of Secured Convertible Debentures
4	.19(3)	Form of Common Stock Purchase Warrant between the Registrant and the underwriters
4	.20(4)	Securities Purchase Agreement dated December 20, 2004, by and among the Registrant and certain investors
4	.21(4)	Form of Warrant dated December 20, 2004 issued by the Registrant to certain investors
4	.22(4)	Registration Rights Agreement dated as of December 20, 2004, by and among the Registrant and certain investors
10	.1#(1)	1999 Incentive Equity Plan

Exhibit
Number		Description

10	.2#(1)	2000 Incentive Equity Plan
10	.3#(2)	2004 Incentive Equity Plan, as amended
10	.4(1)	Office Lease, dated as of June 26, 2002, by and between the Registrant and EOP-Oakwood Plaza Laguna, LLC
10	.5(1)	Irrevocable Stand-by Letter of Credit with Silicon Valley Bank for benefit of EOP-Oakwood Plaza Laguna, LLC
10	.6#(1)	Employment Agreement, dated as of January 3, 2003, by and between Heath B. Clarke and the Registrant
10	.7#(1)	Employment Agreement, dated as of January 3, 2003, by and between Michael A. Sawtell and the Registrant
10	.8#(1)	Employment Agreement, dated as of February 3, 2003, by and between Douglas S. Norman and the Registrant
10	.9(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10	.10(1)	Letter Agreement, dated October 27, 2003, by and between the Registrant and the Internal Revenue Service
10	.11+(2)	Prioritized Listings Syndication Agreement, dated October 12, 2001, by and between the Registrant and LookSmart Ltd., as amended effective as of June 30, 2004
10	.12+(2)	ePilot Search Distribution Agreement, dated as of September 2, 2003, by and between the Registrant and Okomata Digital Media IBC
10	.13(5)	Share Purchase Agreement, dated as of February 9, 2005, by and among the Registrant, Interchange Europe Holding Corporation, Moody Investment Group AB, Red River Investment Group AB, Newco 1454 Sweden AB, Bart Denny and Bernard Clark
23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm
31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 7, 2004.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004.

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2004 and 2003.

	Year Ended
	December 31,

	2004	2003

Audit Fees	$86,775	$30,553
Audit-Related Fees	2,500	—
Tax Fees	16,875	—
All Other Fees	139,433	—

Total Fees Paid	$245,583	$30,553

Audit Fees
      The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees
      The aggregate fees for the auditor’s consent for use of our audited financial statements in our S-8 Registration Statement.

Tax Fees
      The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees
      The aggregate fees for services related to our initial public offering.
      Our audit committee pre-approves all services provided by Haskell and White LLP.

SIGNATURES
      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 9th day of March, 2005.

INTERCHANGE CORPORATION

By:	/s/ Heath B. Clarke

Heath B. Clarke Chief Executive Officer and Chairman
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Heath B. Clarke and Douglas S. Norman and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 9, 2005

/s/ Douglas S. Norman Douglas S. Norman	Chief Financial Officer and Secretary	March 9, 2005

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 9, 2005

/s/ Philip K. Fricke Philip K. Fricke	Director	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Interchange Corporation
      We have audited the accompanying balance sheets of Interchange Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Interchange Corporation at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP
Irvine, California
February 18, 2005, except for Note 14 as to
        which the date is February 28, 2005

INTERCHANGE CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$24,617	$699
Restricted cash	13	16
Marketable securities	10,388	—
Accounts receivable, net of allowances of $5 and $25, respectively	1,313	638
Prepaid financing expense, net of accumulated amortization of $0 and $209 respectively	—	448
Deferred tax assets	678	—
Prepaid expenses and other current assets	260	42

Total current assets	37,269	1,843
Property and equipment, net	791	481
Long-term restricted cash	51	64
Deposits	37	33

Total assets	$38,148	$2,421

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,320	$1,152
Accrued compensation	323	469
Payroll taxes payable	261	2,071
Other accrued liabilities	378	605
Deferred revenue	498	391
Convertible secured promissory notes	—	1,300
Convertible secured debentures, net of debt discount of $0 and $53, respectively	—	2,329

Total current liabilities	3,780	8,317
Long term deferred tax liabilities	151	—

Total liabilities	3,931	8,317

Commitments and contingencies (Notes 5, 6, 7 and 8)
Stockholders’ equity (deficit): (Notes 9, 10, 11 and 12)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2004; 1,008,125 shares issued and outstanding at December 31, 2003; liquidation preference of $5,234,754 at December 31, 2003	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 7,953,941 and 1,822,963 issued and outstanding, respectively	—	—
Accumulated comprehensive loss	(36)
Additional paid-in capital	45,497	6,884
Accumulated deficit	(11,244)	(12,780)

Stockholders’ equity (deficit)	34,217	(5,896)

Total liabilities and stockholders’ equity (deficit)	$38,148	$2,421

The accompanying notes are an integral part of the financial statements.

INTERCHANGE CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003

	(In thousands, except per
	share amounts)
Revenue	$19,072	$8,784

Operating Expenses:
Search serving	9,698	3,816
Sales and marketing	3,774	1,978
General and administrative	2,634	1,466
Research and development	1,282	708
Non-cash warrant expense	13	103

Total operating expenses	17,401	8,071

Operating income	1,671	713
Interest and other income (expense)	(656)	(636)

Income before income taxes	1,015	77
Provision (benefit) for income taxes	(521)	17

Net income	$1,536	$60

Per share data:
Basic net income per share	$0.53	$0.03

Diluted net income per share	$0.29	$0.02

Basic weighted average shares outstanding	2,886,203	1,813,210
Diluted weighted average shares outstanding	5,369,623	3,050,582
The accompanying notes are an integral part of the financial statements.

INTERCHANGE CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Convertible			Accumulated
	Common Stock		Preferred Stock		Additional	Other		Total
					Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

	(In thousands)
Balance at December, 31, 2002	1,766	$—	1,008	$—	$6,547	$—	$(12,840)	$(6,293)
Common stock issued:
Exercise of options	4	—	—	—	2	—	—	2
Issued for liabilities	53	—	—	—	105	—	—	105
Non-cash equity based expense for services	—	—	—	—	103	—	—	103
Debt discount attributable to warrants	—	—	—	—	53	—	—	53
Debt issuance costs	—	—	—	—	74	—	—	74
Comprehensive income:
Net income	—	—	—	—	—	—	60	60

Comprehensive income	—	—	—	—	—	—	—	60

Balance at December 31, 2003	1,823	—	1,008	—	6,884	—	(12,780)	(5,896)
Preferred stock converted into common stock	1,170	—	(1,008)	—	—	—	—	—
Common stock issued:
Initial public offering	3,157	—	—	—	21,711	—	—	21,711
Private placement	822	—	—	—	14,004	—	—	14,004
Issued for liabilities	100	—	—	—	200	—	—	200
Conversion of convertible debentures	705	—	—	—	2,360	—	—	2,360
Exercise of warrants	177	—	—	—	325	—	—	325
Non-cash equity case expense for services	—	—	—	—	13	—	—	13
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	(36)	—	(36)
Net income	—	—	—	—	—	—	1,536	1,536

Comprehensive income	—	—	—	—	—	—	—	1,500

Balance at December 31, 2004	7,954	$—	—	$—	$45,497	$(36)	$(11,244)	$34,217

The accompanying notes are an integral part of the financial statements.

INTERCHANGE CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$1,536	$60
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	229	109
Provision for doubtful accounts	10	10
Non-cash equity expense related to stock option and warrant issuances	13	103
Non-cash interest expense	75	52
Changes in operating assets and liabilities:
Accounts receivable	(685)	(336)
Prepaid expenses and other	225	(462)
Deferred tax assets	(678)	—
Other non-current assets	(4)	—
Accounts payable and accrued liabilities	(665)	(1,110)
Deferred revenue	108	(137)

Net cash provided by (used in) operating activities	164	(1,711)

Cash flows from investing activities:
Capital expenditures	(519)	(396)
Increase in marketable securities	(10,424)	—
Decrease in restricted cash	16	20

Net cash used in investing activities:	(10,927)	(376)

Cash flows from financing activities:
Proceeds from issuance of common stock:
From initial public offering	25,260	—
From private placement	15,002	—
Exercise of warrants	325	—
Exercise of options	—	2
Proceeds from sale of convertible secured debentures	—	2,382
Proceeds from sale of convertible secured promissory notes	—	500
Payment of fractional shares from convertible secured debenture conversion	(1)	—
Payment of notes payable	(1,359)	(198)
Payment of financing related costs	(4,546)	—

Net cash provided by financing activities	34,681	2,686

Net increase in cash and cash equivalents	23,918	599
Cash and cash equivalents, beginning of year	699	100

Cash and cash equivalents, end of year	$24,617	$699

Supplemental Cash Flow Information:
Interest paid	$492	$78

Income taxes paid	$49	$2

Non-cash investing and financing transactions:
Common stock issued in satisfaction of liabilities	$200	$105

Insurance financing	$17

Capital lease	$20

Convertible secured debentures converted into common stock	$2,360

Debt discount		$74

Warrants issued for debt financing costs		$53

The accompanying notes are an integral part of the financial statements.

INTERCHANGE CORPORATION
Notes to Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
      Interchange Corporation, a Delaware corporation (the Company), is a provider of paid-search services on the Internet. The Company provides advertisers’ sponsored listings in response to searches on the Company’s Distribution Network, a network of websites and search engines that have integrated the Company’s search service into their sites. The Company’s sponsored listings are comprised of the Company’s own direct advertisers and the advertisers of other paid-search companies, which make up the Company’s Advertiser Network. The search listings are generally ranked by the advertisers’ bid. Advertisers pay a specified bid price for each click-through on the advertisers’ sponsored listing. The Company operates in one reportable business segment.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Restricted Cash
      On June 26, 2002, the Company pledged $100,000 of cash for an irrevocable letter of credit related to the lease of new office space that was classified as restricted cash on the balance sheet. The letter of credit was reduced to $64,000 on April 1, 2004 and will be reduced to $51,200 on April 1, 2005, and $40,960 on April 1, 2006. The letter of credit will expire on April 1, 2007.

Marketable Securities
      The Company carries marketable securities at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Accounts Receivable
      The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If management believes that a customer’s financial condition has deteriorated such that it impairs its ability to make payments, additional allowances may be required. A significant portion of the Company’s direct advertisers pay in advance. In addition, the Company grants its Advertiser Network partners net 30 terms. Of the customers that

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
do not pay in advance, as of December 31, 2004 and 2003, one customer represented 58% and 51% of total accounts receivable, respectively.

Property and Equipment
      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives or the respective assets as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment	3 years
Computer software	3 years
      Repairs and maintenance expenditures that do not significantly add to the value of the property, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

Impairment of Long-Lived Assets
      The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No. 144, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. For the years ended December 31, 2004 and 2003, management had no evidence of impairment.

Fair Value of Financial Instruments
      The Company’s balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and convertible secured debentures. The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible secured promissory notes and convertible secured debentures in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Deferred Revenue
      Deferred revenue represents deposits from direct advertisers for their advertising campaigns and is recognized as revenue upon a click-through.

Sales Commissions
      When an advertiser makes a deposit into its account with the Company, the Company’s applicable salesperson earns a commission. The Company records sales commission expense in the period the deposit is received.

Refunds
      Refunds of any remaining deposits paid by direct advertisers are available to those advertisers upon written request submitted between 30 and 90 days from the date of deposit.

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)

Revenue Recognition
      Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings. As a result of each click-through, management believes all four revenue recognition criteria are met. Prior to supplying a click-through, the Company enters into a contractual arrangement to distribute sponsored listings from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to the Company. These sponsored listings are then included as search results that the Company distributes in response to keyword searches performed by consumers on the Company’s Distribution Network. Depending on the source of the advertiser, the Company recognizes an applicable portion of the bid price for each click-through the Company delivers on advertisers’ sponsored listings. Revenue is recognized when earned based on click-through activity to the extent that the direct advertiser has deposited sufficient funds with the Company or collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.
      The Company distributes sponsored listings to its Distribution Network partners in response to consumer search requests and shares a portion of revenue generated with these partners. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment to Distribution Network partners because the Company acts as the primary obligor and is responsible for the fulfillment of services.
      The Company derived 56% and 50% of its total revenue from direct advertisers and 44% and 50% of its total revenue from its advertising network partners during the years ended December 31, 2004 and 2003, respectively. One advertising network partner represented 35% and 33% of the Company’s total revenue for the year ended December 31, 2004 and 2003, respectively. No distribution network partner provided consumer search requests resulting in click-throughs representing more than 10% of the Company’s total revenue in the year ended December 31, 2004. One of the Company’s distribution network partners provided consumer search requests resulting in click-throughs representing 15% of the Company’s total revenue during the year ended December 31, 2003.

Search Serving
      Search serving expenses consist primarily of revenue-sharing payments that the Company makes to its Distribution Network partners, and to a lesser extent, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing the Company’s paid-search services.

Research and Development
      Research and development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its paid-search services. Research and development expenses include salaries and other costs of employment of the Company’s development staff as well as outside contractors. Research and development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. As of December 31, 2004, the Company has not capitalized any research and development costs.

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)

Income Taxes
      The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

Comprehensive Income
      The Company accounts for comprehensive income (loss) using SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. For the year ended December 31, 2004, comprehensive income consisted of net income plus unrealized loss on marketable securities. For the year ended December 31, 2003, there were no differences between net income and comprehensive income (loss).

Stock-Based Compensation
      The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. (in thousands, except per share data):

	Year Ended December 31,

	2004	2003

Net income, as reported	$988	$60
Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(435)	(404)

Pro forma net income (loss)	$553	$(344)

Earnings (loss) per share:
Basic — as reported	$0.34	$0.03

Basic — pro forma	$0.19	$(0.18)

Earnings (loss) per share:
Diluted — as reported	$0.18	$0.02

Diluted — pro forma	$0.10	$(0.18)

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
      The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,

	2004	2003

Risk free interest rate	4.78%	5.07%
Expected lives (in years)	10	10
Dividend yield	None	None
Expected volatility	25%	25%

Net Income per Share
      SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for convertible preferred stock, convertible secured debentures and convertible secured promissory notes, and the treasury stock method for options and warrants.
      For the year ended December 31, 2004, potentially dilutive securities, which consist of warrants to purchase 195,650 shares of common stock at prices ranging from $20.00 to $25.33 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
      For the year ended December 31, 2003, potentially dilutive securities, which consist of options to purchase 812,822 shares of common stock at prices ranging from $2.00 to $4.00 per share, warrants to purchase 1,818,257 shares of common stock at prices ranging from $2.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 734,001 shares of common stock and convertible secured debentures that could convert into 711,044 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
      The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003

Numerator:
Net income	$1,536	$60

Denominator:
Denominator for historical basic calculation weighted average shares	2,886	1,813
Dilutive common stock equivalents:
Options	1,066	68
Warrants	1,418	—
Convertible preferred stock	—	1,170

Denominator for historical diluted calculation weighted average shares	5,370	3,051

Net income per share:
Historical basic net income (loss) per share	$0.53	$0.03

Historical diluted net income (loss) per share	$0.29	$0.02

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)

New Accounting Pronouncements
      In May 2003, the SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity was issued. Such statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires mandatory redeemable financial instruments to be classified within the liability section of the balance sheet. The statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Any such transaction entered into subsequent to May 15, 2003 is to be classified immediately within the liability section of the balance sheet. For non-public companies, SFAS No. 150 is effective for fiscal years beginning after December 15, 2003. Upon adoption, the Company does not anticipate a material impact on its consolidated financial statements.
      In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R). FIN 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company does not believe that we have any investments in variable interest entities that will require consolidation.
      In December 2004, FASB issued SFAS No. 123R, Share Based Payments. The statement requires public companies to measure the cost of employee services in exchange for an award of equity instruments to be based on the grant-date fair value of the award as determined by using an option-pricing model. This statement eliminates the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost.
      This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement also clarifies and expands Statement No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for entities that do not file as a small business issuer. For entities that do file as a small business issuer, the effective date is of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently reviewing the impact on our financial statements of implementing this statement.

2.	Composition of Certain Balance Sheet and Statement of Operations Captions
      Prepaid financing expense consists of placement fees, legal and accounting fees, printing costs and other financing related expenses. Prepaid financing expense at December 31, 2003 consisted of $448,000 of

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
expenses related to the issuance of the convertible secured debentures, which were being amortized over the life of the debentures. The balance as of December 31, 2004 was zero.
      Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Furniture and fixtures	$193	$193
Office equipment	55	64
Computer equipment	592	753
Computer software	315	177
Idle assets (not depreciated)	9	9

	1,164	1,196
Less accumulated depreciation and amortization	(373)	(715)

Property and equipment, net	$791	$481

      Other accrued liabilities consist of primarily accrued interest payable, accrued professional fees and other miscellaneous accrued expenses.
      Amounts recorded as non-cash equity based expense represent the fair value expense, utilizing the Black-Scholes model at the date of grant, of warrants and options issued to non-employees of the Company for services and relate to the following statement of operations categories (in thousands):

	Year Ended December 31,

	2004	2003

General and administrative:
Non-cash warrant expense	$—	$103
Non-cash options expense	13	—

	$13	$103

3.	Marketable Securities
      The following is a summary of marketable securities all of which are classified as available for sale as of December 31, 2004 (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

Mortgage backed government securities	$10,424	$(36)	$10,388
      The contractual maturities of marketable securities as of December 31, 2004 are as follows (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

Maturities:
After one year through five years	$8,392	$(20)	$8,372
Over ten years	2,032	(16)	2,016

Total marketable securities	$10,424	$(36)	$10,388

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)

4.	Income Taxes
      The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003

Current:
Federal	$—	$—
State	6	17
Foreign	—	—

Total current	6	17

Deferred:
Federal	(412)	—
State	(115)	—
Foreign	—	—

Total deferred	(527)	—

Total provision (benefit) for income taxes	$(521)	$17

      The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Year Ended December 31,

	2004	2003

Statutory federal tax rate	34%	34%
State income taxes, net of federal benefit	(7)	15
IRS penalties	(4)	9
Change in valuation allowance	(76)	(39)
Other	2	3

	(51)%	22%

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
      Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,

	2004	2003

Deferred income tax assets:
Net operating loss carryforwards	$4,202	$2,403
Reserves and expenses	53	58

Gross deferred tax assets	4,255	2,461
Valuation allowance	(3,577)	(2,461)

	678	—

Deferred income tax liabilities:
Fixed assets/depreciation	(151)	(58)
Valuation allowance	—	58

	(151)	—

Net deferred tax assets (liabilities)	$527	$—

      As of December 31, 2004, the Company has approximately $112,000 of valuation allowances attributable to the tax benefit of exercised stock options and warrants issued for services, which will be credited to directly to paid in capital when realization is assured.
      As of December 31, 2004, the Company had $10.6 million and $10.0 million in net operating loss carryforwards for federal and statement income tax purposes, respectively.

5.	Payroll Taxes
      From the three months ended June 30, 2000 through fiscal 2001 and 2002, the Company either failed to pay or failed to pay timely, its federal payroll tax liabilities. As a result, the Company incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1,100,000.
      On October 27, 2003, the Company entered into a secured installment agreement with the Internal Revenue Service. Pursuant to the installment agreement, the Company agreed to pay $30,000 per month through December 31, 2004 and $40,000 per month thereafter until the total liability is paid in full. Penalties and interest, as provided by law, will continue to accrue until the total liability is paid in full.
      The agreement with the Internal Revenue Service was based on the Company’s then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that the Company must provide them upon request, shows that the Company’s ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate the agreement at any time if the Company does not make the monthly installment payments as agreed upon, does not pay any other federal tax debt when due, does not provide financial information if requested or if they find that collection of the taxes the Company owes is in jeopardy. If the Internal Revenue Service terminates the agreement, they may collect the entire amount the Company owes by levy on the Company’s income, bank accounts or other assets, by seizing the Company’s property or by taking other legal action against the Company.
      During 2004, the Company filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, the Company was granted an abatement of approximately $155,000 of

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
accrued penalties and interest. In November 2004, the Company paid $1.4 million of the outstanding liability. As of December 31, 2004, the outstanding liability was $261,000.

6.	Convertible Secured Promissory Notes
      During 2001, the Company issued three convertible secured promissory notes to Frastacky Associates, Inc. (Frastacky Associates), a stockholder of the Company, for the aggregate amount of $550,000. The notes accrue interest at a rate of 10% per annum and may be converted into shares of the Company’s common stock at a purchase price of $2.00 per share at any time prior to the payment in full of the notes. In addition, the Company entered into a security agreement with Frastacky Associates granting a security interest in all assets currently owned by the Company to secure payment of the notes.
      In November 2002, the Company issued a convertible secured promissory note to Frastacky Associates for the amount of $250,000. The note accrues interest at a rate of 10% per annum and may be converted into shares of the Company’s common stock at a rate of $2.00 per share at any time prior to the payment in full of the note.
      In January 2003, the Company issued three convertible secured promissory notes to Frastacky Associates for the aggregate amount of $500,000. The notes accrue interest at a rate of 10% per annum and may be converted into shares of the Company’s common stock at a rate of $2.00 per share at any time prior to the payment in full of the notes.
      Frastacky Associates was granted piggy-back registration rights in connection with the issuance of the convertible secured promissory notes. Such registration rights are not available for the Company’s initial public offering.
      In June 2003, the Company entered into a loan extension and conversion agreement with Frastacky Associates. This agreement applied to the seven outstanding convertible secured promissory notes with an aggregate principal amount of $1,300,000 and extended the maturity date of the outstanding principal balance and accrued interest of the notes to April 30, 2004.
      In April 2004, the Company entered into an additional loan extension and conversion agreement with Frastacky Associates. This agreement extended the maturity date of the promissory notes to the earlier of (i) one day before the first maturity date of any outstanding convertible secured debentures, (ii) 10 days after the Company completes and initial public offering of its common stock, or (iii) December 31, 2004.
      During October 2004, the Company repaid the full outstanding principal amount of the Company’s convertible secured promissory notes of $1,300,000 and the accrued interest of $176,058 to Frastacky Associates.

7.	Commitments and contingencies

Lease Commitments
      The Company leases office space under an operating lease agreement that expires in March 2007. The future minimum lease payments under non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

Operating Leases

Year ending December 31, 2005	$214
2006	224
2007	57

Total minimum lease payments	$495

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
      The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expenses for the years ended December 31, 2004 and 2003 were $210,000 and $210,000, respectively.

401(k) Plan
      The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its own discretion. Employees immediately vest 100% of their own contributions and the Company’s matching contributions. Through December 31, 2004, the Company has made no matching contributions.

Employment Agreements
      The Company has signed employment agreements with its three executive officers. The agreements provide for the payments of annual salaries totaling $640,000 and annual bonuses of up to $295,000 in the aggregate. The agreements have an initial term of two years and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If the Company terminates one of these officers without cause, the Company is obligated to pay the terminated officer (i) his annual salary and other benefits earned prior to termination, (ii) the greater of such officer’s annual salary for the remaining term of the agreement or such officer’s annual salary, (iii) the average of all bonuses during the term of the employment agreement, (iv) the same benefits that such officer received prior to termination, for a period of 12 months following termination, and (v) the right to exercise all options, including any as yet unvested options, for a period of 12 months following termination.

Legal Proceedings
      The Company is not currently a party to any material legal proceedings. From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business.

8.	Convertible Debentures
      Between August 2003 and November 2003, the Company entered into convertible secured debenture and warrant purchase agreements with various investors. Pursuant to these agreements, the investors purchased an aggregate of $2,382,000 of 8% convertible secured debentures and warrants to purchase shares of the Company’s common stock. The convertible secured debentures are secured by the Company’s assets and are subordinated to the Frastacky Associates convertible secured promissory notes (Note 6). The purchases of the convertible secured debentures and the warrants took place in seven tranches. The tranches closed on August 27, 2003, September 5, 2003, September 16, 2003, September 30, 2003, October 15, 2003, October 20, 2003 and November 20, 2003. The convertible secured debentures are due on the earlier of (i) the first anniversary from the applicable date of issuance, or (ii) fifteen days following the Company’s consummation of any equity and/or debt financing with aggregate gross proceeds of at least $10,000,000 (See Note 9). Each convertible secured debentures holder has the right, at any time, to convert their debenture into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $3.35 of principal amount of debenture. The Company also issued warrants to purchase an aggregate of 476,400 shares of common stock at an exercise price of $3.75 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $73,729 and was recorded as convertible debt discount and will be amortized over the life of the debentures. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.125% interest rate; five years contractual life; and volatility of 25%.

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
      In connection with the issuance of the convertible secured debentures, the Company paid $604,708 in cash for placement agent fees. These fees are recorded in prepaid expenses and will be amortized over the life of the debentures. The Company also issued to the placement agent warrants to purchase an aggregate of 303,851 shares of common stock that are exercisable at $4.00 per share and expire on May 31, 2008. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $52,749 and was recorded in prepaid expenses and will be amortized over the life of the debentures.
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
      As a result of the completion of the Company’s initial public offering on October 22, 2004, the principal amount and any unpaid accrued interest of the Company’s outstanding convertible secured debentures became due on November 6, 2004. The holders of the convertible secured debentures had a right to convert all or any portion of the outstanding principal amount into shares of the Company’s common stock at a conversion price equal to $3.35 per share prior to November 6, 2004. Holders of the convertible secured debentures converted $2,360,172 of principal amount into 704,529 shares of the Company’s common stock. The remaining principal amount of $21,828 plus accrued interest of $211,597 was paid in November 2004 and no convertible secured debentures remain outstanding.

9.	Initial Public Offering (IPO)
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
      On October 22, 2004, the Company completed its IPO in which it sold 2,750,000 shares of its common stock that resulted in gross proceeds of $22,000,000, of which the Company paid approximately $1,540,000 in underwriting discounts and commissions, $440,000 as a non-accountable expense allowance to the underwriters and approximately $1,275,000 in related IPO costs. As a result, the approximate net cash proceeds from the offering were $18,745,000. In connection with the IPO, the underwriters were issued warrants to purchase 315,750 shares of the Company’s common stock at an exercise price of $10.00 per share that expire on October 22, 2009. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $499,333 and was recorded as an IPO cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.31% interest rate; five years contractual life; and volatility of 25%.
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

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)

10.	Private Placement
      On December 20, 2004, the Company entered into an agreement to sell 822,000 shares of the Company’s common stock to institutional investors for $18.25 per share in a private placement transaction, which closed on December 30, 2004. The transaction resulted in gross proceeds $15,001,500, of which the Company paid approximately $997,000 in related costs. As a result, the approximate net cash proceeds from the private placement were $14,004,000. In connection with the sale of common stock, the investors were issued warrants to purchase 164,400 shares of the Company’s common stock at an exercise price of $25.53 per share that expire on December 30, 2009. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $2,339,206 and was recorded as a private placement cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.64% interest rate; five years contractual life; and volatility of 125%.

11.	Stockholders’ Equity
      The Company has authorized 30,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.
      On August 11, 2003, the stockholders of the Company approved a one-for-four reverse split of the Company’s common stock. The reverse stock split was effective on August 26, 2003. The effect of the reverse stock split has been applied retroactively to all equity transactions.

Activity for the year ended December 31, 2003
      During February 2003, the Company issued 50,000 shares of its common stock for settlement of a note payable valued at $100,000.
      During March 2003, the Company issued 2,500 share of its common stock in exchange for $5,000 of financial consulting services.

Activity for the year ended December 31, 2004
      In June 2004, the stockholders of all classes of preferred stock approved, by required vote, the conversion of their preferred stock into 1,169,772 shares of common stock. Such conversion will be effective concurrent with the closing of the Company’s initial public offering.
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

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)

Warrants
      Warrant activity for the years ended December 31, 2003 and 2004 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	742,277	$3.99
Granted	1,078,376	3.37
Expired	(2,396)	5.22

Outstanding at December 31, 2003	1,818,257	3.62
Granted	495,150	15.10
Exercised	(187,500)	2.37
Expired	(37,713)	4.90

Outstanding at December 31, 2004	2,088,194	$6.43

Exercisable at December 31, 2004	2,088,194	$6.43

      The weighted average fair value at grant date of the warrants granted during the years ended December 31, 2004 and 2003 was $1.99 and $0.19 per shares, respectively.
      The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2004:

	Warrants Outstanding and Exercisable

		Weighted
		Average	Weighted
		Remaining	Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price

$ 0.00 - $ 2.99	311,750	2.2 years	$2.00
$ 3.00 - $ 3.99	713,400	3.3 years	3.51
$ 4.00 - $ 5.99	519,519	2.3 years	4.00
$ 6.00 - $ 7.99	10,000	0.9 years	6.00
$ 8.00 - $ 9.99	22,125	2.2 years	8.00
$10.00 - $19.99	315,750	4.8 years	10.00
$20.00 - $25.53	195,650	4.2 years	24.65

	2,088,194	3.2 years	$6.43

12.	Stock Plans
      In March 1999, the Company adopted the 1999 Incentive Equity Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, and as of December 31, 2004, a total of 492,210 shares were subject to options granted and outstanding under the 1999 Plan.

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
      In March 2000, the Company adopted the 2000 Incentive Equity Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options vest and are exercisable at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, and as of December 31, 2004, a total of 491,612 shares were subject to options granted and outstanding under the 2000 Plan.
      In January 2004, the Company adopted the 2004 Incentive Equity Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan and as of December 31, 2004, a total of 309,125 shares were subject to options granted and outstanding under the 2004 Plan.
      Stock option activity under the plans during the periods indicated is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	722,959	$3.54
Granted	268,750	2.01
Exercised	(4,375)	0.40
Cancelled	(90,012)	3.84

Outstanding at December 31, 2003	897,322	3.06
Granted	395,625	3.47

Outstanding at December 31, 2004	1,292,947	$3.19

      The weighted-average fair value at grant date for the options granted during the years ended December 31, 2004 and 2003 was $1.59, and $1.66 per option, respectively.

INTERCHANGE CORPORATION
Notes to Financial Statements — (Continued)
      The following table summarizes information regarding options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.00 - $ 1.00	84,500	4.9 years	$0.40	84,500	$0.40
$ 1.01 - $ 2.00	262,500	8.0 years	2.00	165,971	2.00
$ 2.01 - $ 3.00	340,750	9.1 years	2.25	134,478	2.25
$ 3.01 - $ 4.00	544,072	6.5 years	4.00	543,724	4.00
$ 5.01 - $10.00	21,125	9.6 years	6.00	—	—
$10.01 - $15.00	30,000	9.8 years	11.37	—	—
$15.01 - $16.00	10,000	9.9 years	15.35	—	—

	1,292,947	7.5 years	$3.19	928,673	$3.06

13.	Related Party Transactions
      In July 2003, the Company’s Board of Directors approved the issuance of a total of 100,000 shares of the Company’s common stock to five employees for previously deferred salaries and bonuses valued at $200,000 which, as of December 31, 2003, is recorded as accrued compensation. The Company issued the common stock in January 2004.
      In November 2003, as part of the private placement of Convertible Debentures (Note 7), Douglas S. Norman, Chief Financial Officer of the Company, purchased $25,000 of Convertible Debentures from the Company for $25,000 cash. In addition, Mr. Norman received warrants to purchase 5,000 shares of the Company’s common stock that are exercisable at $3.75 per share and expire on November 11, 2008. The terms and conditions of this transaction are identical to all the other Convertible Debenture transactions. In November 2004, Mr. Norman converted $25,000 of convertible secured debentures into 7,462 shares of the Company’s common stock and received a cash payment of $1,929 for accrued interest.
      In October 2004, 1,069 shares of the Company’s Series C preferred stock held by Mr. Norman were converted into 1,101 shares of the Company’s common stock as a result of the Company’s initial public offering.
      In October 2004, 22,500 shares of the Company’s Series B preferred stock held by Philip K. Fricke, a member of the Company’s Board of Directors were converted into 33,904 shares of the Company’s common stock as a result of the Company’s initial public offering.
      In October 2004, 37,500 shares of the Company’s Series A preferred stock, 15,625 shares of the Company’s Series B preferred stock and 87,500 shares of the Company’s Series C preferred stock held by Frastacky Associates, Inc. were converted into 45,120, 23,543 and 90,125 shares of the Company’s common stock, respectively, as a result of the Company’s initial public offering.

14.	Subsequent Events
      On February 28, 2005, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB, a Swedish Internet and wireless local-search technology company. Under the terms of the acquisition, Inspire shareholders received $15.0 million in cash plus additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria, for an estimated aggregate purchase price of $22.5 million. The allocation of the purchase price to assets acquired and liabilities assumed is still being determined.

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
4	.1(2)	Specimen common stock certificate
4	.2(1)	Form of Securities Purchase Agreement Series A Preferred stock
4	.3(1)	Form of Securities Purchase Agreement Series B Preferred stock
4	.4(1)	Form of Securities Purchase Agreement Series C, Series D and Series E Preferred stock
4	.5(1)	Promissory Note, dated July 18, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.6(1)	Promissory Note, dated October 24, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.7(1)	Promissory Note, dated November 28, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.8(1)	Promissory Note, dated November 25, 2002, by and between Registrant and Frastacky Associates, Inc.
4	.9(1)	Promissory Note, dated January 17, 2003, by and between Registrant and Frastacky Associates, Inc.
4	.10(1)	Promissory Note, dated January 17, 2003, by and between Registrant and Frastacky Associates, Inc.
4	.11(1)	Promissory Note, dated January 30, 2003, by and between Registrant and Frastacky Associates, Inc.
4	.12(1)	Loan Extension and Conversion Agreement, dated June 29, 2003 by and between Registrant and Frastacky Associates, Inc.
4	.13(2)	Security Agreement, dated August 15, 2001, by and between Registrant and Frastacky Associates, Inc.
4	.14(1)	Form of Unit Subscription Agreement for Convertible Secured Debentures
4	.15(1)	Form of 8% Convertible Secured Promissory Note
4	.16(1)	Form of Warrant
4	.17(1)	Loan Extension and Conversion Agreement, dated April 1, 2004, by and between the Registrant and Frastacky Associates, Inc.
4	.18(2)	Form of Extension Agreement by and between the Registrant and holders of Secured Convertible Debentures
4	.19(3)	Form of Common Stock Purchase Warrant between the Registrant and the underwriters
4	.20(4)	Securities Purchase Agreement dated December 20, 2004, by and among the Registrant and certain investors
4	.21(4)	Form of Warrant dated December 20, 2004 issued by the Registrant to certain investors
4	.22(4)	Registration Rights Agreement dated as of December 20, 2004, by and among the Registrant and certain investors
10	.1#(1)	1999 Incentive Equity Plan
10	.2#(1)	2000 Incentive Equity Plan
10	.3#(2)	2004 Incentive Equity Plan, as amended
10	.4(1)	Office Lease, dated as of June 26, 2002, by and between the Registrant and EOP-Oakwood Plaza Laguna, LLC
10	.5(1)	Irrevocable Stand-by Letter of Credit with Silicon Valley Bank for benefit of EOP-Oakwood Plaza Laguna, LLC
10	.6#(1)	Employment Agreement, dated as of January 3, 2003, by and between Heath B. Clarke and the Registrant
10	.7#(1)	Employment Agreement, dated as of January 3, 2003, by and between Michael A. Sawtell and the Registrant

Exhibit
Number		Description

10	.8#(1)	Employment Agreement, dated as of February 3, 2003, by and between Douglas S. Norman and the Registrant
10	.9(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10	.10(1)	Letter Agreement, dated October 27, 2003, by and between the Registrant and the Internal Revenue Service
10	.11+(2)	Prioritized Listings Syndication Agreement, dated October 12, 2001, by and between the Registrant and LookSmart Ltd., as amended effective as of June 30, 2004
10	.12+(2)	ePilot Search Distribution Agreement, dated as of September 2, 2003, by and between the Registrant and Okomata Digital Media IBC
10	.13(5)	Share Purchase Agreement, dated as of February 9, 2005, by and among the Registrant, Interchange Europe Holding Corporation, Moody Investment Group AB, Red River Investment Group AB, Newco 1454 Sweden AB, Bart Denny and Bernard Clark
23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm
31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, Amendment No. 3, filed with the Securities and Exchange Commission on October 7, 2004.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004.