Form 10QSB
period 2005-03-31
INTERCHANGE CORP
filed 2005-05-13
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
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

Number of shares outstanding at May 11, 2005:	Common: 8,557,507 Preferred: 0

Transitional Small Business Disclosure Format: Yes ☐   No ☑

INTERCHANGE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERCHANGE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,985	$24,617
Restricted cash	13	13
Marketable securities	14,224	10,388
Accounts receivable, net of allowances of $15 and $5, respectively	1,295	1,313
Prepaid expenses and other current assets	418	260

Total current assets	21,935	36,591

Property and equipment, net	1,552	791
Intangible assets, net	3,536	—
Goodwill	12,359	—
Long term deferred tax assets	678	678
Long-term restricted cash	51	51
Deposits	43	37

Total assets	$40,154	$38,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,561	$2,320
Accrued compensation	402	323
Payroll taxes payable	155	261
Accrued acquisition costs	1,500	—
Other accrued liabilities	543	378
Deferred revenue	497	498

Total current liabilities	5,658	3,780

Long term deferred tax liabilities	151	151

Total liabilities	5,809	3,931

Minority interest	—	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 8,106,724 and 7,953,941 issued and outstanding, respectively	—	—
Accumulated comprehensive loss	(154)	(36)
Additional paid-in capital	45,613	45,497
Accumulated deficit	(11,113)	(11,244)

Stockholders’ equity	34,345	34,217

Total liabilities and stockholders’ equity	$40,154	$38,148

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue	$5,911	$3,462

Operating Expenses:
Search serving	3,176	1,744
Sales and marketing	1,338	712
General and administrative	952	473
Research and development	556	199
Amortization of intangibles	51	—
Non-cash equity based expense	9	8

Total operating expenses	6,082	3,136

Operating income (loss)	(171)	326

Interest and other income (expense)	314	(300)

Income before income taxes	143	26

Provision for income taxes	12	9

Net income	$131	$17

Per share data:

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.01	$0.01

Basic weighted average shares outstanding	7,989,608	1,921,864
Diluted weighted average shares outstanding	9,765,291	3,159,237

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Net income	$131	$17

Other comprehensive loss:

Foreign currency translation adjustments	(1)	—
Unrealized loss on marketable securities	(117)	—

Total comprehensive income	$13	$17

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$131	$17
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	180	47
Provision for doubtful accounts	5	3
Non-cash equity based expense related to stock option and warrant issuances	9	8
Non-cash interest expense	—	31
Non-cash interest income	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	70	(266)
Prepaid expenses and other	(136)	83
Other non-current assets	(1)	—
Accounts payable and accrued liabilities	270	37
Deferred revenue	(12)	86

Net cash provided by operating activities	513	46

Cash flows from investing activities:
Capital expenditures	(1,557)	(38)
Purchases of marketable securities	(6,982)	—
Proceeds from sales of marketable securities	3,032	—
Acquisition, net of cash acquired	(13,743)	—

Net cash used in investing activities	(19,250)	(38)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	218	—
Payment of financing related costs	(112)	(5)

Net cash provided by (used in) financing activities	106	(5)

Effect of currency changes on cash	(1)	—

Net (decrease) increase in cash and cash equivalents	(18,632)	3
Cash and cash equivalents, beginning of period	24,617	699

Cash and cash equivalents, end of period	$5,985	$702

Supplemental cash flow information:
Interest paid	$—	$33

Income taxes paid	$—	$9

Non-cash investing and financing transactions:
Common stock issued in satisfaction of liabilities		$200

Insurance financing		$17

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation

The unaudited interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year’s consolidated financial statements to confirm with current year’s presentation. Deferred tax assets previously classified as a current asset is now classified as a long-term asset.

2. Significant accounting policies

Principles of consolidation

As a result of the acquisition that occurred in February 2005 (Note 8), the Company’s consolidated financial statements include the accounts of Interchange Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions have been eliminated.

Foreign currency translation

The Company measures the financial statements for its foreign subsidiaries using the local currency as the functional currency. Current assets and current liabilities of these subsidiaries are translated at the exchange rate as of the balance sheet date, while long-term items are translated at historical rates. Revenues, costs and expenses are translated at the rates prevailing during the year. Translation adjustments from this process are included in stockholders’ equity. Any gains or losses from foreign currency transactions are included in other income.

Intangibles assets

Developed technology arising from acquisitions (Note 8) is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2005 was $37,217.

Customer contracts and relationships arising from acquisitions (Note 8) is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2005 was $6,733.

Non-compete agreement arising from acquisitions (Note 8) is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2005 was $6,917.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions (Note 8) and purchased domain name is recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will perform annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Stock-based compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25). Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No.123), established accounting and disclosure requirements using a fair value based method of accounting for stock-

based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income, as reported	$131	$17

Add: Stock-based compensation expense recorded in accordance with APB No. 25	—	—

Deduct: Additional stock-based employee compensation expense determined under fair value based method for all award, net of tax effects	(1,096)	(124)

Pro forma net loss	$(965)	$(107)

Net income (loss) per share:
Basic – as reported	$0.02	$0.01

Basic – pro forma	$(0.12)	$(0.06)

Net income (loss) per share:
Diluted – as reported	$0.01	$0.00

Diluted – pro forma	$(0.12)	$(0.06)

The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	4.70%	4.81%
Expected lives (in years)	10	10
Expected dividend yield	None	None
Expected volatility	42.17%	25%

Net income (loss) per share

SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for convertible preferred stock, convertible secured debentures and convertible secured promissory notes, and the treasury stock method for options and warrants.

For the three months ended March 31, 2005, potentially dilutive securities, which consist of options to purchase 264,900 shares of common stock at prices ranging from $11.37 to $16.59 per share and warrants to purchase 164,400 shares of common stock at $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the three months ended March 31, 2004, potentially dilutive securities, which consist of options to purchase 812,822 shares of common stock at prices ranging from $2.00 to $4.00 per share, warrants to purchase 1,778,902 shares of common stock at prices ranging from $2.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 733,962 shares of common stock and convertible debentures that could convert into 546,119 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Numerator:
Net income	$131	$17

Denominator:
Denominator for basic calculation weighted average shares	7,990	1,922

Dilutive common stock equivalents:
Options	799	67
Warrants	976	—
Convertible preferred stock		1,170

Denominator for diluted calculation weighted average shares	9,765	3,159

Net income per share:
Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.01	$0.01

New accounting pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt SFAS No. 123R beginning in the Company’s first quarter of fiscal 2006. The Company cannot estimate the future impact on its consolidated financial position or results of operation from the adoption of SFAS No. 123R. See “Stock-based compensation” elsewhere in this Note 2 for the impact the use of fair value accounting would have had on the period presented.

3. Composition of certain balance sheet and statement of operations captions

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Furniture and fixtures	$193	$193
Office equipment	69	55
Computer equipment	931	592
Computer software	187	315
Idle assets (not depreciated)	9	9

	1,389	1,164
Less accumulated depreciation and amortization	(871)	(373)

Property and equipment, net	$518	$791

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Developed technology	$2,233	—
Customer contracts and relationships	404	—
Non-compete agreement	249	—
Domain name	701	—

	3,587	—
Less accumulated amortization	(51)	—

Intangible assets, net	$3,536	$—

Amounts recorded as non-cash equity based expense represent the fair value expense, utilizing the Black-Scholes model at the date of grant, of warrants, and options issued to non-employees of the Company for services and relate to the following statement of operations categories (in thousands):

	Three months ended
	March 31,
	2005	2004
General and administrative:
Non-cash stock option expense	$9	$8

4. Operating segment information

As a result of the February 2005 acquisition (Note 8), the Company manages its business in two geographic segments: United States and Europe. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management believes that revenue and operating income are appropriate measures of evaluating the operational performance of the Company’s segments.

The following table presents summary operating segment information (in thousands):

	Three month ended
	March 31,
	2005	2004
Revenue by segment:
United States	$5,810	$3,462
Europe	101	—

Total revenue	$5,911	$3,462

Operating income by segment:
United States	$(192)	$326
Europe	21	—

Total operating income	$(171)	$326

	March 31,	December 31,
	2005	2004
Total assets by segment:
United States	$39,916	$38,148
Europe	238	—

Total assets	$40,154	$38,148

5. Stock option plans

1999 Plan

In March 1999, the Company adopted the 1999 Incentive Equity Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 449,239 were outstanding and 3,415 were available for future grant at March 31, 2005.

2000 Plan

In March 2000, the Company adopted the 2000 Incentive Equity Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 467,306 were outstanding and 32,694 were available for future grant at March 31, 2005.

2004 Plan

In January 2004, the Company adopted the 2004 Incentive Equity Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 471,933 were outstanding and 97,142 were available for future grant at March 31, 2005.

Stock option activity under the plans during the three months ended March 31, 2005 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2004	1,292,947	$3.19
Granted	247,500	15.32
Exercised	(73,896)	2.95
Cancelled	(78,073)	5.89

Outstanding at March 31, 2005	1,388,478	$5.21

Exercisable at March 31, 2005	927,679	$3.34

Stock option summary information for the plans at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.40 - $1.00	79,500	4.7	$0.40	79,500	$0.40
$1.01 - $2.00	238,194	6.0	$2.00	187,846	$2.00
$2.01 - $3.00	275,533	8.3	$2.25	126,907	$2.25
$3.01 - $4.00	509,226	4.4	$4.00	509,226	$4.00
$5.01 - $10.00	21,125	9.3	$6.00	868	$6.00
$10.01 - $15.00	30,000	9.6	$11.37	—	$—
$15.01 - $16.00	196,000	9.8	$15.09	17,499	$15.08
$16.01 - $20.00	38,900	9.8	$16.59	5,833	$16.59

	1,388,478	6.6	$5.21	927,679	$3.34

6. Warrants

Warrant activity during the three months ended March 31, 2005 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2004	2,088,194	$6.43
Exercised	(107,963)	3.75
Expired	(31,250)	20.00

Outstanding at March 31, 2005	1,948,981	$6.36

Exercisable at March 31, 2005	1,938,981	$6.35

Warrant summary information at March 31, 2005 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.99	297,791	2.0	$2.00	297,791	$2.00
$3.00 - $3.99	663,678	3.2	$3.55	663,678	$3.55
$4.00 - $5.99	492,362	2.2	$4.00	492,362	$4.00
$6.00 - $9.99	15,000	2.5	$8.00	5,000	$8.00
$10.00 - $19.99	315,750	4.6	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	4.8	$25.53	164,400	$25.53

	1,948,981	3.1	$6.36	1,938,981	$6.35

7. Payroll taxes

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

During 2004, the Company filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, the Company was granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, the Company paid $1.4 million of the outstanding liability. In February 2005, the Company was granted an additional abatement of approximately $115,000 of accrued penalties and interest. As of March 31, 2005, the outstanding liability was $145,000.

8. Inspire Infrastructure 2i AB acquisition

On February 28, 2005, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $323,000. Under the terms of the acquisition, Inspire shareholders can receive additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria. The purchase price of $15,323,000 was allocated as follows (in thousands):

Current assets	$159
Fixed assets	34
Developed technology	2,233
Customer contracts and relationships	404
Non-compete agreement	249
Goodwill	12,359
Long-term assets	5
Liabilities assumed	(120)

Total purchase price	$15,323

Inspire’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Developed technology is being amortized on a straight-ling basis over five years. Customer contracts and relationships is being amortized on a straight-line basis over five years. Non-compete agreement is being amortized on a straight-line basis over three years. Goodwill, which is determined to have an indefinite life, is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the attached consolidated financial statements and related notes thereto, and with the audited financial statements and related notes thereto as of December 31, 2004 and for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 9, 2005.

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

In February 2005, we established our European operation through the acquisition of Inspire Infrastructure 2i AB. Our European operation provides local-search technology that enables our European customers, mainly directory assistance and internet yellow page companies, to connect consumers who search for businesses on wireless devices, over the Internet, or over the phone.

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of normal recurring nature, necessary to present such information fairly:

	Three months ended
	March 31,
	2005	2004
Revenue	100.0%	100.0%

Operating expenses:
Search serving	53.8	50.4
Sales and marketing	22.6	20.6
General and administrative	16.1	13.7
Research and development	9.4	5.7
Amortization of intangibles	0.9	—
Non-cash equity based expense	0.1	0.2

Total operating expenses	102.9	90.6

Operating income (loss)	(2.9)	9.4

Interest and other income (expense)	5.3	(8.7)

Income before income taxes	2.4	0.7

Provision for income taxes	0.2	0.2

Net income	2.2%	0.5%

Three months ended March 31, 2005 and 2004

Revenue

Revenue was $5.9 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $2.4 million or 70.7%. The increase was primarily due to an increased number of revenue-generating click-throughs, substantially all of which resulted from an increase in the number of our Distribution Network partners from 170 at March 31, 2004 to 319 at March 31, 2005. No Distribution Network partner represented greater than 10% of our revenue for the three months ended March 31, 2005 and click-through revenue from our Distribution Network partner, Okomura Digital Media IBX, represented 19.8% of our revenue for the three months ended March 31, 2004.

We derived 57.1% of our revenue from direct advertisers and 42.9% of our revenue from our Advertiser Network partners during the three months ended March 31, 2005, as compared to 48.6% of our revenue from direct advertisers and 51.4% from Advertiser Network partners during the three months ended March 31, 2004. Our Advertiser Network partner, LookSmart, represented 29.5% and 38.3% of our revenue for the three months ended March 31, 2005 and 2004, respectively.

Search serving

Search serving expenses were $3.2 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $1.5 million or 82.1%. As a percentage of revenue, search serving expenses were 53.8% and 50.4% for the three months ended March 31, 2005 and 2004, respectively. Substantially all of this increase represented increased payments to our Distribution Network partners associated with our higher revenue in the current period. The increase in percentage of revenue was due to increased revenue sharing arrangements with our distribution network partners. We expect search serving expense to continue at approximately the same percentage of revenue.

Sales and marketing

Sales and marketing expenses were $1.3 million and $712,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $626,000 or 87.9%. As a percentage of revenue, sales and marketing expenses were 22.6% and 20.6% for the three months ended March 31, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount, an increase in sales commissions associated with higher direct advertiser deposits and higher revenue, and an increase in advertising expense.

General and administrative

General and administrative expenses were $952,000 and $473,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $479,000 or 101.3%. As a percentage of revenue, general and administrative expenses were 16.1% and 13.7% for the three months ended March 31, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees and a one-time expense for severance pay.

Research and development

Research and development expenses were $556,000 and $199,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $357,000 or 179.4%. As a percentage of revenue, research and development expenses were 9.4% and 5.7% for the three months ended March 31, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount.

Amortization of intangibles

Amortization of intangibles expense was $51,000 and zero for three months ended March 31, 2005 and 2004, respectively. This includes the amortization of developed technology, customer contracts and relationships, and non-compete agreement associated with the Inspire acquisition.

Non-cash equity based expense

Non-cash equity based expense was $9,000 and $8,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of $1,000 or 12.5%. As a percentage of revenue, non-cash equity based expense was 0.1% and 0.2% for the three months ended March 31, 2005 and 2004, respectively. The increase in absolute dollars was a result of greater options and warrants issued to non-employees.

Interest and other income (expense)

Interest and other income (expense) was $314,000 and $(300,000) for the three months ended March 31, 2005 and 2004, respectively, representing an increase in net interest and other income of $614,000. This increase was due to interest income from the cash we raised in our initial public offering and our private placement in the fourth quarter of 2004, along with a one-time abatement of penalties and interest from the IRS relating to our payroll tax liability.

Net income (loss)

We had a net income of $131,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $6.0 million as of March 31, 2005 and $24.6 million as of December 31, 2004. Marketable securities were $14.2 million as of March 31, 2005 and $10.4 million as of December 31, 2004. We had working capital of $16.3 million as of March 31, 2005 and $32.8 million as of December 31, 2004.

Net cash provided by operations was $513,000 and $46,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by operations was due to an increase in net income, an increase in accounts payable and accrued liabilities, an increase in depreciation and amortization, and a decrease in accounts receivable.

Net cash used in investing activities was $19.3 million and $38,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in cash used in investing activities was due to the acquisition of Inspire Infrastructure 2i AB, an increase in capital expenditures, computer equipment and the purchase of the Local.com domain name.

Net cash provided by (used in) financing activities was $106,000 and $(5,000) for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we raised gross proceeds of $218,000 from the exercise of stock options.

Inspire Infrastructure 2i AB Acquisition

On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $323,000. Under the terms of the acquisition, Inspire shareholders can receive additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria.

Payroll Tax Liability

In February 2005, we were granted an additional abatement of approximately $115,000 of accrued penalties and interest of our outstanding federal payroll tax liability. As of March 31, 2005, the outstanding liability was $145,000.

New Facility Lease

On March 18, 2005, we entered into a lease agreement with the Irvine Company. Under the terms of the lease, our headquarters will move from its present location at 24422 Avenida de la Carlota, Suite 120, Laguna Hills, California to 1G Technology Drive, Irvine, California. The new headquarters will consist of approximately 23,352 square feet. The lease is for a period of sixty months, plus such additional number of days as may be required to cause the lease to terminate on the final day of the calendar month. The aggregate rent for the term of the lease is approximately

$1,793,436. In addition to rent, the lease requires us to pay certain taxes, insurance and operating costs related to the leased building, in amounts yet to be determined. We are also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain costs from the landlord.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

New accounting pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We will adopt SFAS No. 123R beginning in our first quarter of fiscal 2006. We cannot estimate the future impact on our consolidated financial position or results of operation from the adoption of SFAS No. 123R. See “Stock-based compensation” in Note 2 of the Notes to Consolidated Financial Statements located elsewhere in this Form 10-QSB for the impact the use of fair value accounting would have had on the period presented.

Risk Factors

We have historically incurred losses and may expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. Although we achieved a net income of $1.5 million for the fiscal year ended December 31, 2004 and a net income of $131,000 for the three months ended March 31, 2005, we had an accumulated deficit of $11.1 million at March 31, 2005 and expect to have a net loss for the next three quarters. We have significantly increased our operating expenses by expanding our operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our future operating results if we are unable to realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If we do not have revenue growth, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

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

We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the three months ended March 31, 2005, 42.9% of our revenue was derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

We are dependent on our Distribution Network partners to provide us with search traffic, and if they do not, our business could be harmed.

We rely on our Distribution Network partners, a network of more than 319 websites and search engines with which we have contracts, to provide us with consumer search traffic. Historically, nearly all of our search traffic has come from our Distribution Network partners, and we believe this will continue in the future. Our Distribution Network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key Distribution Network partners could have a material adverse impact on our revenue and results of operations because our sponsored listings would be placed on fewer websites and search engines in response to consumer search requests. Our agreements with these Distribution Network partners are short-term, and as a result, our Distribution Network partners may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If we are unable to maintain relationships with our current Distribution Network partners or develop relationships with prospective Distribution Network partners, our operating results and financial condition will suffer. In addition, if our Distribution Network does not grow and improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of our Distribution Network partners could adversely affect the value of our services.

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

If we are not successful with our Local.com initiative, our future financial performance may be affected.

In March 2005, we purchased the Local.com domain name. We plan on developing the Local.com website into a local-search destination site. This site will be our first consumer facing business and we intend to invest significant amounts of time and resources on Local.com. We cannot assure you that we will be successful in attracting consumers or advertisers to Local.com, or that the initiative will have a positive impact on our operational and financial performance. If we are unable to attract consumers and/or advertisers to Local.com, our financial performance may be adversely affected.

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We only have employment agreements with our two executive officers: Heath B. Clarke (Chief Executive Officer and Chairman of the Board) and Douglas S. Norman (Chief Financial Officer and Secretary). Each of Messrs. Clarke and Norman’s employment agreements may be terminated with 30 days notice by either the executive or us. No key man life insurance has been purchased on either of Messrs. Clarke or Norman. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees, including the recent resignation of Michael A. Sawtell, as President and Chief Operations Officer, effective March 31, 2005, could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

On February 28, 2005, we completed the acquisition, through a wholly-owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB, a Swedish Internet and wireless local-search technology company. We may not be able to successfully integrate Inspire Infrastructure 2i AB’s operations with our own or realize the anticipated benefits of the transaction.

On February 28, 2005, we acquired Inspire Infrastructure 2i AB in a share purchase transaction. Under the terms of the agreement, we paid Inspire shareholders $15 million in cash plus additional consideration consisting of up to 447,067 shares of Interchange common stock which are payable upon the achievement of certain business performance criteria in the future. Achieving the benefits we expect from the acquisition will depend in large part on integrating our technology, operations and personnel in a timely and efficient manner to minimize the impact on customers, employees and management. Integrating Inspire Infrastructure 2i AB into our business will be a complex, time consuming and costly process. Failure to timely and successfully integrate the two companies may have a material adverse effect on the combined company’s business, financial condition and results of operations. The difficulties of combining the companies will present challenges to the combined company’s management, including:

•	coordinating expanded business operations in additional geographic areas;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	retaining key employees, customers or suppliers;

•	preserving the other important relationships of Inspire Infrastructure 2i AB and Interchange; and

•	consolidating other corporate and administrative functions.

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

We many incur impairment losses related to goodwill and other intangible assets which could have a material and adverse affect on our financial results.

As a result of our acquisition of Inspire Infrastructure 2i AB and the purchase of the Local.com domain name, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

For example, Overture Services, Inc., acquired by Yahoo!, which operates in certain competitive areas with us and owns U.S. Patent No. 6,269,361, which purports to give Overture rights to certain bid-for-placement services and pay-per-performance search technologies. Overture is currently involved in litigation with FindWhat.com relating to this patent. FindWhat.com is contesting Overture’s patent and on May 12, 2005, FindWhat.com announced that a judge declared a mistrial after a jury was unable to reach a verdict in its patent dispute with Overture. FindWhat.com noted that another hearing is scheduled for June 24, 2005. Google Inc. recently paid a significant settlement amount to Yahoo in order to settle multiple pending claims asserted by Yahoo and its wholly-owned subsidiary, Overture. One of the claims asserted by Overture was a claim for patent infringement by Google of U.S. Patent No. 6,269,361. As part of the settlement, Overture dismissed its patent lawsuit against Google and granted Google a fully-paid, perpetual license to the patent and several related patent applications held by Overture. As the settlement related to multiple claims, the settlement amount related directly to U.S. Patent No. 6,269,361 is unclear. The settlement may, however, increase the likelihood that Overture may further seek to enforce any rights it may have relating to U.S. Patent No. 6,269,361 and pursue further action against us.

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

If we do not deliver traffic that converts into revenue for advertisers, then the advertisers may pay us less for their listings or discontinue listings with us.

For our services to be successful, we need to deliver consumers to advertisers’ websites that convert into sales for the advertiser. If we do not meet the advertiser’s expectations by delivering quality traffic, then they may reduce their bid prices or cease doing business with us which may adversely affect our business and financial results.

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

Our Advertiser Network partner, LookSmart, Ltd., represented 29.5% of our total revenue for the three months ended March 31, 2005. It is difficult to predict whether LookSmart will continue to represent such a significant portion of our revenue in the future. LookSmart may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services. Although we believe that other advertisers within our Advertiser Network could replace a substantial portion of LookSmart’s sponsored listings, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.

One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. One of our customers that does not pay in advance, LookSmart, has and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At March 31, 2005, LookSmart represented 35%, of our total accounts receivable. LookSmart’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

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

During 2000 and through 2002, we either failed to pay or failed to pay timely our federal payroll tax liabilities. As a result, we incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1.1 million. In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them upon request, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information if requested or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. In February 2005, we were granted an additional abatement of approximately $115,000 of accrued penalties and interest. As of March 31, 2005, the outstanding liability was $145,000. We are presently in compliance with the terms of our agreement with the Internal Revenue Service, but our business could be substantially harmed if in the future we fail to pay the taxes we owe and the Internal Revenue Service asserts its rights against us.

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

We had 8,106,724 shares of common stock outstanding on March 31, 2005. Of these shares, 1,534,404 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,388,478 shares of our common stock and warrants to purchase 1,948,981 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards might be limited. We determined that our Section 382 limitation is $1.3 million a year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2004 we have net operating loss carryforwards of approximately $10.6 million and $10.0 million for federal and state income tax purposes, respectively.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The acquisition of Inspire Infrastructure 2i AB, as detailed in Note 8 in the notes to the consolidated financial statements, has resulted in the consolidation of financial information from a different financial recordation and reporting system. We are taking appropriate steps to ensure the reliability of our financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, we issued 34,287 shares of common stock for the net issuance exercise of 45,719 warrants held by various accredited and sophisticated investors.

In February 2005, we issued 7,365 shares of common stock for the net issuance exercise of 11,063 warrants held by various accredited and sophisticated investors.

In March 2005, we issued 37,235 shares of common stock for the net issuance exercise of 51,181 warrants held by an accredited investor.

The issuances of securities in the transactions described above were deemed exempt from registration under the Securities Act in reliance on Section 4(2).

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCHANGE CORPORATION
May 13, 2005	/s/ Heath B. Clarke

Date	Heath B. Clarke
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