Form 10QSB
period 2005-06-30
INTERCHANGE CORP
filed 2005-08-12
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from ___to ___
Commission File Number: 000-50989
INTERCHANGE CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0849123 (IRS Employer Identification No.)
One Technology Drive, Building G
Irvine, CA 92618
(Address of principal executive offices)
(949) 784-0800
(Issuer’s telephone number)
24422 Avenida de la Carlota, Suite 120
Laguna Hills, Ca 92653
(Former name, former address, formal fiscal year, if changed from last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Number of shares outstanding at August 8, 2005:	Common: 8,963,197
Preferred: 0
Transitional Small Business Disclosure Format: Yes ☐ No ☑

INTERCHANGE CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTERCHANGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,605	$24,617
Restricted cash	10	13
Marketable securities	14,279	10,388
Accounts receivable, net of allowances of $20 and $5, respectively	1,649	1,313
Prepaid expenses and other current assets	412	260

Total current assets	19,955	36,591

Property and equipment, net	1,686	791
Intangible assets, net	4,610	—
Goodwill	12,401	—
Long-term deferred tax assets	678	678
Long-term restricted cash	166	51
Deposits	42	37

Total assets	$39,538	$38,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,868	$2,320
Accrued compensation	356	323
Payroll taxes payable	19	261
Other accrued liabilities	550	378
Deferred revenue	484	498

Total current liabilities	3,277	3,780

Long-term deferred tax liabilities	151	151

Total liabilities	3,428	3,931

Minority interest	—	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 8,879,635 and 7,953,941 issued and outstanding, respectively	—	—
Accumulated comprehensive loss	(109)	(36)
Additional paid-in capital	48,160	45,497
Accumulated deficit	(11,941)	(11,244)

Stockholders’ equity	36,110	34,217

Total liabilities and stockholders’ equity	$39,538	$38,148

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$4,753	$4,264	$10,663	$7,726

Operating Expenses:
Search serving	2,638	2,080	5,813	3,824
Sales and marketing	1,507	879	2,845	1,591
General and administrative	961	640	1,913	1,113
Research and development	459	269	1,015	468
Amortization of intangibles	177	—	228	—
Non-cash equity based expense	71	1	80	9

Total operating expenses	5,813	3,869	11,894	7,005

Operating income (loss)	(1,060)	395	(1,231)	721

Interest and other income (expense)	226	(304)	540	(604)

Income (loss) before income taxes	(834)	91	(691)	117

Provision (benefit) for income taxes	(6)	10	5	19

Net income (loss)	$(828)	$81	$(696)	$98

Per share data:

Basic net income (loss) per share	$(0.10)	$0.04	$(0.08)	$0.05

Diluted net income (loss) per share	$(0.10)	$0.02	$(0.08)	$0.02

Basic weighted average shares outstanding	8,536,068	1,922,964	8,264,347	1,922,414
Diluted weighted average shares outstanding	8,536,068	4,444,170	8,264,347	4,443,620
See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(828)	$81	$(696)	$98

Other comprehensive loss:

Foreign currency translation adjustments	(5)	—	(6)	—
Unrealized gain (loss) on marketable securities	14	—	(103)	—

Total comprehensive income (loss)	$(819)	$81	$(805)	$98

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(696)	$98
Adjustments to reconcile net income (loss) to cash (used in ) provided by operating activities:
Depreciation and amortization	521	99
Provision for doubtful accounts	19	4
Non-cash equity based expense related to stock option and warrant issuances	80	9
Non-cash interest expense	—	59
Non-cash interest income	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(298)	(310)
Prepaid expenses and other	(130)	(125)
Accounts payable and accrued liabilities	(598)	602
Deferred revenue	(25)	129

Net cash (used in) provided by operating activities	(1,134)	565

Cash flows from investing activities:
Capital expenditures	(2,356)	(107)
Purchases of marketable securities	(6,983)	—
Proceeds from sales of marketable securities	3,032	—
Decrease (increase) in restricted cash	(112)	16
Acquisition, net of cash acquired	(15,285)	—

Net cash used in investing activities	(21,704)	(91)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	948	—
Proceeds from issuance of common stock from exercise of warrants	1,017	—
Payment of notes payable	—	(13)
Payment of financing related costs	(133)	—

Net cash provided by (used in) financing activities	1,832	(13)

Effect of currency changes on cash	(6)	—

Net (decrease) increase in cash and cash equivalents	(21,012)	461
Cash and cash equivalents, beginning of period	24,617	699

Cash and cash equivalents, end of period	$3,605	$1,160

Supplemental cash flow information:
Interest paid	$—	$66

Income taxes paid	$19	$9

Non-cash investing and financing transactions:
Common stock issued for asset purchase	$750

Common stock issued in satisfaction of liabilities		$200

Insurance financing		$17

Capital lease		$20

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year’s presentation. Deferred tax assets previously classified as a current asset is now classified as a long-term asset.
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
Intangibles assets
Developed technology arising from acquisitions (Note 8) is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2005 was $148,867.
Customer contracts and relationships arising from acquisitions (Note 8) is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2005 was $26,933.
Non-compete agreement arising from acquisitions (Note 8) is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2005 was $27,667.
Purchased technology arising from acquisitions (Note 9) is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2005 was $24,330.
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions (Note 8) and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will perform annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(828)	$81	$(696)	$98

Add: Stock-based compensation expense recorded in accordance with APB No. 25	65	1	65	10

Deduct: Additional stock-based employee compensation expense determined under fair value based method for all award, net of tax effects	(1,176)	(106)	(2,272)	(231)

Pro forma net loss	$(1,939)	$(24)	$(2,903)	$(123)

Net income (loss) per share:
Basic – as reported	$(0.10)	$0.04	$(0.08)	$0.05

Basic – pro forma	$(0.23)	$(0.01)	$(0.35)	$(0.06)

Net income (loss) per share:
Diluted – as reported	$(0.10)	$0.02	$(0.08)	$0.02

Diluted – pro forma	$(0.23)	$(0.01)	$(0.35)	$(0.06)

The fair value of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.69%	4.85%	4.69%	4.85%
Expected lives (in years)	10	10	10	10
Expected dividend yield	None	None	None	None
Expected volatility	48.50%	25%	48.50%	25%
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
For the three and six months ended June 30, 2005, potentially dilutive securities, which consist of options to purchase 1,136,681 shares of common stock at prices ranging from $0.40 to $16.59 per share and warrants to purchase 1,482,320 shares of common stock at prices ranging from $2.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the three and six months ended June 30, 2004, potentially dilutive securities, which consist of warrants to purchase 38,375 shares of common stock at prices ranging from $8.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 734,095 shares of common stock and convertible debentures that could convert into 711,045 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(828)	$81	$(696)	$98

Denominator:
Denominator for basic calculation weighted average shares	8,536	1,922	8,264	1,922

Dilutive common stock equivalents:
Options	—	649	—	649
Warrants	—	703	—	703
Convertible preferred stock	—	1,170	—	1,170

Denominator for diluted calculation weighted average shares	8,536	4,444	8,264	4,444

Net income (loss) per share:
Basic net income (loss) per share	$(0.10)	$0.04	$(0.08)	$0.05

Diluted net income (loss) per share	$(0.10)	$0.02	$(0.08)	$0.02

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

	June 30,	December 31,
	2005	2004
Furniture and fixtures	$298	$193
Office equipment	86	55
Computer equipment	1,414	592
Computer software	551	315
Leasehold improvements	2	—
Idle assets (not depreciated)	—	9

	2,351	1,164
Less accumulated depreciation and amortization	(665)	(373)

Property and equipment, net	$1,686	$791

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Developed technology	$2,233	—
Customer contracts and relationships	404	—
Non-compete agreement	261	—
Purchased technology	1,239
Domain name	701	—

	4,838	—
Less accumulated amortization	(228)	—

Intangible assets, net	$4,610	$—

Amounts recorded as non-cash equity based expense represent the fair value expense, utilizing the Black-Scholes model at the date of grant, of warrants, and options issued to non-employees of the Company for services and relate to the following statement of operations categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
General and administrative:
Non-cash equity based expense	$71	$1	$80	$9

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
The following table presents summary operating segment information (in thousands):

	Three month ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue by segment:
United States	$4,525	$4,264	$10,334	$7,726
Europe	228	—	329	—

Total revenue	$4,753	$4,264	$10,663	$7,726

Operating income (loss) by segment:
United States	$(1,071)	$395	$(1,262)	$721
Europe	11	—	31	—

Total operating income (loss)	$(1,060)	$395	$(1,231)	$721

	June 30,	December 31,
	2005	2004
Total assets by segment:
United States	$39,227	$38,148
Europe	311	—

Total assets	$39,538	$38,148

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Incentive Equity Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 308,454 were outstanding and 5,290 were available for future grant at June 30, 2005.
2000 Plan
In March 2000, the Company adopted the 2000 Incentive Equity Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 391,529 were outstanding and 20,694 were available for future grant at June 30, 2005.

2004 Plan
In January 2004, the Company adopted the 2004 Incentive Equity Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 436,698 were outstanding and 96,436 were available for future grant at June 30, 2005.
Stock option activity under the plans during the six months ended June 30, 2005 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2004	1,292,947	$3.19
Granted	386,250	12.40
Exercised	(340,899)	2.79
Cancelled	(201,617)	8.96

Outstanding at June 30, 2005	1,136,681	$5.42

Exercisable at June 30, 2005	732,332	$3.84

Stock option summary information for the plans at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.40 - $1.00	38,750	4.3	$0.40	38,750	$0.40
$1.01 - $2.00	175,000	7.5	$2.00	139,236	$2.00
$2.01 - $3.00	227,701	8.4	$2.25	109,681	$2.25
$3.01 - $4.00	382,455	4.5	$4.00	382,455	$4.00
$5.01 - $7.00	60,875	9.7	$5.32	3,878	$6.00
$7.01 - $9.00	57,500	9.9	$8.95	22,500	$9.00
$9.01 - $11.00	15,000	9.9	$9.90	7,500	$9.90
$13.01 - $17.00	179,400	9.5	$15.41	28,332	$15.46

	1,136,681	7.1	$5.42	732,332	$3.84

6. Warrants
Warrant activity during the six months ended June 30, 2005 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2004	2,088,194	$6.43
Exercised	(560,874)	3.21
Expired	(45,000)	15.11

Outstanding at June 30, 2005	1,482,320	$7.38

Exercisable at June 30, 2005	1,476,070	$6.99

Warrant summary information at June 30, 2005 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.99	120,791	0.3	$2.00	120,791	$2.00
$3.00 - $3.99	513,527	2.9	$3.54	513,527	$3.55
$4.00 - $5.99	352,852	1.8	$4.00	352,852	$4.00
$6.00 - $9.99	15,000	2.3	$8.00	8,750	$8.00
$10.00 - $19.99	315,750	4.3	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	4.5	$25.53	164,400	$25.53

	1,482,320	2.9	$7.38	1,476,070	$6.99

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
During 2004, the Company filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, the Company was granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, the Company paid $1.4 million of the outstanding liability. In February 2005, the

Company was granted an additional abatement of approximately $115,000 of accrued penalties and interest. In June 2005, the Company was granted an additional abatement of approximately $63,000 of accrued penalties and interest. As of June 30, 2005, the outstanding liability was $82,000. The outstanding liability was paid in July 2005.
8. Inspire Infrastructure 2i AB acquisition
On February 28, 2005, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $365,000. Under the terms of the acquisition, Inspire shareholders can receive additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria. The purchase price of $15,365,000 was allocated as follows (in thousands):

Current assets	$159
Fixed assets	34
Developed technology	2,233
Customer contracts and relationships	404
Non-compete agreement	249
Goodwill	12,401
Long-term assets	5
Liabilities assumed	(120)

Total purchase price	$15,365

Inspire’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Developed technology is being amortized on a straight-line basis over five years. Customer contracts and relationships are being amortized on a straight-line basis over five years. Non-compete agreement is being amortized on a straight-line basis over three years.
Goodwill, which is determined to have an indefinite life, is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
9. Atlocal asset purchase
On June 9, 2005, the Company entered into an asset purchase agreement with Xiongwu Xia, an individual, to purchase the patent-pending Atlocal Search Engine Computer software, the atlocal.com domain name, a computer server, and the Atlocal.com database for $500,000 in cash, cash acquisition costs of $3,238 and 104,311 unregistered shares of Interchange common stock valued at $750,000 based upon a 90-day moving average. In addition, the Company will issue Mr. Xia an additional 104,311 shares of unregistered shares of Interchange common stock if the patent is issued for the Atlocal Search Engine Computer software before June 9, 2010. The purchase price of $1,253,328 was allocation as follows (in thousands):

Purchased technology	$1,239
Non-compete agreement	12
Computer equipment	2

Total purchase price	$1,253

Purchased technology is being amortized on a straight-line basis over three years. Non-compete agreement is being amortized on a straight-line basis over three years.

10. Subsequent events
On July 6, 2005, the Company entered into an employment agreement with Stanley B. Crair to serve as its Chief Operating Officer. The initial term of the employment agreement is for one year and will continue thereafter for successive one-year periods unless either party gives written notice not less than thirty days prior to the expiration of any term. Under the terms of the employment agreement, the Company will pay Mr. Crair an annual salary of $200,000. In addition, Mr. Crair shall be eligible to receive an annual bonus of up to 30% of his annual salary through 2005 and up to 50% of his annual salary thereafter.
Mr. Crair shall be granted options to purchase 133,500 shares of the Company’s common stock pursuant to the Company’s Equity Incentive Plans. Such options shall have an exercise price equal to the closing price of the Company’s common stock on the date of the stock option grant. The options will vest over a period of three years, with 25% vesting after nine months from the date of grant and the remainder on a monthly basis thereafter. Such options will become fully vested upon a change of control or termination without cause as defined in the Employment Agreement.
The Company will reimburse Mr. Crair for relocation expenses not to exceed $80,000. The Company will also pay Mr. Crair, for a period of thirteen months or until his relocation, a monthly car allowance of $550 per month during the time he commutes from his current home to the Company’s place of business.

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
In February 2005, we established our European operation through the acquisition of Inspire Infrastructure 2i AB. Our European operation provides local-search technology that enables our European customers, mainly directory assistance and Internet Yellow Pages companies, to connect consumers who search for businesses on wireless devices, over the Internet, or over the phone.
Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of normal recurring nature, necessary to present such information fairly:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	55.5	48.8	54.5	49.5
Sales and marketing	31.7	20.6	26.7	20.6
General and administrative	20.2	15.0	17.9	14.4
Research and development	9.7	6.3	9.5	6.1
Amortization of intangibles	3.7	—	2.1	—
Non-cash equity based expense	1.5	0.0	0.8	0.1

Total operating expenses	122.3	90.7	111.5	90.7

Operating income (loss)	(22.3)	9.3	(11.5)	9.3

Interest and other income (expense)	4.8	(7.1)	5.0	(7.8)

Income (loss) before income taxes	(17.5)	2.1	(6.5)	1.5

Provision for income taxes	(0.1)	0.2	0.0	0.2

Net income (loss)	(17.4)%	1.9%	(6.5)%	1.3%

Three months ended June 30, 2005 and 2004
Revenue
Revenue was $4.8 million and $4.3 million for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $500,000 or 11.5%. The increase was primarily due to an increased number of revenue-generating click-throughs, substantially all of which resulted from an increase in the number of our Distribution Network partners from 226 at June 30, 2004 to 303 at June 30, 2005. No Distribution Network partner represented greater than 10% of our revenue for the three months ended June 30, 2005 and click-through revenue from our Distribution Network partner, Okomura Digital Media IBX, represented 12.3% of our revenue for the three months ended June 30, 2004.
We derived 62.3% of our revenue from direct advertisers and 37.7% of our revenue from our Advertiser Network partners during the three months ended June 30, 2005, as compared to 50.9% of our revenue from direct advertisers and 49.1% from Advertiser Network partners during the three months ended June 30, 2004. Our Advertiser Network partner, LookSmart, represented 26.6% and 38.9% of our revenue for the three months ended June 30, 2005 and 2004, respectively. The increase in the percentage of revenue from direct advertisers and decrease in the percentage of revenue from our Advertiser Network partners is a result of lower revenue from our Advertising Network partner LookSmart.
Search serving
Search serving expenses were $2.6 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $558,000 or 26.8%. As a percentage of revenue, search serving expenses were 55.5% and 48.8% for the three months ended June 30, 2005 and 2004, respectively. Substantially all of this increase represented increased payments to our Distribution Network partners associated with our higher revenue in the current period. The increase in percentage of revenue was due to increased revenue sharing arrangements with our distribution network partners. We expect search serving expense to continue at approximately the same percentage of revenue.
Sales and marketing
Sales and marketing expenses were $1.5 million and $879,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $628,000 or 71.4%. As a percentage of revenue, sales and marketing expenses were 31.7% and 20.6% for the three months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount and an increase in advertising expense.
General and administrative
General and administrative expenses were $961,000 and $640,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $321,000 or 50.2%. As a percentage of revenue, general and administrative expenses were 20.2% and 15.0% for the three months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees and recruiting fees for our chief operating officer.
Research and development
Research and development expenses were $459,000 and $269,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $190,000 or 70.6%. As a percentage of revenue, research and development expenses were 9.7% and 6.3% for the three months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services.
Amortization of intangibles
Amortization of intangibles expense was $177,000 and zero for three months ended June 30, 2005 and 2004, respectively. This includes the amortization of developed technology, customer contracts and relationships, and a non-

compete agreement associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Non-cash equity based expense
Non-cash equity based expense was $71,000 and $1,000 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $70,000. As a percentage of revenue, non-cash equity based expense 1.5% and less than 0.1% for the three months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was a result of a greater Black-Scholes valuation of the options issued to non-employees due to increased volatility of the Company’s common stock.
Interest and other income (expense)
Interest and other income (expense) was $226,000 and $(304,000) for the three months ended June 30, 2005 and 2004, respectively, representing an increase in net interest and other income of $530,000. This increase was due to interest income from the cash we raised in our initial public offering and our private placement in the fourth quarter of 2004, along with a one-time abatement of penalties and interest from the IRS relating to our payroll tax liability and the elimination of interest expense related to the convertible secured debentures and convertible secured promissory notes.
Net income (loss)
We had a net loss of $(828,000) and net income of $81,000 for the three months ended June 30, 2005 and 2004, respectively.
Six months ended June 30, 2005 and 2004
Revenue
Revenue was $10.7 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $2.9 million or 38.0%. The increase was primarily due to an increased number of revenue-generating click-throughs, substantially all of which resulted from an increase in the number of our Distribution Network partners from 226 at June 30, 2004 to 303 at June 30, 2005. No Distribution Network partner represented greater than 10% of our revenue for the six months ended June 30, 2005 and click-through revenue from our Distribution Network partner, Okomura Digital Media IBX, represented 15.6% of our revenue for the six months ended June 30, 2004.
We derived 59.4% of our revenue from direct advertisers and 40.6% of our revenue from our Advertiser Network partners during the six months ended June 30, 2005, as compared to 49.9% of our revenue from direct advertisers and 50.1% from Advertiser Network partners during the six months ended June 30, 2004. Our Advertiser Network partner, LookSmart, represented 28.0% and 38.6% of our revenue for the six months ended June 30, 2005 and 2004, respectively. The increase in the percentage of revenue from direct advertisers and decrease in the percentage of revenue from our Advertiser Network partners is a result of lower revenue from our Advertising Network partner LookSmart.
Search serving
Search serving expenses were $5.8 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $2.0 million or 52.0%. As a percentage of revenue, search serving expenses were 54.5% and 49.5% for the six months ended June 30, 2005 and 2004, respectively. Substantially all of this increase represented increased payments to our Distribution Network partners associated with our higher revenue in the current period. The increase in percentage of revenue was due to increased revenue sharing arrangements with our distribution network partners. We expect search serving expense to continue at approximately the same percentage of revenue.
Sales and marketing
Sales and marketing expenses were $2.8 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $1.3 million or 78.9%. As a percentage of revenue, sales and marketing expenses were 26.7% and 20.6% for the six months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount and an increase in advertising expense.
General and administrative
General and administrative expenses were $1.9 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $800,000 or 71.9%. As a percentage of revenue, general and administrative expenses were 17.9% and 14.4% for the six months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees, recruiting fees for our chief operating officer, and a one-time expense for severance pay.
Research and development
Research and development expenses were $1.0 million and $468,000 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $547,000 or 116.9%. As a percentage of revenue, research and development expenses were 9.5% and 6.1% for the six months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services.
Amortization of intangibles
Amortization of intangibles expense was $228,000 and zero for six months ended June 30, 2005 and 2004, respectively. This includes the amortization of developed technology, customer contracts and relationships, and non-compete agreement associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Non-cash equity based expense
Non-cash equity based expense was $80,000 and $9,000 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $71,000. As a percentage of revenue, non-cash equity based expense was 0.8% and 0.1% for the six months ended June 30, 2005 and 2004, respectively. The increase in absolute dollars was a result of a greater Black-Scholes valuation of the options issued to non-employees due to increased volatility of the Company’s common stock.
Interest and other income (expense)
Interest and other income (expense) was $540,000 and $(604,000) for the six months ended June 30, 2005 and 2004, respectively, representing an increase in net interest and other income of $1.1 million. This increase was due to interest income from the cash we raised in our initial public offering and our private placement in the fourth quarter of 2004, along with a one-time abatement of penalties and interest from the IRS relating to our payroll tax liability and the elimination of interest expense related to the convertible secured debentures and convertible secured promissory notes.
Net income (loss)
We had a net loss of $(696,000) and a net income of $98,000 for the six months ended June 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $3.6 million as of June 30, 2005 and $24.6 million as of December 31, 2004. Marketable securities were $14.3 million as of June 30, 2005 and $10.4 million as of December 31, 2004. We had working capital of $16.7 million as of June 30, 2005 and $32.8 million as of December 31, 2004. The decrease in cash and cash equivalents is a result of the cash paid for the Inspire Infrastructure 2i AB acquisition.
Net cash (used in) provided by operations was $(1.1 million) and $565,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash provided by operations was due to a decrease in net income and a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $21.7 million and $91,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in cash used in investing activities was due to the acquisition of Inspire Infrastructure 2i AB, an increase in net marketable securities, capital expenditures, the purchase of the Local.com domain name and the Atlocal asset purchase.
Net cash provided by (used in) financing activities was $1.8 million and $(13,000) for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we raised gross proceeds of $948,000 from the exercise of stock options and $1.0 million from the exercise of warrants.
Inspire Infrastructure 2i AB acquisition
On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $365,000. Under the terms of the acquisition, Inspire shareholders can receive additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average, which is payable upon the achievement of certain future business performance criteria.
Payroll tax liability
In February 2005, we were granted an additional abatement of approximately $115,000 of accrued penalties and interest of our outstanding federal payroll tax liability. In June 2005, we were granted an additional abatement of approximately $53,000 of accrued penalties and interest. As of June 30, 2005, the outstanding liability was $82,000. The outstanding liability was paid in July 2005.
New facility lease
On March 18, 2005, we entered into a lease agreement with the Irvine Company. On July 18, 2005, we moved our headquarters from 24422 Avenida de la Carlota, Suite 120, Laguna Hills, California to One Technology Drive, Building G, Irvine, California 92618. Our new headquarters consists of approximately 23,352 square feet. The lease is for a period of sixty months, plus such additional number of days as may be required to cause the lease to terminate on the final day of the calendar month. The aggregate rent for the term of the lease is approximately $1,793,436. In addition to rent, the lease requires us to pay certain taxes, insurance and operating costs related to the leased building, in amounts yet to be determined. We are also responsible for the costs of certain tenant improvements associated with the new facility but will be entitled to reimbursement for certain costs from the landlord.
Atlocal asset purchase
On June 9, 2005, we entered into an asset purchase agreement with Xiongwu Xia, an individual, to purchase the patent-pending Atlocal Search Engine Computer software, the atlocal.com domain name, a computer server, and the Atlocal.com database for $500,000 in cash, cash acquisition costs of $3,238 and 104,311 unregistered shares of our common stock valued at $750,000 based upon a 90-day moving average. In addition, we will issue Mr. Xia an additional 104,311 shares of unregistered shares of our common stock if the patent is issued for the Atlocal Search Engine Computer software before June 9, 2010.
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
Risk Factors
We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.
We have a history of losses. Although we achieved a net income of $1.5 million for the fiscal year ended December 31, 2004, we have a net loss of $696,000 for the six months ended June 30, 2005. We also had an accumulated deficit of $11.9 million at June 30, 2005 and expect to have a net loss for at least the next two quarters. We have significantly increased our operating expenses by expanding our operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our future operating results if we are unable to realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If we do not have revenue growth, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.
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
Additionally, larger companies such as Google and Microsoft Corporation may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, our Distribution Network partners’ websites and less likely for consumers to click-through on our Advertiser Network partners’ sponsored listings. The implementation of such technologies could result in a decline in click-throughs to our advertisers’ sponsored listings, which would decrease our revenues. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.
We rely on our Advertiser Network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.
We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the three months ended June 30, 2005, 37.7% of our revenue was derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

We are dependent on our Distribution Network partners to provide us with search traffic, and if they do not, our business could be harmed.
We rely on our Distribution Network partners, a network of more than 303 websites and search engines with which we have contracts, to provide us with consumer search traffic. Historically, nearly all of our search traffic has come from our Distribution Network partners, and we believe this will continue in the future. Our Distribution Network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key Distribution Network partners could have a material adverse impact on our revenue and results of operations because our sponsored listings would be placed on fewer websites and search engines in response to consumer search requests. Our agreements with these Distribution Network partners are short-term, and as a result, our Distribution Network partners may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If we are unable to maintain relationships with our current Distribution Network partners or develop relationships with prospective Distribution Network partners, our operating results and financial condition will suffer. In addition, if our Distribution Network does not grow and improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of our Distribution Network partners could adversely affect the value of our services.
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
In March 2005, we purchased the Local.com domain name. On August 9, 2005, we launched the beta version of Local.com. We plan on developing the Local.com website into a local-search destination site. This site is our first consumer facing business and we intend to invest significant amounts of time and resources on Local.com. We cannot assure you that we will be successful in attracting consumers or advertisers to Local.com, or that the initiative will have a positive impact on our operational and financial performance. If we are unable to attract consumers and/or advertisers to Local.com, our financial performance may be adversely affected.
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

On July 6, 2005, we entered into an employment agreement with Stanley B. Crair to serve as our Chief Operating Officer. The initial term of the employment agreement is for one year and will continue thereafter for successive one-year periods unless either party gives written notice not less than thirty days prior to the expiration of any term.
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
We expect that our anticipated future growth, including through potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.
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
We may incur impairment losses related to goodwill and other intangible assets which could have a material and adverse effect on our financial results.
As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of the Local.com domain name, and the Atlocal asset purchase, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
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
For example, Yahoo Inc.’s Overture Services unit operates in certain competitive areas with us and owns U.S. Patent No. 6,269,361, which purports to give Yahoo rights to certain bid-for-placement services and pay-per-performance search technologies. Yahoo is currently involved in litigation with Miva Inc. (FindWhat.com) relating to this patent. Miva is contesting Yahoo’s patent and on May 12, 2005, Miva announced that a judge declared a mistrial after a jury was unable to reach a verdict in its patent dispute with Yahoo. Google Inc. paid a significant settlement amount to Yahoo in order to settle multiple pending claims asserted by Yahoo. One of the claims asserted by Yahoo was a claim for patent infringement by Google of U.S. Patent No. 6,269,361. As part of the settlement, Yahoo dismissed its patent lawsuit against Google and granted Google a fully-paid, perpetual license to the patent and several related patent applications held by Yahoo. As the settlement related to multiple claims, the settlement amount related directly to U.S. Patent No. 6,269,361 is unclear. The settlement may, however, increase the likelihood that Yahoo may further seek to enforce any rights it may have relating to U.S. Patent No. 6,269,361 and pursue further action against us.
In February 2004, we received correspondence from Yahoo advising us that it is willing to license its patent to us and requesting that we provide an explanation if we are not interested in a license; however, we have not had any discussions with Yahoo regarding any license terms or otherwise relating to that matter. If Yahoo construes any of our current services or business model as infringing upon the above-referenced patent, then we could be sued or asked to obtain a license, re-engineer our services or revise our business model according to terms that could be expensive and/or unreasonable. Additionally, if we were to acquire or develop a new service or business model that Yahoo construes as infringing upon the above-referenced patent, then we could be sued or asked to obtain a license, re-engineer our services or revise our business model according to terms that may be expensive and/or unreasonable. It is also possible that we may not be permitted to obtain a license from Yahoo, in which case we may be required to stop using our technology if it is found to be infringing. We may also be required to pay damages, including damages for past infringements and treble damages if we were found to have willfully infringed Yahoo’s patent. If we cannot develop non-infringing technology or business models or if we cannot obtain a license, our service offerings may be severely limited and we may not be able to compete effectively in our industry. Any of these risks, if they occur, could adversely affect our business and financial performance.
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
For our services to be successful, we need to deliver consumers to advertisers’ websites that convert into sales for the advertiser. If we do not meet advertisers’ expectations by delivering quality traffic, then they may reduce their bid prices or cease doing business with us, which may adversely affect our business and financial results.
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
Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our Local Direct search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Although we have filed patent applications and provisional patents on certain parts of our technology, much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We have applied for trademark registration of the ePilot, Assured Response, Network Advantage, Paid Search Plus and Local Direct trademarks in the United States and may claim trademark rights, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.
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
One of our Advertiser Network partners, LookSmart, Ltd., represented 26.6% of our total revenue for the three months ended June 30, 2005. It is difficult to predict whether LookSmart will continue to represent such a significant portion of our revenue in the future. LookSmart may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services. Although we believe that other advertisers within our Advertiser Network could replace a substantial portion of LookSmart’s sponsored listings, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.
One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.
While most of our customers pay for our services in advance, some do not. One of our customers that does not pay in advance, LookSmart, has and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At June 30, 2005, LookSmart represented 59%, of our total accounts receivable. LookSmart’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.
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
During 2000 and through 2002, we either failed to pay or failed to pay timely our federal payroll tax liabilities. As a result, we incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1.1 million. In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them upon request, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information if requested or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. In February 2005, we were granted an additional abatement of approximately $115,000 of accrued penalties and interest. In June 2005, we were granted an additional abatement of approximately $53,000 of accrued penalties and interest. As of June 30, 2005, the outstanding liability was $82,000. The outstanding liability was paid in July 2005.
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
We had 8,879,635 shares of common stock outstanding on June 30, 2005. Of these shares, 1,533,154 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,136,681 shares of our common stock and warrants to purchase 1,482,320 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.
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
Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our amended and restated certificate of incorporation and in our amended and restated bylaws:
•	special meetings of our stockholders may be called only by our Chief Executive Officer, by a majority of the members of our board of directors or by the holders of shares entitled to cast not less than 10% of the votes at the meeting;

•	stockholder proposals to be brought before any meeting of our stockholders must comply with advance notice procedures;

•	our board of directors is classified into three classes, as nearly equal in number as possible;

•	newly-created directorships and vacancies on our board of directors may only be filled by a majority of remaining directors, and not by our stockholders;

•	a director may be removed from office only for cause by the holders of at least 75% of the voting power entitled to vote at an election of directors;

•	our amended and restated bylaws may be further amended by our stockholders only upon a vote of at least 75% of the votes entitled to be cast by the holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class; and

•	our board of directors is authorized to issue, without further action by our stockholders, up to 10,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our board of directors.
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
Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards might be limited. We determined that our Section 382 limitation is $1.1 million a year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2004 we have net operating loss carryforwards of approximately $10.6 million and $10.0 million for federal and state income tax purposes, respectively.

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
The acquisition of Inspire Infrastructure 2i AB, as detailed in Note 8 in the notes to the consolidated financial statements, has resulted in the consolidation of financial information from a different financial recordation and reporting system. We are taking appropriate steps to ensure the reliability of our financial reporting, such as having a third party accountant prepare the financial reports and having management review them on a monthly basis.
During the six months ended June 30, 2005, we implemented and converted our accounting software package in the United States to improve internal controls, such as period cut-offs, and provide departmental financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2005, we issued 132,061 shares of common stock for the net issuance exercise of 183,375 warrants held by various accredited and sophisticated investors.
In June 2005, we issued 104,311 shares of common stock to Xiongwu Xia, an individual, relating to the Atlocal asset purchase.
In June 2005, we issued 447,067 shares of common stock to Interchange Europe Holding Corporation relating to the acquisition of Inspire Infrastructure 2i AB.
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

INTERCHANGE CORPORATION

August 12, 2005	/s/ Heath B. Clarke

Date	Heath B. Clarke
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