Form 10QSB
period 2005-09-30
INTERCHANGE CORP
filed 2005-11-14
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at November 4, 2005:	Common:	9,130,463
	Preferred:	0
Transitional Small Business Disclosure Format: Yes ☐ No ☑

INTERCHANGE CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTERCHANGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,838	$24,617
Restricted cash	10	13
Marketable securities	14,232	10,388
Accounts receivable, net of allowances of $20 and $5, respectively	926	1,313
Deferred tax assets	—	678
Prepaid expenses and other current assets	343	260

Total current assets	18,349	37,269

Property and equipment, net	2,429	791
Intangible assets, net	4,353	—
Goodwill	12,401	—
Long-term restricted cash	166	51
Deposits	37	37

Total assets	$37,735	$38,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,655	$2,320
Accrued compensation	286	323
Payroll taxes payable	17	261
Accrued rent	607	38
Accrued royalties	664	—
Other accrued liabilities	421	340
Deferred revenue	407	498

Total current liabilities	4,057	3,780

Long-term deferred tax liabilities	—	151

Total liabilities	4,057	3,931

Minority interest	(1)	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,052,307 and 7,953,941 issued and outstanding, respectively	—	—
Accumulated comprehensive loss	(158)	(36)
Additional paid-in capital	48,545	45,497
Accumulated deficit	(14,708)	(11,244)

Stockholders’ equity	33,679	34,217

Total liabilities and stockholders’ equity	$37,735	$38,148

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$4,058	$5,375	$14,722	$13,101

Operating expenses:
Search serving	3,044	2,803	8,857	6,627
Sales and marketing	1,456	1,058	4,302	2,649
General and administrative	961	601	2,874	1,713
Research and development	654	374	1,669	843
Amortization of intangibles	257	—	485	—
Non-cash equity based expense	22	2	102	11

Total operating expenses	6,394	4,838	18,289	11,843

Operating income (loss)	(2,336)	537	(3,567)	1,258

Interest and other income (expense)	83	(239)	623	(843)

Income (loss) before income taxes	(2,253)	298	(2,944)	415

Provision for income taxes	514	10	520	29

Net income (loss)	$(2,767)	$288	$(3,464)	$386

Per share data:

Basic net income (loss) per share	$(0.31)	$0.15	$(0.42)	$0.20

Diluted net income (loss) per share	$(0.31)	$0.06	$(0.42)	$0.09

Basic weighted average shares outstanding	8,959,076	1,922,964	8,280,887	1,922,599
Diluted weighted average shares outstanding	8,959,076	4,444,170	8,280,887	4,443,805
See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(2,767)	$288	$(3,464)	$386

Other comprehensive loss:

Foreign currency translation adjustments	2	—	(4)	—
Unrealized gain (loss) on marketable securities	(51)	—	(118)	—

Total comprehensive income (loss)	$(2,816)	$288	$(3,586)	$386

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,464)	$386
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,000	156
Provision for doubtful accounts	19	7
Non-cash equity based expense related to stock option and warrant issuances	102	11
Non-cash interest expense	—	73
Non-cash interest income	(12)	—
Loss on disposal of property and equipment	54	—
Changes in operating assets and liabilities:
Accounts receivable	425	(361)
Prepaid expenses and other	(56)	(263)
Deferred tax assets	678	—
Accounts payable and accrued liabilities	(439)	695
Deferred revenue	(102)	133

Net cash (used in) provided by operating activities	(1,795)	837

Cash flows from investing activities:
Capital expenditures	(2,828)	(173)
Purchases of marketable securities	(6,982)	—
Proceeds from sales of marketable securities	3,032	—
Decrease (increase) in restricted cash	(112)	16
Decrease in minority interest	(1)	—
Acquisition, net of cash acquired	(15,285)	—

Net cash used in investing activities	(22,176)	(157)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	1,267	—
Proceeds from issuance of common stock from exercise of warrants	1,103	—
Payment of notes payable	—	(20)
Payment of financing related costs	(174)	—

Net cash provided by (used in) financing activities	2,196	(20)

Effect of currency changes on cash	(4)	—

Net (decrease) increase in cash and cash equivalents	(21,779)	660
Cash and cash equivalents, beginning of period	24,617	699

Cash and cash equivalents, end of period	$2,838	$1,359

Supplemental cash flow information:
Interest paid	$—	$100

Income taxes paid	$19	$12

Non-cash investing and financing transactions:
Common stock issued for asset purchase	$750

Leasehold improvements	$547

Common stock issued in satisfaction of liabilities		$200

Insurance financing		$17

Capital lease		$20

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.
2. Significant accounting policies
Principles of consolidation
As a result of the acquisition that occurred in February 2005, the Company’s consolidated financial statements include the accounts of Interchange Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions have been eliminated.
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
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2005 was $260,517.
Customer contracts and relationships arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2005 was $47,133.
Non-compete agreement arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2005 was $49,650.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2005 was $127,366.
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will perform annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,767)	$288	$(3,464)	$386

Add: Stock-based compensation expense recorded in accordance with APB No. 25	22	2	102	11

Deduct: Additional stock-based employee compensation expense determined under fair value based method for all award, net of tax effects	(1,214)	(102)	(3,486)	(333)

Pro forma net loss	$(3,959)	$188	$(6,848)	$64

Net income (loss) per share:
Basic – as reported	$(0.31)	$0.15	$(0.42)	$0.20

Basic – pro forma	$(0.44)	$0.10	$(0.83)	$0.03

Net income (loss) per share:
Diluted – as reported	$(0.31)	$0.06	$(0.42)	$0.09

Diluted – pro forma	$(0.44)	$0.04	$(0.83)	$0.01

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.63%	4.85%	4.63%	4.85%
Expected lives (in years)	9.6	10	9.6	10
Expected dividend yield	None	None	None	None
Expected volatility	55.79%	25%	55.79%	25%
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
For the three and nine months ended September 30, 2005, potentially dilutive securities, which consist of options to purchase 1,233,660 shares of common stock at prices ranging from $0.40 to $16.59 per share and warrants to purchase 1,362,333 shares of common stock at prices ranging from $2.00 to $25.53 per share were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

For the three and nine months ended September 30, 2004, potentially dilutive securities, which consist of warrants to purchase 38,375 shares of common stock at prices ranging from $8.00 to $20.00 per share, convertible secured promissory notes including accrued interest that could convert into 734,096 shares of common stock and convertible debentures that could convert into 711,044 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(2,767)	$288	$(3,464)	$386

Denominator:
Denominator for basic calculation weighted average shares	8,959	1,923	8,281	1,923

Dilutive common stock equivalents:
Options	—	649	—	649
Warrants	—	702	—	702
Convertible preferred stock	—	1,170	—	1,170

Denominator for diluted calculation weighted average shares	8,959	4,444	8,281	4,444

Net income (loss) per share:
Basic net income (loss) per share	$(0.31)	$0.15	$(0.42)	$0.20

Diluted net income (loss) per share	$(0.31)	$0.06	$(0.42)	$0.09

New accounting pronouncements
In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt SFAS No. 123R beginning in the Company’s first quarter of fiscal 2006. The Company cannot estimate the future impact on its consolidated financial position or results of operation from the adoption of SFAS No. 123R. The Company expects an increase in operating expense but the Company cannot currently estimate the impact on the Company’s financial statements beyond the proforma effect shown in “Stock-based compensation” elsewhere in this Note 2.

3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Furniture and fixtures	$188	$193
Office equipment	94	55
Computer equipment	1,730	592
Computer software	560	315
Leasehold improvements	587	—
Idle assets (not depreciated)	—	9

	3,159	1,164
Less accumulated depreciation and amortization	(730)	(373)

Property and equipment, net	$2,429	$791

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Developed technology	$2,233	—
Customer contracts and relationships	404	—
Non-compete agreements	261	—
Purchased technology	1,239
Domain name	701	—

	4,838	—
Less accumulated amortization	(485)	—

Intangible assets, net	$4,353	$—

Amounts recorded as non-cash equity based expense represent the fair value expense, utilizing the Black-Scholes model at the date of grant, of warrants, and options issued to non-employees of the Company for services and relate to the following statement of operations categories (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
General and administrative:

Non-cash equity based expense	$22	$2	$102	$11

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management believes that the Company operated in one operating segment: Internet search technology.
SFAS No. 131 also requires that public business enterprises report certain information about the geographic areas in which they operate. As a result of the February 2005 acquisition, the Company operates its business in two geographic segments: United States and Europe.
The following table presents summary operating segment information (in thousands):

	Three month ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue by segment:
United States	$3,959	$5,375	$14,293	$13,101
Europe	99	—	429	—

Total revenue	$4,058	$5,375	$14,722	$13,101

Operating income (loss) by segment:
United States	$(2,215)	$537	$(3,477)	$1,258
Europe	(121)	—	(90)	—

Total operating income (loss)	$(2,336)	$537	$(3,567)	$1,258

	September 30,	December 31,
	2005	2004
Total assets by segment:
United States	$37,537	$38,148
Europe	198	—

Total assets	$37,735	$38,148

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Incentive Equity Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 250,485 were outstanding and 35 were available for future grant at September 30, 2005.
2000 Plan
In March 2000, the Company adopted the 2000 Incentive Equity Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 397,219 were outstanding and 4 were available for future grant at September 30, 2005.
2004 Plan
In January 2004, the Company adopted the 2004 Incentive Equity Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 512,912 were outstanding and 10,021 were available for future grant at September 30, 2005.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Plan. The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 73,044 were outstanding and 926,956 were available for future grant at September 30, 2005.
Stock option activity under the plans during the nine months ended September 30, 2005 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2004	1,292,947	$3.19
Granted	577,294	10.69
Exercised	(424,949)	2.98
Cancelled	(211,632)	8.99

Outstanding at September 30, 2005	1,233,660	$5.78

Exercisable at September 30, 2005	708,648	$3.95

Stock option summary information for the plans at September 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.40 - $1.00	38,750	4.1	$0.40	38,750	$0.40
$1.01 - $2.00	175,000	7.3	$2.00	153,819	$2.00
$2.01 - $3.00	214,125	8.1	$2.25	117,439	$2.25
$3.01 - $4.00	308,953	4.4	$4.00	308,953	$4.00
$5.01 - $7.00	132,182	9.6	$5.90	18,859	$6.21
$7.01 - $9.00	175,500	9.7	$8.14	28,122	$9.00
$9.01 - $11.00	15,000	9.7	$9.90	9,374	$9.90
$13.01 - $17.00	174,150	9.3	$15.42	33,332	$15.46

	1,233,660	7.5	$5.78	708,648	$3.95

6. Warrants
Warrant activity during the nine months ended September 30, 2005 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2004	2,088,194	$6.43
Exercised	(680,861)	3.14
Expired	(45,000)	15.11

Outstanding at September 30, 2005	1,362,333	$7.79

Exercisable at September 30, 2005	1,359,833	$7.87

Warrant summary information at September 30, 2005 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.99	59,750	0.1	$2.00	59,750	$2.00
$3.00 - $3.99	475,750	2.7	$3.54	475,750	$3.54
$4.00 - $5.99	331,683	1.6	$4.00	331,683	$4.00
$6.00 - $9.99	15,000	2.0	$8.00	12,500	$8.00
$10.00 - $19.99	315,750	4.1	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	4.3	$25.53	164,400	$25.53

	1,362,333	2.8	$7.79	1,359,833	$7.87

7. Payroll taxes
From the three months ended June 30, 2000 through fiscal 2001 and 2002, the Company either failed to pay or failed to pay timely, its federal payroll tax liabilities. As a result, the Company incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1,100,000.
On October 27, 2003, the Company entered into a secured installment agreement with the Internal Revenue Service. Pursuant to the installment agreement, the Company agreed to pay $30,000 per month through December 31, 2004 and $40,000 per month thereafter until the total liability was paid in full. Penalties and interest, as provided by law, would continue to accrue until the total liability was paid in full.
The agreement with the Internal Revenue Service was based on the Company’s then-current financial condition, and it could have been modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that the Company must provide them upon request, showed that the Company’s ability to pay the amount owed had significantly changed. The Internal Revenue Service could have also terminated the agreement at any time if the Company did not make the monthly installment payments as agreed upon, did not pay any other federal tax debt when due, did not provide financial information if requested or if they found that collection of the taxes the Company owed was in jeopardy. If the Internal Revenue Service had terminated the agreement, they may have collected the entire amount the Company owed by levy on the Company’s income, bank accounts or other assets, by seizing the Company’s property or by taking other legal action against the Company.
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
8. Employment agreement
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
9. Income taxes
During 2004, the Company released a portion of its valuation allowance for its deferred tax assets due to its operating performance and forecasted operating results. As a result, the Company recorded deferred tax assets of $678,000 and deferred tax liabilities of $151,000. During the quarter ended September 30, 2005, the Company revised its valuation allowance and recorded a provision for income tax of $527,000 equivalent to a 100% valuation allowance for the tax effect of its net deferred tax assets. The Company has recorded this allowance because management has determined that is “more likely than not” that the benefits of the net deferred tax assets will not be realized.

10. Inspire Infrastructure 2i AB acquisition
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
11. Subsequent events
On October 17, 2005, the Company entered into a License Agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent Nos. 6,269,361 (the “License Agreement”). Pursuant to the License Agreement, the Company will pay Overture a fee of $664,000 in installments over 12 months plus royalty payments, payable on a quarterly basis through May 2019, based upon certain percentages of the Company’s gross revenues from its direct advertisers.

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
Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of normal recurring nature, necessary to present such information fairly:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	75.0	52.1	60.2	50.6
Sales and marketing	35.9	19.7	29.2	20.3
General and administrative	23.7	11.2	19.5	13.1
Research and development	16.1	7.0	11.3	6.4
Amortization of intangibles	6.3	—	3.3	—
Non-cash equity based expense	0.5	0.0	0.7	0.0

Total operating expenses	157.5	90.0	124.2	90.4

Operating income (loss)	(57.5)	10.0	(24.2)	9.6

Interest and other income (expense)	2.0	(4.5)	4.2	(6.4)

Income (loss) before income taxes	(55.5)	5.5	(20.0)	3.2

Provision for income taxes	12.7	0.1	3.5	0.3

Net income (loss)	(68.2)%	5.4%	(23.5)%	2.9%

Three months ended September 30, 2005 and 2004
Revenue
Revenue was $4.1 million and $5.4 million for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of $1.3 million or 24.5%. The decrease was primarily due to a decreased number of revenue-generating click-throughs as a result of our efforts to improve traffic quality by applying more stringent filtering criteria to click-throughs from our Distribution Network. Additionally, advertisers have reduced overall spending with us resulting in lower revenue for the three months ended September 30, 2005.
We derived 58.5% of our revenue from direct advertisers and 41.5% of our revenue from our Advertiser Network partners during the three months ended September 30, 2005, as compared to 60.0% of our revenue from direct advertisers and 40.0% from Advertiser Network partners during the three months ended September 30, 2004. Our Advertiser Network partner, LookSmart, represented 28.2% and 32.9% of our revenue for the three months ended September 30, 2005 and 2004, respectively.
No Distribution Network partner represented greater than 10% of our revenue for the three months ended September 30, 2005 or 2004.
We expect revenue to decline in the fourth quarter of 2005 compared to the third quarter of 2005 as we continue our efforts to improve traffic quality from our Distribution Network.
Search serving
Search serving expenses were $3.0 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $241,000 or 8.6%. As a percentage of revenue, search serving expenses were 75.0% and 52.1% for the three months ended September 30, 2005 and 2004, respectively. The increase in search serving expense was due to one-time expense of $664,000, or 16.4% of revenue, for a license fee due to Overture partially offset by decreased payments to our Distribution Network partners associated with our lower revenue in the current period. We will continue to pay Overture a percentage of our gross revenue from our direct advertisers.
Sales and marketing
Sales and marketing expenses were $1.5 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $398,000 or 37.6%. As a percentage of revenue, sales and marketing expenses were 35.9% and 19.7% for the three months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount and an increase in advertising expenses for the launch of our local.com website.
General and administrative
General and administrative expenses were $961,000 and $601,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $360,000 or 59.9%. As a percentage of revenue, general and administrative expenses were 23.7% and 11.2% for the three months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees.
Research and development
Research and development expenses were $654,000 and $374,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $280,000 or 74.9%. As a percentage of revenue, research and development expenses were 16.1% and 7.0% for the three months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services.
Amortization of intangibles
Amortization of intangibles expense was $257,000 and zero for three months ended September 30, 2005 and 2004, respectively. This includes the amortization of developed technology, customer contracts and relationships, and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.

Non-cash equity based expense
Non-cash equity based expense was $22,000 and $2,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $20,000. As a percentage of revenue, non-cash equity based expense was 0.5% and less than 0.1% for the three months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was a result of a greater Black-Scholes valuation of the options issued to non-employees due to increased volatility of the Company’s common stock.
Interest and other income (expense)
Interest and other income (expense) was $83,000 and $(239,000) for the three months ended September 30, 2005 and 2004, respectively, representing an increase in net interest and other income of $322,000. This increase was due to interest income from the cash we raised in our initial public offering and our private placement in the fourth quarter of 2004 and the elimination of interest expense related to the convertible secured debentures and convertible secured promissory notes.
Provision for income taxes
Provision for income taxes was $514,000 and $10,000 for the three months ended September 30, 2005 and 2004 respectively. During the fourth quarter of 2004, we released a portion of our valuation allowance for our deferred tax assets due to our operating performance and forecasted operating results. As a result, we recorded deferred tax assets of $678,000 and deferred tax liabilities of $151,000. During the quarter ended September 30, 2005, we revised our allowance to provide a full valuation allowance against our deferred tax assets. Based on available evidence, both positive and negative, we feel it is “more likely than not” that all of our deferred tax assets will not be realized. We evaluate, at least quarterly, the realizability of our deferred tax assets and assess the need for a valuation allowance. Examples of evidence considered in our periodic assessments include, but are not limited to, our historical operating performance, future earnings projections and possible tax-planning strategies. If sufficient positive evidence becomes apparent, we may be required to reduce our valuation allowance, in whole or in part, resulting in income tax benefits reflected in our statement of operations. During the quarter ended September 30, 2005, we recorded a provision for income tax of $527,000.
Net income (loss)
We had a net loss of $(2.8 million) and net income of $288,000 for the three months ended September 30, 2005 and 2004, respectively. Our net loss for the three months ended September 30, 2005 includes non-recurring expenses of $1.3 million which consists of: $664,000 for a license fee; $527,000 for the non-cash income tax provision; $53,000 for fixed asset disposals relating to the move of our corporate office; and $50,000 rent expense for the sublet of our old office.
Nine months ended September 30, 2005 and 2004
Revenue
Revenue was $14.7 million and $13.1 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $1.6 million or 12.4%. The increase was primarily due to an increased number of revenue-generating click-throughs generated from an increased number of search requests.
We derived 59.1% of our revenue from direct advertisers and 40.9% of our revenue from our Advertiser Network partners during the nine months ended September 30, 2005, as compared to 54.0% of our revenue from direct advertisers and 46.0% from Advertiser Network partners during the nine months ended September 30, 2004. Our Advertiser Network partner, LookSmart, represented 29.5% and 36.3% of our revenue for the nine months ended September 30, 2005 and 2004, respectively. The increase in the percentage of revenue from direct advertisers and decrease in the percentage of revenue from our Advertiser Network partners is a result of lower revenue from our Advertising Network partner LookSmart.

No Distribution Network partner represented greater than 10% of our revenue for the nine months ended September 30, 2005 or 2004.
Search serving
Search serving expenses were $8.9 million and $6.6 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $2.2 million or 33.7%. As a percentage of revenue, search serving expenses were 60.2% and 50.6% for the nine months ended September 30, 2005 and 2004, respectively. The increase in search serving expense is due to increased payments to our Distribution Network partners associated with our higher revenue in the current period along with a one-time expense of $664,000, or 4.5% of revenue, for a license fee due to Overture. The increase in percentage of revenue was due to increased revenue sharing arrangements with our distribution network partners and the one-time license fee. We will continue to pay Overture a percentage of our gross revenue from our direct advertisers.
Sales and marketing
Sales and marketing expenses were $4.3 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $1.7 million or 62.4%. As a percentage of revenue, sales and marketing expenses were 29.2% and 2032% for the nine months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount and an increase in advertising expense for the launch of our local.com website.
General and administrative
General and administrative expenses were $2.9 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $1.2 million or 67.8%. As a percentage of revenue, general and administrative expenses were 19.5% and 13.1% for the nine months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in consulting, legal and accounting fees, recruiting fees for our chief operating officer, and a one-time expense for severance pay.
Research and development
Research and development expenses were $1.7 million and $843,000 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $826,000 or 98.0%. As a percentage of revenue, research and development expenses were 11.3% and 6.4% for the nine months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services.
Amortization of intangibles
Amortization of intangibles expense was $485,000 and zero for nine months ended September 30, 2005 and 2004, respectively. This includes the amortization of developed technology, customer contracts and relationships, and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Non-cash equity based expense
Non-cash equity based expense was $102,000 and $11,000 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $91,000. As a percentage of revenue, non-cash equity based expense was 0.7% and less than 0.1% for the nine months ended September 30, 2005 and 2004, respectively. The increase in absolute dollars was a result of a greater Black-Scholes valuation of the options issued to non-employees due to increased volatility of the Company’s common stock.
Interest and other income (expense)
Interest and other income (expense) was $623,000 and $(843,000) for the nine months ended September 30, 2005 and 2004, respectively, representing an increase in net interest and other income of $1.5 million. This increase was due to interest income from the cash we raised in our initial public offering and our private placement in the fourth quarter of 2004, along with a one-time abatement of penalties and interest from the IRS relating to our payroll tax liability and the elimination of interest expense related to the convertible secured debentures and convertible secured promissory notes.

Provision for income taxes
Provision for income taxes was $520,000 and $29,000 for the nine months ended September 30, 2005 and 2004 respectively. During the fourth quarter of 2004, we released a portion of our valuation allowance for our deferred tax assets due to our operating performance and forecasted operating results. As a result, we recorded deferred tax assets of $678,000 and deferred tax liabilities of $151,000. During the quarter ended September 30, 2005, we revised our allowance to provide a full valuation allowance against our deferred tax assets. Based on available evidence, both positive and negative, we feel it is “more likely than not” that all of our deferred tax assets will not be realized. We evaluate, at least quarterly, the realizability of our deferred tax assets and assess the need for a valuation allowance. Examples of evidence considered in our periodic assessments include, but are not limited to, our historical operating performance, future earnings projections and possible tax-planning strategies. If sufficient positive evidence becomes apparent, we may be required to reduce our valuation allowance, in whole or in part, resulting in income tax benefits reflected in our statement of operations. During the quarter ended September 30, 2005, we recorded a provision for income tax of $527,000.
Net income (loss)
We had a net loss of $(3.4 million) and a net income of $386,000 for the nine months ended September 30, 2005 and 2004, respectively. Our net loss for the nine months ended September 30, 2005 includes non-recurring expenses of $1.3 million which consists of: $664,000 for a license fee; $527,000 for the non-cash income tax provision; $53,000 for fixed asset disposals relating to the move of our corporate office; and $50,000 rent expense for the sublet of our old office.
Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $2.8 million as of September 30, 2005 and $24.6 million as of December 31, 2004. Marketable securities were $14.2 million as of September 30, 2005 and $10.4 million as of December 31, 2004. We had working capital of $14.3 million as of September 30, 2005 and $33.5 million as of December 31, 2004. The decrease in cash and cash equivalents is a result of the cash paid for the Inspire Infrastructure 2i AB acquisition and capital expenditures.
Net cash (used in) provided by operations was $(1.8 million) and $837,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash provided by operations was due to a decrease in net income.
Net cash used in investing activities was $22.2 million and $157,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash used in investing activities was due to the acquisition of Inspire Infrastructure 2i AB, an increase in net marketable securities, capital expenditures, the purchase of the Local.com domain name and the Atlocal asset purchase.
Net cash provided by (used in) financing activities was $2.2 million and $(20,000) for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we raised gross proceeds of $1.3 million from the exercise of stock options and $1.1 million from the exercise of warrants.
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
New facility lease
On March 18, 2005, we entered into a lease agreement with the Irvine Company. On July 18, 2005, we moved our headquarters from 24422 Avenida de la Carlota, Suite 120, Laguna Hills, California to One Technology Drive, Building G, Irvine, California 92618. Our new headquarters consists of approximately 23,352 square feet. The lease is for a period of sixty months, plus such additional number of days as may be required to cause the lease to terminate on the final day of the calendar month. The aggregate rent for the term of the lease is approximately $1,793,436. In addition to rent, the lease requires us to pay certain taxes, insurance and operating costs related to the leased building.
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
Overture agreement
On October 17, 2005, we entered into a License Agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent Nos. 6,269,361 (the “License Agreement”). Pursuant to the License Agreement, we will pay Overture a fee of $664,000 in installments over 12 months plus royalty payments, payable on a quarterly basis through May 2019, based upon certain percentages of our gross revenues from our direct advertisers.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.
New accounting pronouncements
In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We will adopt SFAS No. 123R beginning in our first quarter of fiscal 2006. We cannot estimate the future impact on our consolidated financial position or results of operation from the adoption of SFAS No. 123R. We expect an increase in operating expense but we cannot currently estimate the impact on our financial statements beyond the proforma effect shown in “Stock-based compensation” in Note 2 to our financial statements.
Risk Factors
We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.
We have a history of losses. Although we achieved a net income of $1.5 million for the fiscal year ended December 31, 2004, we have a net loss of $3.5 million for the nine months ended September 30, 2005. We also had an accumulated deficit of $14.7 million at September 30, 2005 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our future operating results if we are unable to realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If we do not have revenue growth, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.
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
We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the three months ended September 30, 2005, 41.5% of our revenue was derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.
We are dependent on our Distribution Network partners to provide us with search traffic, and if they do not, our business could be harmed.
We rely on our Distribution Network partners, a network of websites and search engines with which we have contracts, to provide us with consumer search traffic. Historically, nearly all of our search traffic has come from our Distribution Network partners, and we believe this will continue in the future. Our Distribution Network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key Distribution Network partners could have a material adverse impact on our revenue and results of operations because our sponsored listings would be placed on fewer websites and search engines in response to consumer search requests. Our agreements with these Distribution Network partners are short-term, and as a result, our Distribution Network partners may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If we are unable to maintain relationships with our current Distribution Network partners or develop relationships with prospective Distribution Network partners, our operating results and financial condition will suffer. In addition, if our Distribution Network does not grow and improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of our Distribution Network partners could adversely affect the value of our services.

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
Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We only have employment agreements with our three executive officers: Heath B. Clarke (Chief Executive Officer and Chairman of the Board), Stanley B. Crair (Chief Operating Officer) and Douglas S. Norman (Chief Financial Officer and Secretary). Each of Messrs. Clarke, Crair and Norman’s employment agreements may be terminated with 30 days notice by either the executive or us. No key man life insurance has been purchased on any of Messrs. Clarke, Crair or Norman. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
One of our Advertiser Network partners, LookSmart, Ltd., represented 28.2% of our total revenue for the three months ended September 30, 2005. It is difficult to predict whether LookSmart will continue to represent such a significant portion of our revenue in the future. LookSmart may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services. Although we believe that other advertisers within our Advertiser Network could replace a substantial portion of LookSmart’s sponsored listings, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.
One of our customers accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.
While most of our customers pay for our services in advance, some do not. One of our customers that does not pay in advance, LookSmart, has and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At September 30, 2005, LookSmart represented 35%, of our total accounts receivable. LookSmart’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.
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
During 2000 and through 2002, we either failed to pay or failed to pay timely our federal payroll tax liabilities. As a result, we incurred penalties and interest on the unpaid balances. The original amount of unpaid taxes was approximately $1.1 million. In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability was paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it could have been modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them upon request, showed that our ability to pay the amount owed had significantly changed. The Internal Revenue Service could have also terminated our agreement at any time if we did not make the monthly installment payments as agreed upon, did not pay any other federal tax debt when due, did not provide financial information if requested or if they found that collection of the taxes we owed was in jeopardy. If the Internal Revenue Service had terminated our agreement, they may have collected the entire amount we owed by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, would continue to accrue until the liability was paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. In February 2005, we were granted an additional abatement of approximately $115,000 of accrued penalties and interest. In June 2005, we were granted an additional abatement of approximately $53,000 of accrued penalties and interest. As of June 30, 2005, the outstanding liability was $82,000. The outstanding liability was paid in July 2005.
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
We had 9,052,307 shares of common stock outstanding on September 30, 2005. Of these shares, 1,566,007 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,233,660 shares of our common stock and warrants to purchase 1,362,333 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.
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

Item 3. Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
During the three months ended September 30, 2005 we hired a corporate controller for our finance department to enhance our accounting policies and procedures in preparation for compliance with Sarbanes-Oxley, along with our overall accounting and reporting functions.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2005, we issued 2,759 shares of common stock for the net issuance exercise of 4,600 warrants held by various accredited and sophisticated investors.
In August 2005, we issued 29,763 shares of common stock for the net issuance exercise of 46,824 warrants held by various accredited and sophisticated investors.
In September 2005, we issued 33,162 shares of common stock for the net issuance exercise of 45,625 warrants held by various accredited and sophisticated investors.
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

INTERCHANGE CORPORATION

November 11, 2005	/s/ Heath B. Clarke

Date	Heath B. Clarke
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