Form 10KSB
period 2005-12-31
INTERCHANGE CORP
filed 2006-03-22
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 000-50989

INTERCHANGE CORPORATION
(Name of small business issuer in its charter)

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

Common Stock, par value $0.00001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Issuer’s revenues for its fiscal year ended December 31, 2005: $18,139,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $28,589,280 based on the last reported sale price of issuer’s common stock on March 10, 2006 as reported by Nasdaq Capital Market.

As of March 10, 2006, the number of shares of the issuer’s common stock outstanding: 9,227,648

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes ☐     No ☑

INTERCHANGE CORPORATION

PART I

ITEM 1.	Description of Business

Overview

We provide paid-search advertising services to local and national businesses on the Internet. Our services enable businesses to list their products and services in our distributed Internet search results. By providing listings of products and services to consumers in a targeted search context, we offer businesses an effective method of advertising to consumers during the purchasing process.

Our sponsored listings are derived from our Advertiser Network, which includes our direct advertisers as well as indirect advertisers from other paid-search and directory companies. We supply these aggregated sponsored listings to our own Local.com web site and our Distributor Network, which is a network of web sites and search engines that integrate our search results into their web sites, in response to targeted keyword searches performed by Internet users on those web sites.

We generate revenue each time an Internet user initiates a search on our own Local.com web site or on our Distribution Network and clicks-through on a sponsored listing from our Advertiser Network. We generally compile these sponsored listings according to bid price, which is the amount an advertiser is willing to pay for each click-through. Advertisers pay only when an Internet user clicks-through on the advertiser’s sponsored listing. Our distribution model is designed to provide sponsored listings from our direct advertisers as well as the advertisers of other paid-search engines to our broad Distribution Network.

Prior to 2005, we provided search services that benefited national advertisers. During 2005, we began to transition away from national search services and to focus on local search services.

In August 2005, we launched Local.com, a consumer facing destination web site specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings.

On March 7, 2006, we issued a press release announcing that we have retained investment banking firm Merriman Curhan Ford & Co. to assist in reviewing strategic alternatives available to us in connection with our national search business. Merriman Curhan Ford & Co. will help our Board of Directors analyze options including, but not limited to, the combination, sale or merger of the national search business with another entity. Our resources are currently being utilized almost entirely on developing our products and services to address the needs of the local search market.

Industry Overview

We believe that searches for products, services and businesses within a geographic region, or local search, will be an increasingly significant segment of the online advertising industry. Although paid-search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. Local search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share; however, The Kelsey Group estimates that the local search market in the United States will grow to $6.2 billion by 2010.

Our Solution

Prior to 2005, we provided search services that benefited national advertisers. During 2005, we began to transition our resources away from national search services in order to focus on local search. In August 2005, we launched Local.com, a consumer facing destination web site specializing in local search. We believe our Local.com web site provides the following benefits to local advertisers and consumers:

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

•	Large Number of Local Advertisers and Business Listing. When Internet users perform a search on Local.com, they are able to find sponsored listings from a large number of advertisers from other paid-search and Internet yellow pages companies. In addition, we also display relevant listings from approximately 15 million businesses in the United States from our indexed listings. The breadth of advertisers within our Advertiser Network increases the likelihood that we can provide relevant sponsored listings to consumers. We believe that this increases the possibility that consumers will click-through on one of our sponsored listings, thereby generating revenue for us as well as our Advertiser Network partner.

Our Strategy

Our objective is to be a leader in local search by increasing the number of advertisers and consumers on Local.com, by enhancing the services we currently provide and by developing new products and services. The key elements of our strategy are to:

•	Increase the Number of Advertisers on Local.com. We intend to increase the number of advertisers on Local.com by selling listings directly to local advertisers, establishing new relationships with other paid-search companies, participating in trade shows, and strengthening our brand through other marketing activities. We also intend to pursue expansion of our business into international markets where consumers, advertisers and search providers are seeking local search technologies.

•	Increase the Number of Consumers on Local.com. We intend to drive more consumers to Local.com through our marketing efforts and new business initiatives. The more searches we receive and respond to with sponsored listings, the more opportunities we have to receive click-throughs on those sponsored listings, and therefore, to generate revenue.

•	Develop New and Enhance Existing Local Search Services. We believe that the demand for search results targeted to a specific geographic region is increasing as more people have begun to rely on the Internet as their primary reference source. We further believe our local search technology will enable increasing numbers of local businesses to connect with consumers via paid-search. In 2004, we launched our local search and advertising platform, now named LocalConnect. We primarily market LocalConnect to directory web sites, newspaper publishers and city guides that generally have existing relationships with local businesses. It is our objective to continue to offer directory web sites, newspaper publishers and city guides serving local markets a growing range of advertising services that are integrated into our LocalConnect platform, which they can select to offer to their own advertisers. In March 2005, we acquired the Local.com domain name and in August 2005, we launched our Local.com web site, a consumer facing destination web site specializing in local search. We intend to commit additional resources, mainly research and development personnel to enhance and develop new features for our Local.com web site.

•	International Expansion. We intend to market our local search services in foreign markets. We believe that our services, specifically Local.com, can be deployed in foreign markets. When we establish foreign operations, we may need to make capital expenditures for data centers and hire staff in various countries. In February 2005, we completed the acquisition of Inspire Infrastructure 2i AB, a European based local-search company.

•	Acquisition of Strategic Technologies and Businesses. We may acquire technologies and other businesses that enhance our ability to serve consumers, advertisers and our platform clients with our national and local search services.

Our Services

Prior to 2005, we provided search services that benefited national advertisers. During 2005, we began to transition away from national search services and to focus on local search. In August 2005, we launched Local.com, a consumer facing destination web site specializing in local search.

Local Search

Local.com is a consumer facing destination web site specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings. We generate revenue primarily when an Internet user clicks-through on an advertiser’s sponsored listing.

LocalConnect is a search and advertising platform that we license to directory web sites and newspaper publishers. This platform enables our customers to offer local search functionality on their own web site. LocalConnect enables our partners to generate revenue from local advertisers by offering local advertiser sponsored listings on the directorys’ or publishers’ web sites.

National Search

Our national paid-search services enable businesses to advertise their products and services with sponsored listings that we make available in response to relevant search requests by Internet users. Our distribution model is designed to concurrently source sponsored listings from both our direct advertisers as well as advertisers of other paid-search engines, and then distribute those listings throughout our Distribution Network of web sites and search engines in response to specific keyword searches by consumers on those sites. Advertisers pay only when an Internet user clicks-through on their sponsored listing. When an Internet user clicks-through on a sponsored listing from our Advertiser Network, we generate revenue that we then share with the applicable Distribution Network partner.

Advertiser Network.  Paid-search companies join our Advertiser Network to gain access to the large number of searches originated on our Distribution Network. We believe this access to consumer search requests increases the opportunity for click-through revenue because the advertiser’s listings are distributed in response to a larger number of consumer search requests.

Our sponsored listings are derived from our direct advertisers as well as the indirect advertisers from our Advertiser Network partners, which are other paid-search and Internet yellow pages companies such as Ask Jeeves, Inc., Engine54.com (a division of 24/7 Real Media, Inc.), Miva, Kanoodle.com, Inc. and LookSmart. Our sponsored listings are distributed across our Distribution Network in response to matching keyword searches initiated by consumers on those sites. Advertisers’ listings are generally ranked according to the price they are willing to pay for a click-through.

Distribution Network.  Web sites and search engines join our Distribution Network because we are a single point of contact for a large number of paid-search advertisers from our Advertiser Network. This increases our Distribution Network partners’ opportunities to generate revenue from their consumer search traffic.

Our Distribution Network consists of web sites and search engines. When a consumer initiates a search on one of those sites, we receive the search request and then deliver relevant sponsored listings from our Advertiser Network in response. Many of our Distribution Network partners combine search results from other providers with our listings in order to increase possible search results to satisfy an Internet user’s search request.

Technology, Research and Development

We make our services available to advertisers, consumers and our Advertising and Distribution Network partners through a combination of our own proprietary technology and commercially available technology from industry leading providers.

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

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our direct advertisers, consumers and our Advertiser and Distribution Network partners. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2005, we had twenty-two employees in product and technical development.

Our research and development expenses were $3.0 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively.

Keyword DNA Technology

Our patent-pending Keyword DNA technology is our proprietary method for indexing large amounts of data, and is critical to Local.com. Keyword DNA technology enables consumers to enter into a search engine the particular product or service they are seeking and a given geographic area. Our Keyword DNA technology then attempts to locate the appropriate business listing, searching as many different data sources as directed, to find the results. Unlike other search engine technologies, Keyword DNA is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a web site. We believe that our methodology increases the relevancy of geographically targeted search results.

Distribution Technology

A fundamental aspect of our national search business is the ability to source large volumes of sponsored listings from our Advertiser Network and distribute those listings to our Distribution Network in response to consumer search requests, and to do so in real-time. Our technology is designed to gather information from multiple data points and compile the results according to a proprietary set of rules that we have developed. Each click-through from our Distribution Network is subject to a filtering process in order to improve advertiser return on investment by minimizing such things as double-clicks and other illegitimate click-throughs. This technology incorporates a sophisticated accounting system that provides our direct advertisers and our partners with the information they need to manage their relationships with us. In addition, our bid management system creates a real-time auction among advertisers in which they are able to bid for click-throughs.

Sales, Marketing and Business Development

As of December 31, 2005, we had twelve full-time employees in our sales department, six in our business development department, three in our marketing department and six in our customer service department. Our sales department sells our national paid-search services directly to advertisers through telesales, direct marketing, and attendance at and sponsorship of various trade shows and industry events. Our business development department focuses on expanding the number of our Advertiser and Distribution Network partners. Our marketing department focuses on promoting our business and brands through press coverage, advertising and trade shows. Our customer service department is devoted primarily to providing support to our customers. Our key sales, marketing and business development personnel are compensated with salaries and performance-based bonuses.

Competition

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo!, Google, our own Advertiser Network partners and online directories, such as Switchboard.com, Superpages.com and Yellowpages.com. Non-paid-search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the paid-search advertising market. Although we currently pursue a strategy that allows us to partner with a broad range of web sites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. We believe that the principal competitive factors in our market are network size, revenue sharing arrangements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of paid-search listings across the Internet infrastructure.

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

We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to web site and systems development than we do.

The search industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid-search services. If this trend continues, we may not be able to compete in the paid-search market and our financial results may suffer.

Additionally, larger companies such as Google and Microsoft may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, Local.com or our Distribution Network partners’ web sites and less likely to click-through on our Advertiser Network partners’ sponsored listings. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Major Customers

Our Advertiser Network partner, LookSmart, Ltd., represented 30% and 35% of our total revenue for the years ended December 31, 2005 and 2004, respectively.

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

We have filed for registered trademark status for “ePilot,” “Keyword DNA,” “LocalSense,” and “Pay Per Connect,” among others, in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments. In addition, we have filed additional provisional patents related to our search and other technologies, including our Keyword DNA technology and our LocalConnect search and advertising platform. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

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

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third party web sites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

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

Employees

As of December 31, 2005 we had sixty-seven employees, all of which were full-time, twenty-two of which were engaged in technical development, thirty-three in sales and marketing and twelve in finance, administration and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation and we changed our name to eLiberation.com Corporation in August 1999. In February 2003, we changed our name to Interchange Corporation.

ITEM 2.	Description of Property

Our executive and administrative offices are located at One Technology Drive, Building G, Irvine, California, where we lease approximately 23,352 square feet of space in a two-story office building. Our current monthly rent is $27,555, subject to annual increases. Our lease for this space ends in June 2010.

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

Market information

Our common stock commenced trading on the Nasdaq Capital Market on October 19, 2004 under the symbol “INCX.” The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the Nasdaq Capital Market. These prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low

Year ended December 31, 2004:
Fourth quarter	$31.77	$7.23
Year ended December 31, 2005:
First quarter	$23.50	$9.29
Second quarter	$10.25	$4.60
Third quarter	$9.50	$5.80
Fourth quarter	$8.96	$5.26

Holders

On March 10, 2006, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $3.76 per share and the number of stockholders of record of our common stock was 140.

Dividends

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

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2005, with respect to our compensation plans including our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, and 2005 Equity Incentive Plan under which we may issue shares of our common stock.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,339,360	$5.95	772,054

Equity compensation plans not approved by security holders	—	—	—

Total	1,339,360	$5.95	772,054

Recent sales of unregistered securities

In October 2005, we issued 48,466 shares of common stock for the net issuance exercise of 67,708 warrants held by various accredited and sophisticated investors.

In November 2005, we issued 609 shares of common stock for the net issuance exercise of 1,500 warrants held by Douglas S. Norman, our Chief Financial Officer.

ITEM 6.	Managements Discussion and Analysis or Plan of Operation

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

We generate revenue each time an Internet user initiates a search on our Local.com web site or on our Distribution Network and clicks-through on a sponsored listing from our Advertiser Network. If applicable, we share this revenue with the Distribution Network partner that provided the related search. We only recognize as revenue the portion of advertisers’ bid prices that the applicable Advertiser Network partner pays us for providing a click-through to its advertisers, as compared to the entire amount of advertisers’ bid prices from our direct advertisers. As a result, we typically generate higher revenue per click-through from our direct advertisers than from the indirect advertisers of other paid-search engines. However, due to the broad range of advertisers and related sponsored listings from our Advertiser Network partners, we tend to receive a greater volume of click-throughs on such listings. As we add additional Advertiser Network partners, we increase our opportunity to generate incremental revenue with little additional cost or effort.

We currently sell our national paid-search services directly to advertisers through our direct sales force. Our business development department focuses on expanding the number of our Advertiser and Distribution Network partners. Although we have long-standing relationships with most of our Advertiser and Distribution Network partners, our contracts with such partners are non-exclusive and generally cancelable upon 30 days prior notice.

Prior to 2005, we provided services that benefited national advertisers. During 2005, we began to transition away from national search services and to focus on local search.

In August 2005, we launched Local.com, a consumer facing destination web site specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings.

On March 7, 2006, Interchange Corporation issued a press release announcing that it has retained investment banking firm Merriman Curhan Ford & Co. to assist in reviewing strategic alternatives available to the Registrant in connection with its National Search business. Merriman Curhan Ford & Co. will help the Board of Directors analyze options including, but not limited to, the combination, sale or merger of the National Search business with another entity.

Outlook for Our Business

Prior to 2005, we provided search services that benefited national advertisers. We have experienced a significant decrease in our revenue from our national search business as a result of increased competition and our lack of a destination web site that would enable us to own and increase our search traffic. During 2005, we began to transition our resources away from national search services in order to focus on local search. In August 2005, we launched Local.com, a consumer facing destination web site specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings.

We believe that searches for products, services and businesses within a geographic region, or local search, will be an increasingly significant segment of the online advertising industry. Although paid-search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. Local search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share.

We believe the market for Internet advertising and specifically paid-search services will continue to grow. The Kelsey Group estimates that the local search market in the United States will grow to $6.2 billion by 2010 and reports that there are approximately 10 million small and medium sized enterprises in the United States and that there may be as many as 25 to 30 million more around the globe, but that only approximately 350,000 businesses advertise online. As a result, we believe that local businesses, those that principally serve consumers within a fifty mile radius of their location, many of which are small and medium sized enterprises, have not been adequately served by the paid-search industry. Our Local.com web site is designed to address this market, which we believe will provide an opportunity for increased revenue from click-throughs on the sponsored listings of local businesses.

Although we have provided services for both local and national advertisers, our focus is transitioning away from the national market and towards the local search market. Our resources are currently being utilized almost entirely on developing our products and services to address the needs of the local search market.

We have increased our operating expenses, mainly sales and marketing and research and development, to support the development and launch of our Local.com web site. We intend to commit additional research and development resources to enhance and develop new features for our Local.com web site. We will also continue to increase our sales and marketing expenses to promote our Local.com web site. Search serving, which has been our largest expense in the past, will significantly decrease as our national search business decreases and we focus our efforts on local search.

Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on customer acceptance of our services, the growth of the paid-search market and competition from other providers of paid-search technologies and services. See “Risk Factors” for a more detailed discussion of these and other risks.

Sources of Revenue

We generate revenue from click-throughs on the sponsored listings provided by our Advertiser Network, which consists of our national direct advertisers and local and national indirect advertisers from our Advertiser Network partners. For 2004 and 2005, approximately half of our revenue was derived from our direct advertisers and approximately half was derived from indirect advertisers from our Advertiser Network partners. In 2004, our national business accounted for 100% of our revenue. In 2005, our national business accounted for 93% of our revenue and our local business accounted for 7% of our revenue. With our transition to local search and away from national search, we expect our revenue from our local search to substantially increase and our revenue from national search to substantially decrease.

Advertiser Network Partners

We have contracts with other paid-search and Internet yellow pages companies, our Advertiser Network partners, to provide these partners with consumer search traffic. These partners have their own advertisers who have paid-search campaigns and who have agreed to pay these partners for each click-through on a sponsored listing. Our Advertiser Network partners have agreed to pay us a portion of the revenue that they earn as a result of the click-throughs that we provide to their advertisers from our Distribution Network including our own destination web site,

Local.com. We recognize our portion of the bid price as revenue at the time of a click-through. Our Advertiser Network partners generally have credit terms with us of net 30 days.

National Direct Advertisers

When businesses set up advertising campaigns with us, they set the bid price they are prepared to pay us each time an Internet user clicks-through on the businesses’ sponsored listings. We recognize the bid amount as revenue when a click-through occurs. For 2004 and 2005, more than 80% of our revenue from direct advertisers was paid in advance of our delivery of click-throughs. These advance payments are recorded as deferred revenue until a click-through occurs.

Operating Expenses

Search Serving

Search serving expenses consist primarily of revenue-sharing payments that we make to our Distribution Network partners, and to a lesser extent, royalties, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services. Because the majority of these costs are revenue-sharing payments, we expect our search serving costs will decrease as revenue from our national Distribution Network decreases.

Sales and Marketing

Sales and marketing expenses largely consist of sales commissions, salaries and other costs of employment for our sales force, customer service staff and marketing personnel, advertising and promotional expenses. When an advertiser makes a deposit into its account with us, our applicable salesperson earns a commission. We record sales commission expense in the period the deposit is received. We expect our sales and marketing expenses will continue to increase in absolute dollars as we continue to increase the advertising for our Local.com web site.

General and Administrative

General and administrative expenses consist of salaries and other costs of employment of our executive, finance and information technology staff, along with legal, tax and accounting, and professional service fees. We expect that our general and administrative expenses will increase in absolute dollars with the January 1, 2006 adoption of SFAS No. 123R as a majority of our option expense will be classified as general and administrative expense.

Research and Development

Research and development expenses consist of salaries and other costs of employment of our development staff, outside contractor costs and amortization of capitalized web site development costs. We expect research and development expenses to continue at the same level for the next year.

Non-Cash Equity Based Expense

Non-cash equity based expense represents the fair value at the date of grant of warrants and options granted to non-employees for services that are amortized over the vesting period. Beginning in 2006, with the adoption of SFAS No. 123R, the expense for warrants and options for both employees and non-employees will be recorded in the operational departments.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies described in more detail in Note 1 to our consolidated financial statements included in this Report, involve judgments and estimates that are significant to the presentation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on our advertisers’ sponsored listings. Prior to supplying a click-through, we enter into a contractual arrangement to distribute sponsored listings from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to us. These sponsored listings are then included as search results that we distribute in response to keyword searches performed by consumers on our Distribution Network, including our own Local.com web site. Depending on the source of the advertiser, we recognize an applicable portion of the bid price for each click-through we deliver on advertisers’ sponsored listings. We recognize revenue when earned based on click-through activity to the extent that the direct advertiser has deposited sufficient funds with us or collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.

We distribute sponsored listings to our Distribution Network partners in response to consumer national search requests and share a portion of revenue generated with these partners. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment to Distribution Network partners because we act as the primary obligor and are responsible for the fulfillment of services. For local searches, we show business listings and sponsored listings on our Local.com web site and as a result, we do not share a portion of revenue generated on click-throughs.

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

As of December 31, 2005, one customer represented 37% and another customer represented 27% of our total accounts receivable. These customers have historically paid within the payment period provided for under the contract and management believes the customer will continue to do so.

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

We will adopt SFAS No. 123R beginning in our first quarter of fiscal 2006. Adoption of SFAS No. 123R will significantly increase our operating expenses and we expect stock option expense to be approximately $925,000 in the first quarter of 2006. Stock option expense for future quarters will be dependent on the issuance and vesting of future stock options and the cancellation of unvested outstanding stock options during each period.

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004

Revenue	100.0%	100.0%

Operating expenses:
Search serving	59.0	50.8
Sales and marketing	33.2	19.8
General and administrative	21.7	13.8
Research and development	16.5	6.7
Amortization and write-down of intangibles	5.9	—
Non-cash equity based expense	0.5	0.1

Total operating expenses	136.8	91.2

Operating income (loss)	(36.8)	8.8
Interest and other income (expense)	3.7	(3.4)

Income (loss) before income taxes	(33.1)	5.4
Provision (benefit) for income taxes	2.7	(2.7)

Net income (loss)	(35.8)%	8.1%

Years ended December 31, 2005 and 2004

Revenue

Revenue was $18.1 million and $19.1 million for 2005 and 2004, respectively, representing a decrease of $933,000 or 4.9%. The decrease was primarily due to a decreased number of revenue-generating click-throughs as a result of our efforts to improve traffic quality by applying more stringent filtering criteria to click-through from our Distribution Network. Additionally, advertisers have reduced overall spending with us resulting in lower revenue for the year ended December 31, 2005.

Revenue from our national business was $16.8 million or 92.7% of our total revenue, revenue from our local business was $856,000 or 4.7% of our total revenue and revenue from our local international business was $476,000 or 2.6% of our total revenue for the year ended December 31, 2005. Our national business comprised 100% of our total revenue for the year ended December 31, 2004.

We derived 56.7% of our revenue from direct advertisers and 43.3% of our revenue from our Advertiser Network partners during 2005 as compared to 55.6% of our revenue from direct advertisers and 44.4% from our Advertiser Network partners during 2004. One of our Advertiser Network partners, LookSmart, Ltd. represented 29.6% and 34.9% of our revenue for the years ended December 31, 2005 and 2004, respectively.

No Distribution Network partner represented greater than 10% of our revenue for the years ended December 31, 2005 or 2004.

Search serving

Search serving expenses were $10.7 million and $9.7 million for 2005 and 2004, respectively, representing an increase of $1.0 million or 10.4%. As a percentage of revenue, search serving expenses were 59.0% and 50.8% for 2005 and 2004, respectively. The increase in search serving expense and search serving expense as a percentage of revenue was due to increased revenue sharing arrangements with our Distribution Network partners along with a one-time expense of $664,000 for a license fee due to Overture. We will continue to pay Overture a percentage of our gross revenue from our direct advertisers. However, we expect our search serving expense to decrease as our revenue from our national business decreases.

Sales and marketing

Sales and marketing expenses were $6.0 million and $3.8 million for 2005 and 2004, respectively, representing an increase of $2.3 million or 59.6%. As a percentage of revenue, sales and marketing expenses were 33.2% and 19.8% for 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in sales and marketing headcount and an increase in advertising expense for the launch of our local.com web site.

General and administrative

General and administrative expenses were $3.9 million and $2.6 million for 2005 and 2004, respectively, representing an increase of $1.3 million or 49.2%. As a percentage of revenue, general and administrative expenses were 21.7% and 13.8% for 2005 and 2004, respectively. The increase in absolute dollars was primarily due to and increase in consulting, legal and accounting fees, recruiting fees for our chief operating officer, and a one-time expense for severance pay.

Research and development

Research and development expenses were $3.0 million and $1.3 million for 2005 and 2004, respectively, representing an increase of $1.7 million or 133.1%. As a percentage of revenue, research and development expenses were 16.5% and 6.7% for 2005 and 2004, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount and consulting fees to improve our national search filtering.

Amortization and write-down of intangibles

Amortization and write-down of intangibles expense was $1.1 million and zero for 2005 and 2004, respectively. This includes the amortization of developed technology, customer contracts and relationships, and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchase technology and non-compete agreement associated with the Atlocal asset purchase. Also, during the fourth quarter of 2005, we determined that the remaining carrying value of customer contracts and relationships of $337,000 was not supported by the expected present value of discounted cash flows and as a result recorded a write-down of $337,000.

Non-cash equity based expense

Non-cash equity based expense was $95,000 and $13,000 for 2005 and 2004, respectively, representing an increase of $82,000 or 630.8%. As a percentage of revenue, non-cash equity based expense was 0.5% and 0.1% for 2005 and 2004, respectively. The increase in absolute dollars was a result of a greater Black-Scholes valuation of options issued to non-employees due to increased volatility of our common stock.

Interest and other income (expense)

Interest and other income (expense) was $680,000 and $(656,000) for 2005 and 2004, respectively, representing an increase in net interest and other income of $1.3 million. This increase was due to interest income from cash we raised in our initial public offering and our private placement in the fourth quarter of 2004, along with a one-time abatement of penalties and interest from the IRS relating to our payroll tax liability and the elimination of interest expense relating to the convertible secured debentures and convertible secured promissory notes.

Provision (benefit) for income taxes

Provision (benefit) for income taxes was $498,000 and $(521,000) for 2005 and 2004 respectively. During the fourth quarter of 2004, we released a portion of our valuation allowance for our deferred income tax assets due to our operating performance and forecasted operating results. As a result, we recorded deferred income tax assets of $678,000 and deferred income tax liabilities of $151,000. During the quarter ended September 30, 2005, we revised our allowance to provide a full valuation allowance against our deferred income tax assets. Based on available evidence, both positive and negative, we feel it is “more likely than not” that all of our deferred income tax assets will not be realized. We evaluate, at least quarterly, the realizability of our deferred income tax assets and assess the need for a valuation allowance. Examples of evidence considered in our periodic assessments include, but are not limited to, our historical operating performance, future earnings projections and possible tax-planning strategies. If sufficient positive evidence becomes apparent, we may be required to reduce our valuation allowance, in whole or in part, resulting in income tax benefits reflected in our statement of operations.

Net income (loss)

We had net income (loss) of $(6.5 million) and $1.5 million for 2005 and 2004, respectively. Our net loss for the year ended December 31, 2005 includes material expenses with no comparative effects in 2004 of $1.6 million which consists of: $664,000 for a license fee; $527,000 for the non-cash income tax provision; $337,000 for the write-down of customer contracts and relationships; $53,000 for fixed asset disposals relating to the move of our corporate office; and $50,000 rent expense for the sublet of our old office.

Liquidity and Capital Resources

We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents were $1.1 million as of December 31, 2005. Marketable securities were $13.2 million as of December 31, 2005. We had positive working capital of $11.6 million at December 31, 2005.

Net cash (used in) provided by operations was $(3.5 million) and $164,000 in 2005 and 2004, respectively. The increase in cash used in operations was primarily due to a net loss (decrease in net income) partially offset by higher depreciation and amortization, cash received for lease incentive and a decrease in deferred tax assets.

Net cash used in investing activities was $22.4 million and $10.9 million in 2005 and 2004, respectively. In 2005, we paid $15.3 million in cash for our acquisition of Inspire Infrastructure 2i AB and $4.0 million for capital expenditures. We expect cash used in investing activities to decrease substantially in 2006 as a result of a decrease in capital expenditures and no planned acquisition activity.

Net cash provided by financing activities was $2.3 million and $34.7 million in 2005 and 2004, respectively. In 2005, we raised $1.1 million from the exercise of warrants and $1.4 million from the exercise of stock options. In 2004, we raised gross proceeds of $25.3 million from our initial public offering, $15.0 million in a private placement and $325,000 from the exercise of warrants.

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

Payroll Tax Liability

In October 2003, we entered into an installment agreement with the Internal Revenue Service whereby we agreed to pay approximately $1.1 million, plus penalties and interest, for federal payroll tax liabilities that we failed to pay or timely pay during 2000 and through 2002. Pursuant to our agreement, we agreed to pay $30,000 per month through December 2004 and $40,000 per month thereafter until the liability is paid in full. Our agreement with the Internal Revenue Service was based on our then-current financial condition, and it may be modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that we must provide them if requested, shows that our ability to pay the amount owed has significantly changed. The Internal Revenue Service can also terminate our agreement at any time if we do not make the monthly installment payments as agreed upon, do not pay any other federal tax debt when due, do not provide financial information when they request or if they find that collection of the taxes we owe is in jeopardy. If the Internal Revenue Service terminates our agreement, they may collect the entire amount we owe by levy on our income, bank accounts or other assets, by seizing our property or by taking other legal action against us. Penalties and interest, as provided by law, will continue to accrue until the liability is paid in full. During 2004, we filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, we were granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, we paid $1.4 million of the outstanding liability. In February 2005, we were granted an additional abatement of approximately $115,000 of accrued penalties and interest of its outstanding federal payroll tax liability. In June 2005, we were granted an additional abatement of approximately $63,000 of accrued penalties and interest. The outstanding liability of $82,000 was paid in July 2005.

Inspire Infrastructure 2i AB Acquisition

On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company. Under the terms of the acquisition, Inspire shareholders received $15.0 million in cash and cash acquisition costs of $409,000. Under the terms of the acquisition, Inspire shareholders can receive additional consideration consisting of up to 447,067 shares of our common stock, valued at $7.5 million based upon a 30-day moving average at the date of acquisition, which is payable upon the achievement of certain future business performance criteria.

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

Overture Agreement

On October 17, 2005, we entered into a License Agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent Nos. 6,269,361 (the “License Agreement”). Pursuant to the License Agreement, we will pay Overture a fee of $664,000 in installments over 12 months plus royalty payments, payable on a quarterly basis through May 2019, based upon certain percentages of our gross revenues from our national direct advertisers.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). For small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We will adopt SFAS No. 123R beginning in our first quarter of fiscal 2006. Adoption of SFAS No. 123R will significantly increase our operating expenses and we expect stock option expense to be approximately $925,000 in the first quarter of 2006. Stock option expense for future quarters will be dependent on the issuance and vesting of future stock options and the cancellation of unvested outstanding stock options during each period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this prospectus before making an investment decision. If any of the possible adverse events described below actually occur, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations or financial condition.

If we are not successful with our transition from national search to local search, our financial condition will be materially affected.

Prior to 2005, we provided search services that benefited national advertisers which accounted for 100% of our revenue. During 2005, we began to transition away from national search services and to focus on local search. In 2005, our national business accounted for 93% of our revenue and our local business accounted for 7% of our revenue.

On March 7, 2006, we issued a press release announcing that we have retained investment banking firm Merriman Curhan Ford & Co. to assist in reviewing strategic alternatives available to us in connection with our national search business. Merriman Curhan Ford & Co. will help the Board of Directors analyze options including, but not limited to, the combination, sale or merger of the national search business with another entity. Our resources are currently being utilized almost entirely on developing our products and services to address the needs of the local search market.

By selling or discontinuing our national search business, our revenue will significantly decrease. If the revenue from our local search business is not sufficient to compensate for the decline, our financial condition will be materially affected.

If we are not successful with our Local.com initiative, our future financial performance may be affected.

In March 2005, we purchased the Local.com domain name. On August 9, 2005, we launched Local.com, a consumer facing destination web site specializing in local search. This site is our first consumer facing business and we intend to invest significant amounts of time and resources on Local.com We cannot assure you that we will be successful in growing revenue from local search, in attracting consumers or advertisers to Local.com, or in achieving a positive impact on our operational and financial performance with Local.com. If we are unable to attract consumers and/or advertisers to Local.com, our financial performance may be adversely affected.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. Although we achieved a net income of $1.5 million for the year ended December 31, 2004, we have a net loss of $6.5 million for the year ended December 31, 2005. We also had an accumulated deficit of $17.7 million at December 31, 2005 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We face intense competition from larger, more established companies, as well as our own Advertiser Network partners, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo! Inc., Google Inc., our own Advertiser Network partners and online directories, such as Switchboard. Although we currently pursue a strategy that allows us to partner with a broad range of web sites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to web site and systems development than we do. In addition, the search industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

Additionally, larger companies such as Google and Microsoft Corporation may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, Local.com or our Distribution Network partners’ web sites and less likely to click-through on our Advertiser Network partners’ sponsored listings. The implementation of such technologies could result in a decline in click-throughs to our advertisers’ sponsored listings, which would decrease our revenues. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our Advertiser Network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to Local.com or our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the year ended December 31, 2005, 43% of our revenue was derived from our Advertiser Network partners. In addition, 100% of our revenues from Local.com are derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

We are dependent on our Distribution Network partners to provide us with search traffic, and if they do not, our business could be harmed.

We rely on our Distribution Network partners, a network of web sites and search engines with which we have contracts, to provide us with consumer search traffic. Historically, nearly all of our search traffic has come from our Distribution Network partners. Our Distribution Network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key Distribution Network partners could have a material adverse impact on our revenue and results of operations because our sponsored listings would be placed on fewer web sites and search engines in response to consumer search requests. Our agreements with these Distribution Network partners are short-term, and as a result, our Distribution Network partners may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. If we are unable to maintain relationships with our current Distribution Network partners or develop relationships with prospective Distribution Network partners, our operating results and financial condition will suffer. In addition, if our Distribution Network does not grow and improve over time, current and prospective advertisers may reduce or terminate their business with us. Any decline in the number of our Distribution Network partners could adversely affect the value of our services.

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

The market for Internet and local search advertising services is in the early stages of development, and if the market for our services decreases it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet marketing and advertising, in general, and paid-search, in particular, are in the early stages of development. Our future revenue and profits are substantially dependent upon the continued widespread acceptance, growth, and use of the Internet and other online services as effective advertising mediums. Many of the largest advertisers have generally relied upon more traditional forms of media advertising and have only limited experience advertising on the Internet. Local search, in particular, is still in an early stage of development and may not be accepted by consumers for many reasons including, among others, that consumers may conclude that local search results are less relevant and reliable than non-paid-search results, and may view paid-search results less favorably than search results generated by non-paid-search engines. If consumers reject our paid-search services, or commercial use of the Internet generally, and the number of click-throughs on our sponsored listings decreases, the commercial utility of our search services could be adversely affected.

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

On February 28, 2005, we acquired Inspire Infrastructure 2i AB in a share purchase transaction. Under the terms of the agreement, we paid Inspire shareholders $15 million in cash plus additional consideration consisting of up to 447,067 shares of Interchange common stock which are payable upon the achievement of certain business performance criteria in the future. Achieving the benefits we expect from the acquisition will depend in large part on integrating our technology, operations and personnel in a timely and efficient manner to minimize the impact on customers, employees and management. Integrating Inspire Infrastructure 2i AB into our business will be a complex, time consuming and costly process. Failure to timely and successfully integrate the two companies may have a material adverse effect on the combined company’s business, financial condition and results of operations. The difficulties of combining the companies will present challenges to the combined company’s management, including:

•	coordinating expanded business operations in additional geographic areas;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	retaining key employees, customers or suppliers;

•	preserving the other important relationships of Inspire 2iAB and Interchange; and

•	consolidating other corporate and administrative functions.

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

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, and the Atlocal asset purchase, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, we believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, we wrote-down the remaining unamortized balance of $337,000. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis in December 2005 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Our business strategy includes expanding our operations internationally, particularly relating to our Local.com services. We have very limited prior experience operating in foreign jurisdictions. Conducting international operations subjects us to new risks that we have not generally faced in the United States. These risks and uncertainties include:

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

We may be subject to lawsuits for information displayed on our web sites and the web sites of our advertisers, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our web sites or the information that is published across our Distribution Network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers. Our potential liability for unlawful activities of our advertisers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

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

If we do not deliver traffic that converts into revenue for advertisers, then the advertisers may pay us less for their listing or discontinue listings with us.

For our services to be successful, we need to deliver consumers to advertisers’ web sites that convert into sales for the advertiser. If we do not meet advertisers’ expectations by delivering quality traffic, then they may reduce their bid prices or cease doing business with us, which may adversely affect our business and financial results.

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

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our LocalConnect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Although we have filed patent applications and provisional patents on certain parts of our technology, much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We have applied for trademark registration of the ePilot, LocalSense, Pay Per Connect and Keyword DNA trademarks in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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

One of our Advertiser Network partners, LookSmart, Ltd., represented 30% of our total revenue for the year ended December 31, 2005. It is difficult to predict whether LookSmart will continue to represent such a significant portion of our revenue in the future. LookSmart may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services. Although we believe that other advertisers within our Advertiser Network could replace a substantial portion of LookSmart’s sponsored listings, we cannot assure you that we would receive the same number of revenue-generating click-throughs or that we could service the same breadth of search requests, in which case our business and financial results may be harmed.

Two customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. Two of our customers that do not pay in advance, LookSmart and Yahoo, have and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At December 31, 2005, LookSmart represented 27% and Yahoo represented 37%, of our total accounts receivable. LookSmart’s and Yahoo’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

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

Prior to our initial public offering, which was completed on October 22, 2004, there was no public trading market for our common stock. We cannot predict the extent to which investor interest will support an active and liquid trading market for our common stock.

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

Due to the short-term nature of our Advertiser Network and Distribution Network partner agreements and the emerging nature of the paid-search market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the Nasdaq Capital Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

Future sales of shares of our common stock that are eligible for sale by our stockholders may decrease the price of our common stock.

We had 9,171,944 shares of common stock outstanding on December 31, 2005. Of these shares, 1,624,116 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,339,360 shares of our common stock and warrants to purchase 1,279,575 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We determined that our Section 382 limitation is $1.1 million a year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2005 we have net operating loss carryforwards of approximately $19.3 million and $19.2 million for federal and state income tax purposes, respectively.

ITEM 7.	Financial Statements

Our consolidated financial statements, including the auditors’ report, are included beginning at page F-1 immediately following the signature page of this Report.

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

The acquisition of Inspire Infrastructure 2iAB, as detailed in Note 14 in the notes to the consolidated financial statements, has resulted in the consolidation of financial information from a different financial recordation and reporting system. We are taking appropriate steps to ensure the reliability of our financial reporting, such as having a third party accountant prepare the financial report and having management review them on a monthly basis.

During the year ended December 31, 2005, we implemented and converted our accounting software package in the United States to improve internal controls, such as period cut-offs, and to provide improved departmental financial reporting.

During the three months ended September 30, 2005, we hired a corporate controller for our finance department to enhance our accounting policies and procedures in preparation for compliance with Section 404 of the Sarbanes-Oxley Act, and to improve our overall accounting and reporting functions.

ITEM 8B.	Other Information

None

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth, as of February 28, 2006, certain information concerning our executive officers, other key employees and directors:

Name	Age	Position

Heath B. Clarke(1)	37	Chief Executive Officer and Chairman of the Board
Stanley B. Crair(1)	50	Chief Operating Officer
Douglas S. Norman(1)	42	Chief Financial Officer and Secretary
Peter S. Hutto	47	Vice President of Business Development and Sales
Ralph N. Kravitz	41	Vice President of Operations
Vickie J. Young	42	Vice President of Product Management
Norman K. Farra Jr.(2)	37	Director
Philip K. Fricke(2) (3)	60	Director
Theodore E. Lavoie(2) (3)	51	Director
John E. Rehfeld(3)	65	Director

(1)	Executive officer.

(2)	Member of the audit committee.

(3)	Member of the nominating, compensation, and governance committee.

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

Stanley B. Crair has served as our Chief Operating Officer since July 2005. From 2003 to April 2005 Mr. Crair was the COO of ZeroDegrees, Inc., an Internet company that provided online social networking services to business professionals, which he co-founded. The company was purchased by IAC/InterActiveCorp in 2004 and Crair remained active in the company until April 2005. From 2001 to 2003, Mr. Crair was the principal of Technology Transformation, a consulting company he founded providing strategic consulting and interim CEO/COO services.

From 1999 to 2001, Mr. Crair was president and COO for eVoice, Inc., an integrated IP telephony services company, which was purchased by America Online in 2001.

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

Peter S. Hutto has served as our Vice President of Business Development and Sales since October 2005. From July 2005 to October 2005, Mr. Hutto was an independent contractor acting as Vice President of Development for us. From January 2003 to July 2005, Mr. Hutto was co-founder and Vice President of Business Development and Marketing for Zero Degrees, Inc., an operating unit of IAC/Interactive Corporation. From June 2002 to December 2002, Mr. Hutto was Vice President of Sales and Business Development of Celcorp Inc. From June 2001 to December 2001, Mr. Hutto was Business Strategy and Startup Advisor to Octane Ventures. Mr. Hutto received a Bachelor of Arts degree in Political Science from the University of North Carolina, Chapel Hill.

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

Vickie J. Young has served as our Vice President of Product Management since January 2006. From July 2002 to January 2006, Ms. Young was Manager of Product Management at Viacore Inc., a provider of web-based solutions for business to business supply chain automation. From January 2001 to October 2001, Ms. Young was Director of Product Management at Quest Software, a software company. Ms. Young received a Masters of Business Administration degree in Marketing and a Bachelor in Business Administration degree in Computer MIS from National University.

Norman K. Farra Jr. has served as a director since August 2005. Mr. Farra is currently an independent contractor acting as Managing Director of Investment Banking for GunnAllen Financial Inc. From June 1999 to June 2001, Mr. Farra was President of Next Millennium Capital Holdings LLC, a financial advisory company.

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

Theodore E. Lavoie has served as a director since April 1999. Mr. Lavoie is currently an independent financial consultant and a Director of Financial Executives International, San Francisco. From October 2003, to January 2004, Mr. Lavoie served as Vice President of Marsh Inc., a global risk and insurance services firm. From October 2002 to September 2003, Mr. Lavoie served as an independent financial consultant with Montgomery Financial Services, a financial services company. From August 1999 to May 2002, Mr. Lavoie served as Chief Financial Officer of eBuilt Inc., a software company. Mr. Lavoie also served as a Senior Vice President and Chief Financial Officer for The BigStore.com, an e-commerce retailer; Chief Operations Officer and Chief Financial Officer for Lumenyte International, a fiber optic manufacturer; Chief Financial Officer and Treasurer for Wahlco Environmental Systems Inc. and its subsidiaries, an international environmental control company; a Vice President and Chief Financial Officer for Mock Resources Inc., an energy distribution company; and Vice President and Regional Controller for Ducommon Electronics Group, a manufacturer and distributor of electronic systems and components. Mr. Lavoie received a Masters of Business Administration degree and a Bachelor of Science degree in Business Administration from Loyola Marymount University.

John E. Rehfeld has served as a director since August 2005. Mr. Rehfeld is currently the adjunct professor of marketing for the Executive MBA Program at Pepperdine University. During 2001, Mr. Rehfeld served as Chairman and Chief Executive Officer of Spruce Technologies, Inc., a DVD authoring software company. From 1997 to 2001, Mr. Rehfeld served as Chairman and Chief Executive Officer of ProShot Golf, Inc., a privately-held company providing GPS distance measuring computers on golf carts. Mr. Rehfeld also serves as director of ADC Telecommunication, Inc., Primal Solutions, Inc., and Island Data Corporation.

Board of Directors

Our board of directors currently consists of the following five members: Heath B. Clarke (Chairman), Theodore E. Lavoie, Philip K. Fricke, Norman K. Farra Jr., and John E. Rehfeld. Messrs. Lavoie, Fricke, Farra and Rehfeld are independent directors as defined by the applicable rules of Nasdaq. There are no family relationships among any of our current directors and executive officers.

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2008;

•	the class II directors are Messrs. Lavoie and Rehfeld, and their term will expire at the annual meeting of stockholders to be held in 2006; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2007.

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

Our board of directors has designated an audit committee and a nominating, compensation and governance committee, and may establish other committees as it deems necessary or appropriate.

Audit Committee

Our audit committee consists of Messrs. Lavoie, Fricke and Farra. Messrs. Lavoie, Fricke and Farra are independent directors as defined by applicable SEC rules and the listing standards of the Nasdaq Capital Market and all meet the financial literacy requirements of applicable SEC and Nasdaq rules. Our independent auditors and our internal financial personnel regularly meet privately with and have unrestricted access to our audit committee. Our audit committee operates pursuant to a written charter that satisfies applicable SEC and Nasdaq rules. Our audit committee charter is available on our web site, www.interchangeusa.com.

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

Nominating, Compensation and Governance Committee

Our nominating, compensation and governance committee consists of Messrs. Rehfeld, Lavoie and Fricke. Messrs. Rehfeld, Lavoie and Fricke qualify as independent directors pursuant to the SEC rules and listing standards of the Nasdaq Capital Market. Our nominating, compensation and governance committee charter is available on our web site, www.interchangeusa.com.

The purpose of our nominating, compensation and governance committee is to assist our board of directors in discharging the board’s responsibilities regarding, among other things:

•	the identification of qualified candidates to become board members;

•	the selection of nominees for election as directors at the next annual meeting of stockholders (or special meeting of stockholders at which directors are to be elected);

•	the selection of candidates to fill any vacancies on the board;

•	the compensation of our executives, including by designing (in consultation with management or the board), recommending to the board for approval, and evaluating our compensation plans, policies and programs;

•	producing an annual report on executive compensation for inclusion in our proxy materials in accordance with applicable rules and regulations;

•	the development and recommendation to the board of a set of corporate governance guidelines and principles applicable to us; and

•	oversight of the evaluation of the board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. Our code of business conduct and ethics, as applied to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers complies with the requirements of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our web site at www.interchangeusa.com. In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to Douglas S. Norman, Interchange Corporation, One Technology Drive, Building G, Irvine, CA 92618. We intend to timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics that apply to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers on our web site within five business days of such amendment or waiver or as otherwise required by the SEC or Nasdaq.

Director Compensation

Non-employee members of the Board of Directors receive an annual retainer of $20,000 plus $1,500 for each meeting attended in person and $750 for each meeting attended telephonically. The Chairman of the Audit Committee receives an annual retainer of $10,000. The Chairman of the Nominating, Compensation and Governance Committee receives an annual retainer of $7,500. Board of Directors committee members receive $1,200 for each committee meeting attended. In addition, all members of the Board of Directors receive an annual grant of an option to purchase 15,000 shares of Interchange Corporation common stock. New members to the Board of Directors receive a grant of an option to purchase 20,000 shares of our common stock and a pro-rata amount of the regular annual grant amount of an option to purchase 15,000 shares of our common stock. One-half of each of the options granted to the member of the Board of Directors are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of our common stock. Theses people are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other report were required, all Section 16(a) filing requirements applicable to our insiders were complied with.

ITEM 10.	Executive Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer and our two other executive officers. We refer to our Chief Executive Officer and these other executive officers as the “named executive officers” in this Report.

Summary Compensation Table

				Long-Term
				Compensation
		Annual		Securities	All Other
		Compensation		Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus	Options (#)	(1)

Heath B. Clarke(2)	2005	$240,000	$87,500	93,170	$—
Chief Executive Officer, Chairman	2004	$206,250	$68,700	76,500	$93,856
and Director	2003	$175,000	$52,500	112,500	$—
Stanley B. Crair(3)	2005	$97,820	$12,500	133,500	$32,737
Chief Operating Officer
Douglas S. Norman(4)	2005	$190,000	$34,375	55,500	$—
Chief Financial Officer and Secretary	2004	$157,750	$47,985	35,500	$4,306
	2003	$128,333	$38,535	62,500	$—

(1)	In accordance with the rules of the SEC, the other annual compensation described in this table does not include various perquisites and other personal benefits received by a named executive officer that do not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus disclosed in this table.

(2)	In January 2004, Mr. Clarke received 46,928 shares of our common stock valued at $93,856 for previously deferred salaries and bonuses.

(3)	Mr. Crair joined us on July 6, 2005 and we paid him his salary from that date. During 2005, Mr. Crair received other compensation of $2,350 for car allowance and $30,387 for relocation.

(4)	Mr. Norman joined us on February 3, 2003 and we paid him his salary from that date. During the 2003 fiscal year, Mr. Norman elected to defer $4,306 of his salary and convert it into 2,153 shares of our common stock that were issued in January 2004.

Stock Option Grants in Last Fiscal Year

The following table provides information regarding stock options that we granted to the named executive officers during the fiscal year ended December 31, 2005. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors. Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 25% of the shares subject to such option grants vest on the date which is nine months from the date of grant. The remainder of the shares vests in equal monthly installments over the 27 months thereafter.

	Individual Grants
	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year(1)	per Share	Date

Heath B. Clarke	38,900	5.4%	$16.59	1/14/2015
	12,000	1.7%	$5.53	5/18/2015
	15,000	2.1%	$9.90	6/3/2015
	27,270	3.8%	$6.79	11/15/2015
Stanley B. Crair	118,000	16.4%	$7.75	7/6/2015
	15,500	2.2%	$6.29	8/12/2015
Douglas S. Norman	15,750	2.2%	$15.08	1/14/2015
	10,000	1.4%	$5.03	5/18/2015
	29,750	4.1%	$6.17	11/15/2015

(1)	Based on 718,814 options granted to employees, including executive officers, during the fiscal year ended December 31, 2005 under our Equity Incentive Plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2005 by each of the named executive officers. The value of unexercised in-the-money options at December 31, 2005 is calculated based on the closing price of $5.53 per share of our common stock as reported by the Nasdaq Capital Market, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the options, without taking into account any taxes that may be payable in connection with the option exercise.

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired on	Value	at December 31, 2005		at December 31, 2005
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Heath B. Clarke	—	—	336,104	82,315	$766,709	$89,797
Stanley B. Crair	—	—	—	133,500	$—	$—
Douglas S. Norman	—	—	95,609	57,891	$282,756	$59,309

Equity Incentive Plans

Our board of directors administers our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended and 2005 Equity Incentive Plan. The board may elect to appoint a committee to administer any or all of such incentive plans. Each of these plans provide for the grant of incentive stock options to employees and non-qualified stock options to our employees, directors and consultants. These plans are provided to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive for employees, directors and consultants to promote our business. Stock purchase rights may also be granted under the plans.

No awards may be issued under the plans after the 10th anniversary of the earlier of (i) the date upon which the applicable plan was adopted by the board, or (ii) the date the applicable plan was approved by our stockholders.

The plans provide that the plan administrator has the authority to designate recipients of awards and to determine the terms and provisions of awards, including the exercise or purchase price, expiration date, vesting schedule and terms of exercise. The plans provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 300,000 shares in the case of our 1999 and 2000 Equity Incentive Plans and 600,000 shares in the case of our 2004 Equity Incentive Plan, as amended and 2005 Equity Incentive Plan. However, this limit will not apply until the earliest of (i) the first material modification of the applicable plan, (ii) the issuance of all of the shares reserved for issuance under the applicable plan, (iii) the expiration of the applicable plan, (iv) the first meeting of our stockholders at which directors are to be elected that occurs more than three years after the completion of the offering, or (v) such other date required by Section 162(m) of the Internal Revenue Code and the rules and regulations promulgated thereunder.

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

Our board has the discretion to grant options to our independent directors under each of our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. The board has the discretion as to the number of options granted, the number of shares subject to such options, and the terms and provisions of such options. Our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan provide that the exercise price of each option granted to an independent director must be at least 100% of the fair market value of our common stock on the date of grant. Such options will be exercisable in cumulative monthly installments of 1/36th of the shares subject to such option on each of the monthly anniversaries of the date of grant, commencing with the first such monthly anniversary, such that each option will be 100% vested on the third anniversary of its date of grant. The options will have a ten year term. Our 2004 Equity Incentive Plan, as amended and 2005 Equity Incentive Plan provide that with respect to options granted to independent directors, the plans will be administered by our board.

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

On November 19, 2004, we filed with the SEC a registration statement on Form S-8 covering the shares of common stock issuable under the 1999 Equity Incentive Plan, 2000 Equity Incentive plan and 2004 Equity Incentive Plan, as amended.

On August 24, 2005, we filed with the SEC a registration statement on Form S-8 covering the shares of common stock issuable under the 2005 Equity Incentive Plan.

1999 Equity Incentive Plan

In March 1999, our board of directors adopted and our stockholders approved our 1999 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 1999 Equity Incentive Plan. At December 31, 2005, options granted under the 1999 Plan to purchase an aggregate of 208,967 shares of our common stock, at a weighted average exercise price of approximately $2.91 per share, were outstanding.

2000 Equity Incentive Plan

In March 2000, our board of directors adopted and our stockholders approved our 2000 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 2000 Equity Incentive Plan. At December 31, 2005, options granted under the 2000 Equity Incentive Plan to purchase an aggregate of 385,219 shares of our common stock, at a weighted average exercise price of approximately $3.34 per share, were outstanding.

2004 Equity Incentive Plan

In January 2004, our board of directors adopted our 2004 Incentive Equity Plan. In August 2004, our board of directors amended our 2004 Equity Incentive Plan and adopted our Amended and Restated 2004 Equity Incentive Plan which our stockholders approved in September 2004. An aggregate of 600,000 shares of our common stock are reserved for issuance under the 2004 Equity Incentive Plan. At December 31, 2004, options granted under the 2004 Equity Incentive Plan to purchase an aggregate of 480,610 shares of our common stock, at a weighted average exercise price of approximately $9.10 per share, were outstanding.

2005 Equity Incentive Plan

In August 2005, our board of directors adopted and our stockholders approved our 2005 Equity Incentive Plan. An Aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Equity Incentive Plan. At December 31, 2005, option granted under the 2005 Equity Incentive Plan to purchase an aggregate of 264,564 shares of our common stock, at a weighted average exercise price of approximately $6.40 per share, were outstanding.

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

Employment Agreement with Stanley B. Crair

We entered into an employment agreement with Stanley B. Crair, our Chief Operating Officer, on July 6, 2005. The employment agreement has a term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

If we terminate Mr. Crair’s employment agreement without cause, or if Mr. Crair terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Crair: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) the average of all bonuses earned by Mr. Crair during the term of the agreement, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by Mr. Crair to exercise his stock options, (iv) benefits for 12 months following the date of termination, and (v) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Crair’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

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

Each of the employment agreements discussed above provide for the immediate vesting of stock options granted pursuant thereto upon (i) a change in control of us or (ii) a termination of the executive’s employment without cause or for good reason within 120 days prior to the execution and delivery of an agreement which results in a change in control. Additionally, a change in control constitutes “good reason” under the terms of each of the agreements, thus permitting each of Messrs. Clarke, Crair and Norman to terminate his respective employment and receive the severance benefits discussed above. Under the terms of each employment agreement, a change in control is deemed to have occurred if, as a result of a tender offer, other acquisition, merger, consolidation or sale or transfer of assets, any person(s) (as used in Sections 13(d) or 14(d) of the Securities Exchange Act of 1934) becomes the beneficial owner (as defined in regulations promulgated under the Exchange Act) of a total of fifty percent (50%) or more of either our outstanding common stock or our assets; provided, however, that a change of control is not deemed to have occurred if a person who beneficially owned fifty percent (50%) or more of our common stock as of the effective date of the respective employment agreement continued to do so during the term the employment agreement.

The employment agreements with Messrs. Clarke, Crair and Norman also contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that will apply during the term of the employment agreements and for a 12-month period thereafter.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of February 28, 2006 and as adjusted to reflect the sale of common stock offered by us for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February 28, 2006 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 9,227,648 shares of common stock outstanding.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Interchange Corporation, One Technology Drive, Building G, Irvine, California 92618.

		Percentage of
		Shares
	Number of Shares	Beneficially
Name and Address of Beneficial Owner	Beneficially Held	Owned

5% Stockholders:
Frastacky Associates, Inc.(1)	543,572	5.8%
Executive Officers and Directors:
Heath B. Clarke(2)	1,368,870	14.3%
Stanley B. Crair(3)	29,499	0.3%
Douglas S. Norman(4)	132,100	1.4%
Philip K. Fricke(5)	158,276	1.7%
Norman K. Farra Jr. (6)	43,123	0.5%
Theodore E. Lavoie(7)	71,873	0.8%
John E. Rehfeld(8)	30,868	0.3%
All directors and executive officers as a group (7 persons)(9)	1,834,609	18.6%

(1)	Includes 108,750 shares issuable upon the exercise of warrants. Fedor Frastacky is the President and control person of Frastacky Associates, Inc. The address of Frastacky Associates, Inc. is 130 Bloor Street West, Suite 1200, Toronto, Ontario, M5S 1N5, Canada.

(2)	Includes 359,442 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(3)	Includes 29,499 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(4)	Includes 111,137 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(5)	Includes 33,123 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(6)	Includes 43,123 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(7)	Includes 33,123 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(8)	Includes 30,868 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

(9)	Includes 640,315 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2006.

ITEM 12.	Certain Relationships and Related Transactions

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

ITEM 13.	Exhibits

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3	.2(1)	Amended and Restated Bylaws of the Registrant

4	.1(1)	Specimen common stock certificate

10	.1(2)	Share Purchase Agreement, dated as of February 9, 2005, by and among the Registrant, Interchange Europe Holding Corporation, Moody Investment Group AB, Red River Investment Group AB, Newco 1454 Sweden AB, Bart Denny and Bernard Clark

10	.2(3)	Lease between the Irvine Company and the Registrant dated March 18, 2005

10	.3(4)	Separation and General Release Agreement dated April 6, 2005

10	.4#(5)	2005 Equity Incentive Plan

10	.5#(6)	Employment Agreement, dated as of July 6, 2005, by and between Stanley B. Crair and the Registrant

10	.6†(7)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.

10	.7†(7)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.

10	.8#(8)	Board of Directors Compensation plan, as amended, dated December 20, 2005

21	.1*	Subsidiaries of Registrant

23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm

31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2005.

(5)	Incorporated by reference from the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005.

(8)	Incorporate by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004

Audit Fees	$133,665	$86,775
Audit-Related Fees	35,600	2,500
Tax Fees	21,150	16,875
All Other Fees	19,910	139,433

Total Fees Paid	$210,315	$245,583

Audit Fees

The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees

The aggregate fees for the auditor’s consent for use of our audited financial statements in our SB-2, S-3 and S-8 registration statements.

Tax Fees

The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

The aggregate fees for services related to our acquisitions.

Our audit committee pre-approves all services provided by Haskell & White LLP.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 21st day of March, 2006.

INTERCHANGE CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Heath B. Clarke and Douglas S. Norman and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 21, 2006

/s/ Douglas S. Norman Douglas S. Norman	Chief Financial Officer and Secretary	March 21, 2006

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 21, 2006

/s/ Philip K. Fricke Philip K. Fricke	Director	March 21, 2006

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 21, 2006

/s/ John E. Rehfeld John E. Rehfeld	Director	March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Interchange Corporation

We have audited the accompanying consolidated balance sheets of Interchange Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Interchange Corporation at December 31, 2005 and 2004, and the results of its consolidated operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  HASKELL & WHITE LLP

Irvine, California
February 16, 2006

INTERCHANGE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$1,075	$24,617
Restricted cash	10	13
Marketable securities	13,244	10,388
Accounts receivable, net of allowances of $30 and $5, respectively	1,138	1,313
Deferred income tax assets	—	678
Prepaid expenses and other current assets	377	260

Total current assets	15,844	37,269
Property and equipment, net	2,772	791
Intangible assets, net	3,760	—
Goodwill	12,445	—
Long-term restricted cash	166	51
Deposits	47	37

Total assets	$35,034	$38,148

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,798	$2,320
Accrued compensation	313	323
Payroll taxes payable	34	261
Deferred rent	575	—
Accrued royalties	496	—
Other accrued liabilities	631	378
Notes payable	84	—
Deferred revenue	295	498

Total current liabilities	4,226	3,780
Long term deferred tax liabilities	—	151

Total liabilities	4,226	3,931

Minority interest	(1)	—

Commitments and contingencies (Notes 5, 6, 7 and 8)
Stockholders’ equity: (Notes 9, 10, 11 and 12)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,171,944 and 7,953,941 issued and outstanding, respectively	—	—
Additional paid-in capital	48,706	45,497
Accumulated comprehensive loss	(151)	(36)
Accumulated deficit	(17,746)	(11,244)

Stockholders’ equity	30,809	34,217

Total liabilities and stockholders’ equity	$35,034	$38,148

The accompanying notes are an integral part of the consolidated financial statements.

INTERCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
	(In thousands, except per
	share amounts)

Revenue	$18,139	$19,072

Operating Expenses:
Search serving	10,707	9,698
Sales and marketing	6,025	3,774
General and administrative	3,930	2,634
Research and development	2,988	1,282
Amortization and write-down of intangibles	1,078	—
Non-cash equity based expense	95	13

Total operating expenses	24,823	17,401

Operating income (loss)	(6,684)	1,671
Interest and other income (expense)	680	(656)

Income (loss) before income taxes	(6,004)	1,015
Provision (benefit) for income taxes	498	(521)

Net income (loss)	$(6,502)	$1,536

Per share data:
Basic net income (loss) per share	$(0.75)	$0.53

Diluted net income (loss) per share	$(0.75)	$0.29

Basic weighted average shares outstanding	8,658,069	2,886,203
Diluted weighted average shares outstanding	8,658,069	5,369,623

The accompanying notes are an integral part of the consolidated financial statements.

INTERCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(In thousands)

Balance at December 31, 2003	1,823	$—	1,008	$—	$6,884	$—	$(12,780)	$(5,896)
Preferred stock converted into common stock	1,170	—	(1,008)	—	—	—	—	—
Common stock issued:
Initial public offering	3,157	—	—	—	21,711	—	—	21,711
Private placement	822	—	—	—	14,004	—	—	14,004
Issued for liabilities	100	—	—	—	200	—	—	200
Conversion of convertible debentures	705	—	—	—	2,360	—	—	2,360
Exercise of warrants	177	—	—	—	325	—	—	325
Non-cash equity based expense for services	—	—	—	—	13	—	—	13
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	(36)	—	(36)
Net income	—	—	—	—	—	—	1,536	1,536

Comprehensive income	—	—	—	—	—	—	—	1,500

Balance at December 31, 2004	7,954	—	—	—	45,497	(36)	(11,244)	34,217
Common stock issued:
Exercise of warrants	629	—	—	—	1,143	—	—	1,143
Exercise of options	484	—	—	—	1,426	—	—	1,426
Asset purchase	104	—	—	—	750	—	—	750
Non-cash equity based expense for services	—	—	—	—	95	—	—	95
Financing costs	—	—	—	—	(205)	—	—	(205)
Comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	(109)	—	(109)
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(6,502)	(6,502)

Comprehensive loss	—	—	—	—	—	—	—	(6,617)

Balance at December 31, 2005	9,171	$—	—	$—	$48,706	$(151)	$(17,746)	$30,809

The accompanying notes are an integral part of the consolidated financial statements.

INTERCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(6,502)	$1,536
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,539	229
Write-down of intangible asset	337	—
Provision for doubtful accounts	69	10
Non-cash equity expense related to stock option issuances	95	13
Non-cash interest expense	—	75
Non-cash interest income	(15)	—
Loss on disposal of property and equipment	63	—
Cash received for lease incentive	547	—
Changes in operating assets and liabilities:
Accounts receivable	163	(685)
Prepaid expenses and other	30	225
Deferred income tax assets	678	(678)
Other non-current assets	(5)	(4)
Accounts payable and accrued liabilities	(242)	(665)
Deferred revenue	(214)	108

Net cash (used in) provided by operating activities	(3,457)	164

Cash flows from investing activities:
Capital expenditures	(4,010)	(519)
Purchases of marketable securities	(7,982)	(10,424)
Proceeds from sales of marketable securities	5,032	—
Decrease (increase) in restricted cash	(112)	16
Decrease in minority interest	(1)	—
Acquisition, net of cash acquired	(15,329)	—

Net cash used in investing activities:	(22,402)	(10,927)

Cash flows from financing activities:
Proceeds from issuance of common stock:
From initial public offering	—	25,260
From private placement	—	15,002
Exercise of warrants	1,143	325
Exercise of options	1,426	—
Payment of fractional shares from convertible secured debenture conversion	—	(1)
Payment of notes payable	(41)	(1,359)
Payment of financing related costs	(205)	(4,546)

Net cash provided by financing activities	2,323	34,681

Effect of currency translation on cash	(6)	—

Net (decrease) increase in cash and cash equivalents	(23,542)	23,918
Cash and cash equivalents, beginning of year	24,617	699

Cash and cash equivalents, end of year	$1,075	$24,617

Supplemental Cash Flow Information:
Interest paid	$2	$492

Income taxes paid	$1	$49

Non-cash investing and financing transactions:
Common stock issued for asset purchase	$750

Common stock issued in satisfaction of liabilities		$200

Insurance financing	$125	$17

Capital lease		$20

Convertible secured debentures converted into common stock		$2,360

The accompanying notes are an integral part of the consolidated financial statements.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements

1.	Nature of operations and summary of significant accounting policies

Nature of operations

Interchange Corporation, a Delaware corporation (the Company), is a provider of paid-search services on the Internet. The Company provides advertisers’ sponsored listings in response to searches on the Company’s Distribution Network, a network of web sites and search engines that have integrated the Company’s search service into their sites and the Company’s own web site, Local.com. The Company’s sponsored listings are comprised of the Company’s own direct advertisers and the advertisers of other paid-search companies, which make up the Company’s Advertiser Network. The search listings are generally ranked by the advertisers’ bid. Advertisers pay a specified bid price for each click-through on the advertisers’ sponsored listing. The Company operates in one reportable business segment.

Principles of consolidation

The Company’s consolidated financial statements include the accounts of Interchange Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Interchange Internet Search GmbH, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions have been eliminated.

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

Restricted cash

On June 26, 2002, the Company pledged $100,000 of cash for an irrevocable letter of credit related to the lease of office space that is classified as restricted cash on the balance sheet. The letter of credit was reduced to $51,200 on April 1, 2005 and will be reduced to $40,960 on April 1, 2006. The letter of credit will expire on April 1, 2007.

On April 22, 2005, the Company pledged $125,129 of cash for an irrevocable letter of credit related the lease of new office space that is classified as restricted cash on the balance sheet. The letter of credit will be reduced to $96,397 on July 31, 2007, $66,506 on July 31, 2008, and $35,448 on July 31, 2009. The letter of credit will expire on July 31, 2010.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Accounts receivable

The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If management believes that a customer’s financial condition has deteriorated such that it impairs its ability to make payments, additional allowances may be required. A significant portion of the Company’s direct advertisers pay in advance. In addition, the Company grants its Advertiser Network partners net 30 terms. Of the customers that do not pay in advance, as of December 31, 2005 and 2004, one customer represented 27% and 58% of total accounts receivable, respectively and one additional customer represented 37% of total accounts receivable as of December 31, 2005.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives or the respective assets as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment	3 years
Computer software	3 years
Leasehold improvements	5 years (life of lease)

Repairs and maintenance expenditures that do not significantly add to the value of the property, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

Intangible assets

Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at December 31, 2005 was $372,167.

Customer contracts and relationships arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, management believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, the Company wrote-down the remaining unamortized balance of $337,000.

Non-compete agreement arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2005 was $71,400.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2005 was $230,636.

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization
For the Years Ending December 31,	Expense

2006	$947
2007	$947
2008	$645
2009	$447
2010	$74

Impairment of long-lived assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, management believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, the Company wrote-down the remaining unamortized balance of $337,000. For the year ended December 31, 2004, management had no evidence of impairment.

Goodwill

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exist. The Company performed its annual impairment analysis in December 2005 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Fair value of financial instruments

The Company’s balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued liabilities, notes payable and convertible secured debentures. The Company considers the carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and notes payable in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Deferred revenue

Deferred revenue represents deposits from direct advertisers for their advertising campaigns and is recognized as revenue upon a click-through.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Sales commissions

When an advertiser makes a deposit into its account with the Company, the Company’s applicable salesperson earns a commission, subject to certain criteria. The Company records sales commission expense in the period the deposit is received.

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

The Company distributes sponsored listings to its Distribution Network in response to consumer search requests and shares a portion of revenue generated with these partners. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment to Distribution Network partners because the Company acts as the primary obligor and is responsible for the fulfillment of services.

The Company derived 57% and 56% of its total revenue from direct advertisers and 43% and 44% of its total revenue from its advertising network partners during the years ended December 31, 2005 and 2004, respectively. One advertising network partner represented 30% and 35% of the Company’s total revenue for the year ended December 31, 2005 and 2004, respectively. No distribution network partner provided consumer search requests resulting in click-throughs representing more than 10% of the Company’s total revenue in the years ended December 31, 2005 and 2004.

Search serving

Search serving expenses consist primarily of revenue-sharing payments that the Company makes to its Distribution Network partners, and to a lesser extent, royalties, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing the Company’s paid-search services.

Web site development costs and computer software developed for internal use

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over the useful its useful life. During the year ended December 31, 2005, the Company capitalized $244,000 related to the web site development with a useful life of three years. During the year ended December 31, 2005, amortization of capitalized web site costs was $34,000. Capitalized web site costs are included in property and equipment, net. There were no capitalized costs prior to 2005.

Research and development

Research and development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its paid-search services. Research and development expenses include salaries and other costs of employment of the Company’s development staff as well as outside contractors and the amortization of capitalized web site development costs.

Income taxes

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred income tax assets will not be realized.

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) using SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. For the year ended December 31, 2005, comprehensive loss consisted of net loss plus unrealized loss on marketable securities and foreign currency translation adjustments. For the year ended December 31, 2004, comprehensive income consisted of net income plus unrealized loss on marketable securities.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

	Years Ended December 31,
	2005	2004

Net income (loss), as reported	$(6,502)	$1,536
Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,725)	(470)

Pro forma net income (loss)	$(11,227)	$1,066

Earnings (loss) per share:
Basic — as reported	$(0.75)	$0.53

Basic — pro forma	$(1.30)	$0.37

Earnings (loss) per share:
Diluted — as reported	$(0.75)	$0.29

Diluted — pro forma	$(1.30)	$0.20

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2005	2004

Risk free interest rate	4.62%	4.78%
Expected lives (in years)	9.3	10
Dividend yield	None	None
Expected volatility	62%	25%

Net income (loss) per share

SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2005, potentially dilutive securities, which consist of options to purchase 1,339,360 shares of common stock at prices ranging from $0.40 to $16.59 and warrants to purchase 1,279,575 shares of common stock at prices ranging from $2.00 to $25.53 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2004, potentially dilutive securities, which consist of warrants to purchase 195,650 shares of common stock at prices ranging from $20.00 to $25.53 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004

Numerator:
Net income (loss)	$(6,502)	$1,536

Denominator:
Denominator for historical basic calculation weighted average shares	8,658	2,886
Dilutive common stock equivalents:
Options	—	1,066
Warrants	—	1,418

Denominator for historical diluted calculation weighted average shares	8,658	5,370

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.75)	$0.53

Historical diluted net income (loss) per share	$(0.75)	$0.29

New accounting pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). For small business issuers, SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt SFAS No. 123R beginning in its first quarter of fiscal 2006. Adoption of SFAS No. 123R will significantly increase the Company’s operating expenses and the Company expects stock option expense to be approximately $925,000 in the first quarter of 2006. Stock option expense for future quarters will be dependent on the issuance and vesting of future stock options and the cancellation of unvested outstanding stock options during each period.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2.	Composition of certain balance sheet and statement of operations captions

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Furniture and fixtures	$195	$193
Office equipment	93	55
Computer equipment	1,754	592
Computer software	1,169	315
Leasehold improvements	580	—
Idle assets (not depreciated)	—	9

	3,791	1,164
Less accumulated depreciation and amortization	(1,019)	(373)

Property and equipment, net	$2,772	$791

Other accrued liabilities consist of primarily of accrued professional fees and other miscellaneous accrued expenses.

Amounts recorded as non-cash equity based expense represent the fair value expense, utilizing the Black-Scholes model at the date of grant, of options issued to non-employees of the Company for services and relate to the following statement of operations categories (in thousands):

	Years Ended December 31,
	2005	2004

General and administrative:
Non-cash options expense	95	13

	$95	$13

3.	Marketable securities

The following is a summary of marketable securities all of which are classified as available for sale as of December 31, 2005 (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

Mortgage backed government securities	$13,389	$(145)	$13,244

The contractual maturities of marketable securities as of December 31, 2005 are as follows (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

Maturities:
Less than one year	$9,391	$(84)	$9,307
After one year through five years	3,998	(61)	3,937

Total marketable securities	$13,389	$(145)	$13,244

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

4.	Income taxes

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004

Current:
Federal	$—	$—
State	(2)	6
Foreign	(27)	—

Total current	(29)	6

Deferred:
Federal	412	(412)
State	115	(115)
Foreign	—	—

Total deferred	527	(527)

Total provision (benefit) for income taxes	$498	$(521)

The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years Ended December 31,
	2005	2004

Statutory federal tax rate	34%	34%
State income taxes, net of federal benefit	—	(7)
IRS penalties	—	(4)
Change in valuation allowance	(43)	(76)
Other	1	2

	(8)%	(51)%

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2005	2004

Deferred income tax assets:
Net operating loss carryforwards	$7,666	$4,202
Accrued expenses	76	53
Fixed assets/depreciation	241	—

Gross deferred tax assets	7,983	4,255
Valuation allowance	(6,335)	(3,577)

	1,648	678

Deferred income tax liabilities:
Acquired intangibles	(1,356)	—
Fixed assets/depreciation	—	(151)
Other	(292)	—

	(1,648)	(151)

Net deferred tax assets (liabilities)	$—	$527

As of December 31, 2005, the Company has approximately $1.7 million of valuation allowances attributable to the tax benefit of exercised stock options and warrants issued for services, which will be credited to directly to paid-in capital when realization is assured.

As of December 31, 2005, the Company had $19.3 million and $19.2 million in net operating loss carryforwards for federal and state income tax purposes, respectively.

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

The agreement with the Internal Revenue Service was based on the Company’s then-current financial condition, and it could have been modified or terminated by the Internal Revenue Service at any time if their information, including updated financial information that the Company must have provided them upon request, showed that the Company’s ability to pay the amount owed had significantly changed. The Internal Revenue Service could also have terminated the agreement at any time if the Company did not make the monthly installment payments as agreed upon, did not pay any other federal tax debt when due, did not provide financial information if requested or if they found that collection of the taxes the Company owed was in jeopardy. If the Internal Revenue Service had terminated the agreement, they might have collected the entire amount the Company owed by levy on the Company’s income, bank accounts or other assets, by seizing the Company’s property or by taking other legal action against the Company.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

During 2004, the Company filed an appeal with the Internal Revenue Service for abatement of certain penalties and interest. As a result, the Company was granted an abatement of approximately $155,000 of accrued penalties and interest. In November 2004, the Company paid $1.4 million of the outstanding liability. In February 2005, the Company was granted an additional abatement of approximately $115,000 of accrued penalties and interest of its outstanding federal payroll tax liability. In June 2005, the Company was granted an additional abatement of approximately $63,000 of accrued penalties and interest. The outstanding liability of $82,000 was paid in July 2005.

6.	Convertible secured promissory notes

During 2001, the Company issued three convertible secured promissory notes to Frastacky Associates, Inc. (Frastacky Associates), a stockholder of the Company, for the aggregate amount of $550,000. The notes accrued interest at a rate of 10% per annum and might have been converted into shares of the Company’s common stock at a purchase price of $2.00 per share at any time prior to the payment in full of the notes. In addition, the Company entered into a security agreement with Frastacky Associates granting a security interest in all assets currently owned by the Company to secure payment of the notes.

In November 2002, the Company issued a convertible secured promissory note to Frastacky Associates for the amount of $250,000. The note accrued interest at a rate of 10% per annum and might have been converted into shares of the Company’s common stock at a rate of $2.00 per share at any time prior to the payment in full of the note.

In January 2003, the Company issued three convertible secured promissory notes to Frastacky Associates for the aggregate amount of $500,000. The notes accrued interest at a rate of 10% per annum and might have been converted into shares of the Company’s common stock at a rate of $2.00 per share at any time prior to the payment in full of the notes.

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

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

7.	Commitments and contingencies

Lease Commitments

The Company leases office space under an operating lease agreement that expires in June 2010. The future minimum lease payments under non-cancelable operating leases at December 31, 2005 are as follows (in thousands):

	Operating		Net Operating
	Leases	Sublease	Leases

Years ending December 31,
2006	$613	$(170)	$443
2007	459	(43)	416
2008	371	—	371
2009	380	—	380
2010	193	—	193

Total minimum lease payments	$2,016	$(213)	$1,803

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2005 and 2004 were $407,000 and $210,000, respectively.

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its own discretion. Employees immediately vest 100% of their own contributions and the Company’s matching contributions. Through December 31, 2005, the Company has made no matching contributions.

Employment Agreements

The Company has signed employment agreements with its three executive officers and two of its key employees. The agreements provide for the payments of annual salaries totaling $935,000 and annual bonuses of up to $462,000 in the aggregate. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If the Company terminates one of these officers or key employees without cause, the Company is obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) the greater of such officer’s or key employee’s annual salary for the remaining term of the agreement or such officer’s or key employee’s annual salary, (iii) the average of all bonuses during the term of the employment agreement, (iv) the same benefits that such officer or key employee received prior to termination, for a period of 12 months following termination, and (v) the right to exercise all options, including any as yet unvested options, for a period of 12 months following termination.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Activity for the year ended December 31, 2004

In June 2004, the stockholders of all classes of preferred stock approved, by required vote, the conversion of their preferred stock into 1,169,772 shares of common stock. The conversion was effective as of the closing of the Company’s initial public offering.

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

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Warrants

Warrant activity for the years ended December 31, 2004 and 2005 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	1,818,257	$3.62
Granted	495,150	15.10
Exercised	(187,500)	2.37
Expired	(37,713)	4.90

Outstanding at December 31, 2004	2,088,194	6.43
Exercised	(761,369)	3.07
Expired	(47,250)	14.58

Outstanding and exercisable at December 31, 2005	1,279,575	$8.13

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2004 was $1.99. No warrants were issued during the year ended December 31, 2005.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2005:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price

$ 0.00 - $ 2.99	3,500	0.3 years	$2.00
$ 3.00 - $ 3.99	456,117	2.5 years	3.55
$ 4.00 - $ 5.99	324,808	1.3 years	4.00
$ 8.00 - $ 9.99	15,000	1.8 years	8.00
$10.00 - $19.99	315,750	3.8 years	10.00
$20.00 - $25.53	164,400	4.0 years	25.53

	1,279,575	2.7 years	$8.13

12.	Stock plans

In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, and as of December 31, 2005, a total of 497,465 shares were subject to options granted and outstanding under the 1999 Plan.

In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options vest and are exercisable at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, and as of December 31, 2005, a total of 499,996 shares were subject to options granted and outstanding under the 2000 Plan.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan and as of December 31, 2005, a total of 565,921 shares were subject to options granted and outstanding under the 2004 Plan.

In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, 25% of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next 27 month period, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan and as of December 31, 2005, a total of 264,564 shares were subject to options granted and outstanding under the 2005 Plan.

Stock option activity under the plans during the periods indicated is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	897,322	$3.06
Granted	395,625	3.47

Outstanding at December 31, 2004	1,292,947	3.19
Granted	773,814	9.61
Exercised	(484,211)	2.94
Canceled	(243,190)	8.91

Outstanding at December 31, 2005	1,339,360	$5.95

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2005 and 2004 was $9.01, and $1.59 per option, respectively.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information regarding options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 0.00 - $ 1.00	26,250	2.0 years	$0.40	26,250	$0.40
$ 1.01 - $ 2.00	175,000	7.0 years	2.00	168,402	2.00
$ 2.01 - $ 3.00	188,275	7.9 years	2.25	115,808	2.25
$ 3.01 - $ 4.00	281,303	3.7 years	4.00	281,303	4.00
$ 5.01 - $ 6.00	104,638	9.5 years	5.44	56,638	5.58
$ 6.01 - $ 7.00	144,064	9.8 years	6.37	34,617	6.38
$ 7.01 - $ 8.00	186,500	9.6 years	7.52	—	—
$ 8.01 - $10.00	70,000	9.4 years	9.17	44,996	9.23
$15.01 - $16.59	163,330	8.8 years	15.44	78,556	15.43

	1,339,360	7.6 years	$5.95	806,570	$4.83

13.	Operating segment information

As a result of the February 2005 acquisition (Note 14), the Company manages its business in two geographic segments: United States and Europe. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Management believes that revenue and operating income are appropriate measures of evaluating the operational performance of the Company’s segments.

The following table presents summary operating segment information (in thousands):

	Years Ended December 31,
	2005	2004

Revenue by segment:
United States	$17,663	$19,072
Europe	476	—

Total revenue	$18,139	$19,072

Operating income (loss) by segment:
United States	$(6,550)	$1,671
Europe	(134)	—

Total operating income (loss)	$(6,684)	$1,671

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	December 31,	December 31,
	2005	2004

Total assets by segment:
United States	$34,843	$38,148
Europe	191	—

Total assets	$35,034	$38,148

14.	Inspire Infrastructure 2i AB acquisition

On February 28, 2005, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $409,000. Under the terms of the acquisition, Inspire shareholders can receive additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average at the date of acquisition, which is payable upon the achievement of certain future business performance criteria. The purchase price of $15,409,000 was allocated as follows (in thousands):

Current assets	$159
Fixed assets	34
Developed technology	2,233
Customer contracts and relationships	404
Non-compete agreement	249
Goodwill	12,445
Long-term assets	5
Liabilities assumed	(120)

Total purchase price	$15,409

Inspire’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Developed technology is being amortized on a straight-line basis over five years. Customer contracts and relationships are being amortized on a straight-line basis over five years. Non-compete agreement is being amortized on a straight-line basis over three years. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, management believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, the Company wrote-down the remaining unamortized balance of $337,000.

Goodwill, which is determined to have an indefinite life, is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company will perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. The Company performed its annual impairment analysis in December 2005 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro forma results of operations assume that the acquisition occurred on the first day of each year presented. The pro forma combined results are presented for information purposes only, are based on historical information, and do not reflect the actual results that would have occurred nor is it necessarily indicative of future results of the combined enterprise.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Revenue	$18,182	$19,477
Net income (loss)	$(6,552)	$988
Basic net income (loss) per share	$(0.76)	$0.30
Diluted net income (loss) per share	$(0.76)	$0.17

15.	Atlocal asset purchase

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

16.	Overture agreement

On October 17, 2005, the Company entered into a License Agreement with Overture with respect to certain of Overture’s patents, including but not limited to U.S. Patent Nos. 6,269,361 (the “License Agreement”). Pursuant to the License Agreement, the Company will pay Overture a fee of $664,000 in installments over 12 months plus royalty payments, payable on a quarterly basis through May 2019, based upon certain percentages of the Company’s gross revenues from its national direct advertisers. Total expense related to the License Agreement for the year ended December 31, 2005 was $718,000.

17.	Related party transactions

In July 2003, the Company’s Board of Directors approved the issuance of a total of 100,000 shares of the Company’s common stock to five employees for previously deferred salaries and bonuses valued at $200,000 which, as of December 31, 2003, is recorded as accrued compensation. The Company issued the common stock in January 2004.

In November 2003, as part of the private placement of Convertible Debentures (Note 8), Douglas S. Norman, Chief Financial Officer of the Company, purchased $25,000 of Convertible Debentures from the Company for $25,000 cash. In addition, Mr. Norman received warrants to purchase 5,000 shares of the Company’s common stock

INTERCHANGE CORPORATION

Notes to Consolidated Financial Statements — (Continued)

that are exercisable at $3.75 per share and expire on November 11, 2008. The terms and conditions of this transaction are identical to all the other Convertible Debenture transactions. In November 2004, Mr. Norman converted $25,000 of convertible secured debentures into 7,462 shares of the Company’s common stock and received a cash payment of $1,929 for accrued interest.

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

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen common stock certificate

10.1(2)	Share Purchase Agreement, dated as of February 9, 2005, by and among the Registrant, Interchange Europe Holding Corporation, Moody Investment Group AB, Red River Investment Group AB, Newco 1454 Sweden AB, Bart Denny and Bernard Clark

10.2(3)	Lease between the Irvine Company and the Registrant dated March 18, 2005

10.3(4)	Separation and General Release Agreement dated April 6, 2005

10.4#(5)	2005 Equity Incentive Plan

10.5#(6)	Employment Agreement, dated as of July 6, 2005, by and between Stanley B. Crair and the Registrant

10.6†(7)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.

10.7†(7)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.

10.8#(8)	Board of Directors Compensation plan, as amended, dated December 20, 2005

21.1*	Subsidiaries of Registrant

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2005.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2005.

(5)	Incorporated by reference from the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005.

(8)	Incorporate by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.