Form 10-Q
period 2006-03-31
INTERCHANGE CORP
filed 2006-05-15
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 000-50989
INTERCHANGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0849123 (I.R.S. Employer Identification No.)
One Technology Drive, Building G
Irvine, CA 92618
(Address of principal executive offices)
(949) 784-0800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Number of shares outstanding at April 30, 2006:	Common: 9,232,509 Preferred: 0

INTERCHANGE CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERCHANGE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,752	$1,075
Restricted cash	10	10
Marketable securities	10,270	13,244
Accounts receivable, net of allowances of $15 and $30, respectively	1,198	1,138
Prepaid expenses and other current assets	376	377

Total current assets	13,606	15,844

Property and equipment, net	2,497	2,772
Intangible assets, net	3,523	3,760
Goodwill	12,445	12,445
Long-term restricted cash	166	166
Deposits	47	47

Total assets	$32,284	$35,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552	$1,798
Accrued compensation	386	347
Deferred rent	543	575
Accrued royalties	478	496
Other accrued liabilities	776	631
Notes payable	56	84
Deferred revenue	332	295

Total liabilities, all current	4,123	4,226

Minority interest	(1)	(1)

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,232,509 and 9,171,944 issued and outstanding, respectively	—	—
Additional paid-in capital	49,826	48,706
Accumulated comprehensive loss	(135)	(151)
Accumulated deficit	(21,529)	(17,746)

Stockholders’ equity	28,162	30,809

Total liabilities and stockholders’ equity	$32,284	$35,034

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue	$3,151	$5,911

Operating expenses:
Search serving	1,580	3,176
Sales and marketing	2,467	1,338
General and administrative	1,804	961
Research and development	950	556
Amortization of intangibles	237	51

Total operating expenses	7,038	6,082

Operating loss	(3,887)	(171)

Interest and other income	105	314

Income (loss) before income taxes	(3,782)	143
Provision for income taxes	1	12

Net income (loss)	$(3,783)	$131

Per share data:

Basic net income (loss) per share	$(0.41)	$0.02

Diluted net income (loss) per share	$(0.41)	$0.01

Basic weighted average shares outstanding	9,211,044	7,989,608
Diluted weighted average shares outstanding	9,211,044	9,765,291
See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Net income (loss)	$(3,783)	$131

Other comprehensive income (loss):

Foreign currency translation adjustments	(6)	(1)
Unrealized gain (loss) on marketable securities	22	(117)

Total comprehensive income (loss)	$(3,767)	$13

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,783)	$131
Adjustments to reconcile net income (loss) to cash (used in ) provided by operating activities:
Depreciation and amortization	522	180
Provision for doubtful accounts	(15)	5
Non-cash stock based compensation	915	9
Non-cash interest income	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(45)	70
Prepaid expenses and other	1	(136)
Other non-current assets	—	(1)
Accounts payable and accrued liabilities	(112)	270
Deferred revenue	37	(12)

Net cash (used in) provided by operating activities	(2,481)	513

Cash flows from investing activities:
Capital expenditures	(10)	(1,557)
Purchases of marketable securities	—	(6,982)
Proceeds from sales of marketable securities	2,997	3,032
Acquisition, net of cash acquired	—	(13,743)

Net cash provided by (used in) investing activities	2,987	(19,250)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	170	218
Proceeds from issuance of common stock from exercise of warrants	38	—
Payment of notes payable	(28)	—
Payment of financing related costs	(3)	(112)

Net cash provided by financing activities	177	106

Effect of currency changes on cash	(6)	(1)

Net increase (decrease) in cash and cash equivalents	677	(18,632)
Cash and cash equivalents, beginning of period	1,075	24,617

Cash and cash equivalents, end of period	$1,752	$5,985

Supplemental cash flow information:
Interest paid	$2	$—

Income taxes paid	$1	$—

See accompanying notes to the consolidated financial statements.

INTERCHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. Non-cash equity based expense of $9,000 for the three months ended March 31, 2005, is included in general and administrative expense. Payroll taxes payable of $34,000 as of December 31, 2005, is included in accrued compensation.
2. Significant accounting policies
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
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2006 was $483,817.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2006 was $93,150.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2006 was $333,906.
Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The Company performed its annual impairment analysis in December 2005 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of non-amortized assets.

Stock-based compensation
In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).
The Company adopted SFAS No. 123R on January 1, 2006, the beginning of its first quarter of fiscal 2006, using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.
Total stock-based compensation expense recognized for the three months ended March 31, 2006 is as follows (in thousands, except per share amount):

Three months ended
March 31, 2006
Sales and marketing	$172
General and administrative	670
Research and development	73

Total stock-based compensation expense	$915

Basic and diluted net compensation expense per share	$0.10

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.47%
Expected lives (in years)	8.3
Expected dividend yield	None
Expected volatility	83.83%
Prior to the adoption of SFAS No. 123R the Company accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The following table illustrates the pro forma effect of the fair value recognition of stock-based compensation on net income (loss) and net income (loss) per share for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three months ended
March 31, 2005
Net income, as reported	$131

Add: Stock-based compensation expense recorded in accordance with APB No. 25	—

Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(1,096)

Pro forma net loss	$(965)

Net income (loss) per share:
Basic – as reported	$0.02

Basic – pro forma	$(0.12)

Net income (loss) per share:
Diluted – as reported	$0.01

Diluted – pro forma	$(0.12)

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
For the three months ended March 31, 2006, potentially dilutive securities, which consist of options to purchase 1,519,841 shares of common stock at prices ranging from $0.40 to $16.59 per share and warrants to purchase 1,228,184 shares of common stock at prices ranging from $2.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2006	2005
Numerator:
Net income (loss)	$(3,783)	$131

Denominator:
Denominator for basic calculation weighted average shares	9,211	7,990

Dilutive common stock equivalents:
Options	—	799
Warrants	—	976

Denominator for diluted calculation weighted average shares	9,211	9,765

Net income (loss) per share:
Basic net income (loss) per share	$(0.41)	$0.02

Diluted net income (loss) per share	$(0.41)	$0.01

3. Composition of certain balance sheet captions
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Furniture and fixtures	$195	$195
Office equipment	94	93
Computer equipment	1,756	1,754
Computer software	1,176	1,169
Leasehold improvements	580	580

	3,801	3,791
Less accumulated depreciation and amortization	(1,304)	(1,019)

Property and equipment, net	$2,497	$2,772

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Developed technology	$2,233	2,233
Non-compete agreements	261	261
Purchased technology	1,239	1,239
Domain name	701	701

	4,434	4,434
Less accumulated amortization	(911)	(674)

Intangible assets, net	$3,523	$3,760

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
The following table presents summary operating segment information (in thousands):

	Three month ended
	March 31,
	2006	2005
Revenue by segment:
United States	$3,092	$5,810
Europe	59	101

Total revenue	$3,151	$5,911

Operating income (loss) by segment:
United States	$(3,766)	$(192)
Europe	(121)	21

Total operating income (loss)	$(3,887)	$(171)

	March 31,	December 31,
	2006	2005
Total assets by segment:
United States	$32,111	$34,843
Europe	173	191

Total assets	$32,284	$35,034

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 183,404 were outstanding and 27,924 were available for future grant at March 31, 2006.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 334,308 were outstanding and 30,915 were available for future grant at March 31, 2006.

2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 432,148 were outstanding and 72,422 were available for future grant at March 31, 2006.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, thirty-three percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably quarterly over the next eight quarters, provided the optionee remains in service to the Company. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 569,981 were outstanding and 418,019 were available for future grant at March 31, 2006.
Stock option activity under the plans during the three months ended March 31, 2006 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,339,360	$5.95
Granted	327,417	4.62
Exercised	(42,293)	4.01
Cancelled	(104,643)	6.49

Outstanding at March 31, 2006	1,519,841	$5.68

Exercisable at March 31, 2006	804,298	$5.06

Stock option summary information for the plans at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 – $1.00	26,250	1.8	$0.40	26,250	$0.40
$1.01 – $2.00	175,000	6.8	$2.00	175,000	$2.00
$2.01 – $3.00	170,278	7.7	$2.25	120,973	$2.25
$3.01 – $4.00	356,309	6.9	$3.93	210,392	$4.00
$4.01 – $5.00	55,000	9.9	$4.21	—	$—
$5.01 – $6.00	204,250	9.5	$5.63	88,841	$5.66
$6.01 – $7.00	134,064	9.5	$6.39	42,593	$6.38
$7.01 – $8.00	186,500	9.4	$7.52	—	$—
$8.01 – $10.00	70,000	9.2	$9.17	54,996	$9.21
$15.01 – $16.59	142,190	8.2	$15.49	85,253	$15.46

	1,519,841	8.1	$5.68	804,298	$5.06

6. Warrants
Warrant activity during the three months ended March 31, 2006 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,279,575	$8.13
Exercised	(34,099)	3.77
Expired	(17,292)	3.61

Outstanding at March 31, 2006	1,228,184	$8.31

Exercisable at March 31, 2006	1,228,184	$8.31

Warrant summary information at March 31, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 – $2.99	750	0.1	$2.00	750	$2.00
$3.00 – $3.99	443,283	2.3	$3.56	443,283	$3.56
$4.00 – $5.99	289,001	1.2	$4.00	289,001	$4.00
$8.00 – $9.99	15,000	1.5	$8.00	15,000	$8.00
$10.00 – $19.99	315,750	3.6	$10.00	315,750	$10.00
$20.00 – $25.53	164,400	3.8	$25.53	164,400	$25.53

	1,228,184	2.5	$8.31	1,228,184	$8.31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward- looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2005 and for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.
Overview
We provide paid-search advertising services to local and national businesses on the Internet. Our services enable businesses to list their products and services in our distributed Internet search results. Our sponsored listings are derived from our Advertiser Network, which includes our direct advertisers as well as indirect advertisers from other paid-search and directory companies. We supply these aggregated sponsored listings to our own Local.com web site and our Distribution Network, which is a network of web sites and search engines that integrate our search results into their web sites, in response to targeted keyword searches performed by Internet users on those web sites.
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
Stock-based compensation
In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).
We adopted SFAS No. 123R on January 1, 2006, the beginning of our first quarter of fiscal 2006, using the modified-prospective transition method. Under the modified-prospective transition method prior periods of our financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

Total stock-based compensation expense recognized for the three months ended March 31, 2006 is as follows (in thousands, except per share amount):

Three months ended
March 31, 2006
Sales and marketing	$172
General and administrative	670
Research and development	73

Total stock-based compensation expense	$915

Basic and diluted net compensation expense per share	$0.10

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended
	March 31,
	2006	2005
Revenue	100.0%	100.0%

Operating expenses:
Search serving	50.1	53.7
Sales and marketing	78.3	22.6
General and administrative	57.3	16.3
Research and development	30.1	9.4
Amortization of intangibles	7.5	0.9

Total operating expenses	223.3	102.9

Operating loss	(123.3)	(2.9)

Interest and other income	3.3	5.3

Income (loss) before income taxes	(120.0)	2.4

Provision for income taxes	0.0	0.2

Net income (loss)	(120.0)%	2.2%

Three months ended March 31, 2006 and 2005
Revenue
Revenue was $3.2 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively, representing a decrease of $2.8 million or 46.7%.
Revenue from our national business was $2.0 million or 63.7% of our total revenue, revenue from our local business was $1.1 million or 34.4% of our total revenue and revenue from our local international business was $59,000 or 1.9% of our total revenue for the three months ended March 31, 2006.
Revenue from our national business was $5.8 million or 96.8% of our total revenue, revenue from our local business was $87,000 or 1.5% of our total revenue and revenue from our local international business was $101,000 or 1.7% of our total revenue for the three months ended March 31, 2005.
We derived 28.4% of our revenue from direct advertisers and 71.6% of our revenue from our Advertiser Network partners during the three months ended March 31, 2006, as compared to 57.1% of our revenue from direct advertisers and 42.9% from Advertiser Network partners during the three months ended March 31, 2005. Our national Advertiser Network partner, LookSmart, represented 24.7% and 29.5% of our total revenue for the three months ended March 31, 2006 and 2005, respectively, and our local Advertising Network partner, Yahoo, represented 27.8% and 0% of our total revenue for the three months ended March 31, 2006 and 2005, respectively.

No Distribution Network partner represented greater than 10% of our revenue for the three months ended March 31, 2006 or 2005.
The decrease in our total revenue was primarily due to a decreased number of revenue-generating click-throughs from our national business as a result of our efforts to improve traffic quality by applying more stringent filtering criteria to click-throughs from our national Distribution Network. The decrease was partially offset by an increase in click-throughs from our local business as a result of our launch of Local.com in August 2005. Additionally, national advertisers have reduced overall spending with us resulting in lower revenue for the three months ended March 31, 2006. We expect revenue from our national business to continue to decline, revenues from our local business to increase, the percentage of revenue from our Advertiser Network partners to increase and the percentage of revenue from our direct advertisers to decrease as we continue to transition away from national services in order to focus on local search. We derive 100% of our local revenue from our Advertiser Network partners.
Search serving
Search serving expenses were $1.6 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively, representing a decrease of $1.6 million or 50.3%. As a percentage of revenue, search serving expenses were 50.1% and 53.7% for the three months ended March 31, 2006 and 2005, respectively. The decrease in search serving expense was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period.
Sales and marketing
Sales and marketing expenses were $2.5 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $1.1 million or 84.4%. As a percentage of revenue, sales and marketing expenses were 78.3% and 22.6% for the three months ended March 31, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in advertising expenses for our Local.com web site along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
General and administrative
General and administrative expenses were $1.8 million and $961,000 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $843,000 or 87.7%. As a percentage of revenue, general and administrative expenses were 57.3% and 16.3% for the three months ended March 31, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
Research and development
Research and development expenses were $950,000 and $556,000 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $394,000 or 70.9%. As a percentage of revenue, research and development expenses were 30.1% and 9.4% for the three months ended March 31, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop and support our local search services along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
Amortization of intangibles
Amortization of intangibles expense was $237,000 and $51,000 for three months ended March 31, 2006 and 2005, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Interest and other income
Interest and other income was $105,000 and $314,000 for the three months ended March 31, 2006 and 2005, respectively, representing a decrease of $209,000. This decrease was due to lower interest income as a result of less cash to invest.

Provision for income taxes
Provision for income taxes was $1,000 and $12,000 for the three months ended March 31, 2006 and 2005 respectively. These amounts represent the minimum amounts required for state income taxes.
Net income (loss)
We had a net loss of $(3.8 million) and net income of $131,000 for the three months ended March 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $1.8 million as of March 31, 2006 and $1.1 million as of December 31, 2005. Marketable securities were $10.3 million as of March 31, 2006 and $13.2 million as of December 31, 2005. We had working capital of $9.2 million as of March 31, 2006 and $11.6 million as of December 31, 2005.
Net cash (used in) provided by operations was $(2.5 million) and $513,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash provided by operations was due to a decrease in net income partially offset by an increase in non-cash stock option expense.
Net cash provided by (used in) investing activities was $3.0 million and $(19.3 million) for the three months ended March 31, 2006 and 2005, respectively. Investing activity for the three months ended March 31, 2005 included the acquisition of Inspire Infrastructure 2i AB.
Net cash provided by financing activities was $177,000 and $106,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we raised gross proceeds of $170,000 from the exercise of stock options and $38,000 from the exercise of warrants.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk relating to interest rate changes and foreign currency fluctuations.
Interest Rate Risk
Our exposure to interest rate changes relates to our marketable securities. We invest our excess cash in debt instruments of the U. S. government.
Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $2.4 million and $3.2 million at March 31, 2006 and December 31, 2005.
Foreign Currency Risk
We have minimal risk related to foreign currency fluctuations. Less than 2% of our revenues are from sources outside the United States and all sales in the United States are denominated in U.S. dollars. We have subsidiaries in Sweden, Austria, Spain and the United Kingdom; therefore, we are subject to exchange rate risk related to the translation and consolidation of our subsidiaries’ financial statements.
Item 4. Controls and Procedures
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included or incorporated by reference in this Report when evaluating our business or making a decision to invest in our stock. If any of the possible adverse events described below actually occur, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, results of operations or financial condition.
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
We have a history of losses. Although we achieved a net income of $1.5 million for the year ended December 31, 2004, we had a net loss of $6.5 million for the year ended December 31, 2005 and a net loss of $3.8 million for the three months ended March 31, 2006. We also had an accumulated deficit of $21.5 million at March 31, 2006 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations and increasing our level of capital expenditures in order to grow our business and further develop and maintain our services. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

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
We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to Local.com or our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the three months ended March 31, 2006, 72% of our revenue was derived from our Advertiser Network partners. In addition, 100% of our revenues from Local.com are derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.
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
Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We have employment agreements with our three executive officers: Heath B. Clarke (Chief Executive Officer and Chairman of the Board), Stanley B. Crair (President and Chief Operating Officer) and Douglas S. Norman (Chief Financial Officer and Secretary) and five of our key personnel. Each of Messrs. Clarke, Crair and Norman’s employment agreements may be terminated with 30 days notice by either the executive or us. No key man life insurance has been purchased on any of Messrs. Clarke, Crair or Norman. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
On February 28, 2005, we acquired Inspire Infrastructure 2i AB in a share purchase transaction. Under the terms of the agreement, we paid Inspire shareholders $15 million in cash plus additional consideration consisting of up to 447,067 shares of Interchange common stock which are payable upon the achievement of certain business performance criteria in the future. Achieving the benefits we expect from the acquisition will depend in large part on integrating our technology, operations and personnel in a timely and efficient manner to minimize the impact on customers, employees and management. Integrating Inspire Infrastructure 2i AB into our business will be a complex, time consuming and costly process. Failure to timely and successfully integrate the two companies may have a material adverse effect on the combined company’s business, financial condition and results of operations. The difficulties of combining the companies has presented challenges to the combined company’s management, including:
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
The combined company is exposed to other risks that are commonly associated with transactions similar to the acquisition, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. As a result, we cannot assure you that we will realize any of the anticipated benefits of the acquisition, including anticipated cost savings, and failure to do so could adversely affect the business of the combined company.
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
Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our LocalConnect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Although we have filed patent applications and provisional patents on certain parts of our technology, much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We have registered the trademark ePilot and have applied for trademark registration of the LocalSense, Pay Per Connect and Keyword DNA trademarks in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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
Two of our Advertiser Network partners have provided a substantial portion of our revenue; the loss of either of these partners may have a material adverse effect on our operating results.
Our Advertiser Network partner LookSmart, Ltd. represented 25% of our total revenue for the three months ended March 31, 2006. Our Advertiser Network partner Yahoo Inc. represented 28% of our total revenue for the three months ended March 31, 2006. It is difficult to predict whether LookSmart and Yahoo will continue to represent such a significant portion of our revenue in the future. Either partner may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services, in which case our business and financial results may be harmed.
Two customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.
While most of our customers pay for our services in advance, some do not. Two of our customers that do not pay in advance, LookSmart and Yahoo, have and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At March 31, 2006, LookSmart represented 19% and Yahoo represented 48%, of our total accounts receivable. LookSmart’s and Yahoo’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.
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
We had 9,232,509 shares of common stock outstanding on March 31, 2006. Of these shares, 1,518,616 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,519,841 shares of our common stock and warrants to purchase 1,228,184 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2006, we issued 3,080 shares of common stock for the net issuance exercise of 10,120 warrants held by an accredited and sophisticated investor.
In February 2006, we issued 3,712 shares of common stock for the net issuance exercise of 12,500 warrants held by an accredited and sophisticated investor.
The issuances of securities in the transactions described above were deemed exempt from registration under the Securities Act in reliance on Section 4(2).
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.

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

INTERCHANGE CORPORATION

May 12, 2006	/s/ Heath B. Clarke
Date	Heath B. Clarke
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