Form 10-Q
period 2006-06-30
INTERCHANGE CORP
filed 2006-08-04
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 000-50989
INTERCHANGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer    ☐ Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares outstanding at July 31, 2006:	Common:	9,249,445
	Preferred:	0

INTERCHANGE CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERCHANGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,402	$1,075
Restricted cash	41	10
Marketable securities	7,890	13,244
Accounts receivable, net of allowances of $16 and $30, respectively	1,857	1,138
Prepaid expenses and other current assets	331	377

Total current assets	11,521	15,844

Property and equipment, net	2,375	2,772
Intangible assets, net	3,287	3,760
Goodwill	12,213	12,445
Long-term restricted cash	125	166
Deposits	47	47

Total assets	$29,568	$35,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,962	$1,798
Accrued compensation	389	347
Deferred rent	508	575
Accrued royalties	254	496
Other accrued liabilities	731	631
Notes payable	14	84
Deferred revenue	319	295

Total liabilities, all current	4,177	4,226

Minority interest	(1)	(1)

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,235,352 and 9,171,944 issued and outstanding, respectively	—	—
Additional paid-in capital	50,497	48,706
Accumulated comprehensive loss	(101)	(151)
Accumulated deficit	(25,004)	(17,746)

Stockholders’ equity	25,392	30,809

Total liabilities and stockholders’ equity	$29,568	$35,034

See accompanying notes to the condensed consolidated financial statements.

INTERCHANGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$3,374	$4,753	$6,525	$10,663

Operating expenses:
Search serving	1,381	2,638	2,961	5,813
Sales and marketing	3,146	1,507	5,614	2,845
General and administrative	1,549	1,032	3,352	1,993
Research and development	618	459	1,569	1,015
Amortization of intangibles	237	177	473	228

Total operating expenses	6,931	5,813	13,969	11,894

Operating loss	(3,557)	(1,060)	(7,444)	(1,231)

Interest and other income	83	226	188	540

Loss before income taxes	(3,474)	(834)	(7,256)	(691)

Provision (benefit) for income taxes	1	(6)	2	5

Net loss	$(3,475)	$(828)	$(7,258)	$(696)

Per share data:

Basic net loss per share	$(0.38)	$(0.10)	$(0.79)	$(0.08)

Diluted net loss per share	$(0.38)	$(0.10)	$(0.79)	$(0.08)

Basic weighted average shares outstanding	9,233,601	8,536,068	9,222,385	8,264,347
Diluted weighted average shares outstanding	9,233,601	8,536,068	9,222,385	8,264,347
See accompanying notes to the condensed consolidated financial statements.

INTERCHANGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(3,475)	$(828)	$(7,258)	$(696)

Other comprehensive income (loss):

Foreign currency translation adjustments	16	(5)	11	(6)
Net unrealized gain (loss) on marketable securities	18	14	40	(103)

Total comprehensive loss	$(3,441)	$(819)	$(7,207)	$(805)

Supplemental comprehensive income (loss) information:

Unrealized holding gains (losses) arising during period	$23	$14	$61	$(79)
Reclassification adjustment for losses included in net loss	(5)	—	(21)	(24)

Net unrealized gain (loss) on marketable securities	$18	$14	$40	$(103)

See accompanying notes to the condensed consolidated financial statements.

INTERCHANGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,258)	$(696)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,043	521
Provision for doubtful accounts	(15)	19
Non-cash stock based compensation	1,581	80
Non-cash interest income	(5)	(7)
Realized loss on marketable securities	21	24
Changes in operating assets and liabilities:
Accounts receivable	(704)	(298)
Prepaid expenses and other	46	(130)
Accounts payable and accrued liabilities	(3)	(598)
Deferred revenue	24	(25)

Net cash used in operating activities	(5,270)	(1,110)

Cash flows from investing activities:
Capital expenditures	(173)	(2,356)
Purchases of marketable securities	—	(6,983)
Proceeds from sales of marketable securities	5,378	3,008
Increase in restricted cash	10	(112)
Acquisition, net of cash returned (acquired)	232	(15,285)

Net cash provided by (used in) investing activities	5,447	(21,728)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	174	948
Proceeds from issuance of common stock from exercise of warrants	38	1,017
Payment of notes payable	(70)	—
Payment of financing related costs	(3)	(133)

Net cash provided by financing activities	139	1,832

Effect of currency changes on cash	11	(6)

Net increase (decrease) in cash and cash equivalents	327	(21,012)
Cash and cash equivalents, beginning of period	1,075	24,617

Cash and cash equivalents, end of period	$1,402	$3,605

Supplemental cash flow information:
Interest paid	$3	$—

Income taxes paid	$2	$1

Non-cash investing and financing transactions:
Common stock issued for asset purchase		$750

See accompanying notes to the condensed consolidated financial statements.

INTERCHANGE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. Non-cash equity based expense of $71,000 for the three months ended June 30, 2005 and $80,000 for the six months ended June 30, 2005 are included in general and administrative expense for the corresponding periods. Payroll taxes payable of $34,000 as of December 31, 2005, is included in accrued compensation.
2. Significant accounting policies
Principles of consolidation
The Company’s condensed consolidated financial statements include the accounts of Interchange Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Interchange Internet Search GmbH, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions have been eliminated.
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
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2006 was $595,467.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2006 was $114,900.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2006 was $437,175.
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

Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended June 30, 2006, the Company capitalized an additional $144,000 related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $20,000 and $41,000 for the three and six months ended June 30, 2006, respectively. Capitalized web site costs are included in property and equipment, net.
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
Total stock-based compensation expense recognized for the three and six months ended June 30, 2006 is as follows (in thousands, except per share amount):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Sales and marketing	$199	$370
General and administrative	391	1,062
Research and development	76	149

Total stock-based compensation expense	$666	$1,581

Basic and diluted net compensation expense per share	$0.07	$0.17

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

The following table illustrates the pro forma effect of the fair value recognition of stock-based compensation on net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(828)	$(696)

Add: Stock-based compensation expense recorded in accordance with APB No. 25	65	65

Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(1,176)	(2,272)

Pro forma net loss	$(1,939)	$(2,903)

Net loss per share:
Basic – as reported	$(0.10)	$(0.08)

Basic – pro forma	$(0.23)	$(0.35)

Net loss per share:
Diluted – as reported	$(0.10	$(0.08)

Diluted – pro forma	$(0.23)	$(0.35)

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
For the three and six months ended June 30, 2006, potentially dilutive securities, which consist of options to purchase 1,571,814 shares of common stock at prices ranging from $0.40 to $16.59 per share and warrants to purchase 1,199,414 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
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

	June 30,	December 31,
	2006	2005
Furniture and fixtures	$197	$195
Office equipment	93	93
Computer equipment	1,761	1,754
Computer software	1,333	1,169
Leasehold improvements	580	580

	3,964	3,791
Less accumulated depreciation and amortization	(1,589)	(1,019)

Property and equipment, net	$2,375	$2,772

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Developed technology	$2,233	2,233
Non-compete agreements	261	261
Purchased technology	1,239	1,239
Domain name	701	701

	4,434	4,434
Less accumulated amortization	(1,147)	(674)

Intangible assets, net	$3,287	$3,760

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
The following table presents summary operating segment information (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue by segment:
United States	$3,300	$4,525	$6,392	$10,334
Europe	74	228	133	329

Total revenue	$3,374	$4,753	$6,525	$10,663

Operating income (loss) by segment:
United States	$(3,495)	$(1,071)	$(7,260)	$(1,262)
Europe	(62)	11	(184)	31

Total operating loss	$(3,557)	$(1,060)	$(7,444)	$(1,231)

	June 30,	December 31,
	2006	2005
Total assets by segment:
United States	$29,389	$34,843
Europe	179	191

Total assets	$29,568	$35,034

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 180,472 were outstanding and 30,856 were available for future grant at June 30, 2006.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 334,308 were outstanding and 30,915 were available for future grant at June 30, 2006.

2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 405,678 were outstanding and 96,691 were available for future grant at June 30, 2006.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, thirty-three percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably quarterly over the next eight quarters, provided the optionee remains in service to the Company. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 651,356 were outstanding and 336,644 were available for future grant at June 30, 2006.
Stock option activity under the plans during the six months ended June 30, 2006 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,339,360	$5.95
Granted	436,417	4.32
Exercised	(44,494)	3.92
Cancelled	(159,469)	6.74

Outstanding at June 30, 2006	1,571,814	$5.47

Exercisable at June 30, 2006	879,457	$5.21

Stock option summary information for the plans at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 — $1.00	26,250	1.5	$0.40	26,250	$0.40
$1.01 — $2.00	175,000	6.5	$2.00	175,000	$2.00
$2.01 — $3.00	162,163	7.4	$2.25	132,314	$2.25
$3.01 — $4.00	444,252	7.3	$3.79	207,460	$4.00
$4.01 — $5.00	63,000	9.7	$4.25	—	$—
$5.01 — $6.00	198,152	8.3	$5.62	94,945	$5.65
$6.01 — $7.00	116,564	9.1	$6.39	59,247	$6.39
$7.01 — $8.00	186,500	9.1	$7.52	36,053	$7.75
$8.01 — $10.00	70,000	8.9	$9.17	63,333	$9.21
$15.01 — $16.59	129,933	8.3	$15.53	84,855	$15.50

	1,571,814	7.9	$5.47	879,457	$5.21

6. Warrants
Warrant activity during the six months ended June 30, 2006 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,279,575	$8.13
Exercised	(35,932)	3.74
Expired	(44,229)	3.80

Outstanding at June 30, 2006	1,199,414	$8.42

Exercisable at June 30, 2006	1,199,414	$8.42

Warrant summary information at June 30, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 — $3.99	441,450	2.0	$3.56	441,450	$3.56
$4.00 — $5.99	262,814	1.1	$4.00	262,814	$4.00
$8.00 — $9.99	15,000	1.3	$8.00	15,000	$8.00
$10.00 — $19.99	315,750	3.3	$10.00	315,750	$10.00
$20.00 — $25.53	164,400	3.5	$25.53	164,400	$25.53

	1,199,414	2.3	$8.42	1,199,414	$8.42

7. Inspire Infrastructure 2i AB acquisition
On February 28, 2005, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $409,000. Under the terms of the acquisition, Inspire shareholders could have received additional consideration consisting of up to 447,067 shares of Interchange common stock, valued at $7.5 million based upon a 30-day moving average at the date of acquisition, which was payable upon the achievement of certain future business performance criteria.
On May 15, 2006, the Company entered into a Share Purchase Termination Agreement with Interchange Europe Holding Corporation, a wholly owned subsidiary of the Company, and the five former shareholders of Inspire Infrastructure 2i AB (Sellers) to terminate all provisions of the Share Purchase Agreement dated February 2, 2005, except for Provision 10 – Non-Compete and Section 11.7 – Confidentiality. As a result of this termination, $232,000 of the cash escrow was returned to the Company which reduced goodwill. In addition, the Sellers will not earn or receive the additional consideration of 447,067 shares of Interchange common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward- looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur..
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2005 and for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 22, 2006.
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
On March 7, 2006, we issued a press release announcing that we have retained investment banking firm Merriman Curhan Ford & Co. to assist in reviewing strategic alternatives available to us in connection with our national search business. Merriman Curhan Ford & Co. helped our Board of Directors analyze options including, but not limited to, the combination, sale or merger of the national search business with another entity. Our resources are currently being utilized almost entirely on developing our products and services to address the needs of the local search market. On July 25, 2006, we terminated our arrangement with Merriman Curhan Ford & Co. Although we are focusing all our resources on our local search business and our Local.com web site, we will continue to operate our national search business until it no longer makes positive contributions to our financial results.
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

Total stock-based compensation expense recognized for the three and six months ended June 30, 2006 is as follows (in thousands, except per share amount):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Sales and marketing	$199	$370
General and administrative	391	1,062
Research and development	76	149

Total stock-based compensation expense	$666	$1,581

Basic and diluted net compensation expense per share	$0.07	$0.17

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	40.9	55.5	45.4	54.5
Sales and marketing	93.3	31.7	86.0	26.7
General and administrative	45.9	21.7	51.4	18.7
Research and development	18.3	9.7	24.0	9.5
Amortization of intangibles	7.0	3.7	7.3	2.1

Total operating expenses	205.4	122.3	214.1	111.5

Operating loss	(105.4)	(22.3)	(114.1)	(11.5)

Interest and other income	2.4	4.8	2.9	5.0

Loss before income taxes	(103.0)	(17.5)	(111.2)	(6.5)

Provision (benefit) for income taxes	0.0	(0.1)	0.0	0.0

Net loss	(103.0)%	(17.4)%	(111.2)%	(6.5)%

Three months ended June 30, 2006 and 2005
Revenue
Revenue was $3.4 million and $4.8 million for the three months ended June 30, 2006 and 2005, respectively, representing a decrease of $1.4 million or 29.0%.
Revenue from our national business was $1.7 million or 49.9% of our total revenue, revenue from our local business was $1.6 million or 47.9% of our total revenue and revenue from our local international business was $74,000 or 2.2% of our total revenue for the three months ended June 30, 2006.
Revenue from our national business was $4.4 million or 93.1% of our total revenue, revenue from our local business was $102,000 or 2.1% of our total revenue and revenue from our local international business was $228,000 or 4.8% of our total revenue for the three months ended June 30, 2005.

We derived 34.9% of our revenue from direct advertisers and 65.1% of our revenue from our Advertiser Network partners during the three months ended June 30, 2006, as compared to 62.3% of our revenue from direct advertisers and 37.7% from Advertiser Network partners during the three months ended June 30, 2005. Our national Advertiser Network partner, LookSmart, represented 15.2% and 26.6% of our total revenue for the three months ended June 30, 2006 and 2005, respectively, and our local Advertising Network partner, Yahoo, represented 36.8% and 0% of our total revenue for the three months ended June 30, 2006 and 2005, respectively.
No Distribution Network partner represented greater than 10% of our revenue for the three months ended June 30, 2006 or 2005.
The decrease in our total revenue was primarily due to a decreased number of revenue-generating click-throughs from our national business as a result of national advertisers reducing overall spending with us. The decrease was partially offset by an increase in click-throughs from our local business as a result of our launch of Local.com in August 2005. We expect revenue from our national business to continue to decline, revenues from our local business to increase, the percentage of revenue from our Advertiser Network partners to increase and the percentage of revenue from our direct advertisers to decrease as we continue to transition away from national services in order to focus on local search. We derive 100% of our local revenue from our Advertiser Network partners.
Search serving
Search serving expenses were $1.4 million and $2.6 million for the three months ended June 30, 2006 and 2005, respectively, representing a decrease of $1.3 million or 47.6%. As a percentage of revenue, search serving expenses were 40.9% and 55.5% for the three months ended June 30, 2006 and 2005, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generating from our local search business which has minimal search serving expense associated with it.
Sales and marketing
Sales and marketing expenses were $3.1 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $1.6 million or 108.8%. As a percentage of revenue, sales and marketing expenses were 93.3% and 31.7% for the three months ended June 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in advertising expenses and traffic acquisition costs (TAC) for our Local.com web site, along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $1.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $517,000 or 50.0%. As a percentage of revenue, general and administrative expenses were 45.9% and 21.7% for the three months ended June 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
Research and development
Research and development expenses were $618,000 and $459,000 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $159,000 or 34.6%. As a percentage of revenue, research and development expenses were 18.3% and 9.7% for the three months ended June 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R partially offset by the capitalization of website development costs. We capitalized an additional $144,000 of research and development expenses for website development and amortized $20,000 during the three months ended June 30, 2006. There was no website development activity in the three months ended June 30, 2005.

Amortization of intangibles
Amortization of intangibles expense was $237,000 and $177,000 for three months ended June 30, 2006 and 2005, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Interest and other income
Interest and other income was $83,000 and $226,000 for the three months ended June 30, 2006 and 2005, respectively, representing a decrease of $143,000. This decrease was due to lower interest income as a result of less cash to invest.
Provision (benefit) for income taxes
Provision (benefit) for income taxes was $1,000 and $(6,000) for the three months ended June 30, 2006 and 2005 respectively. These amounts represent the minimum amounts required for state and foreign income taxes.
Net loss
We had a net loss of $3.5 million and $828,000 for the three months ended June 30, 2006 and 2005, respectively.
Six months ended June 30, 2006 and 2005
Revenue
Revenue was $6.5 million and $10.7 million for the six months ended June 30, 2006 and 2005, respectively, representing a decrease of $4.1 million or 38.8%.
Revenue from our national business was $3.7 million or 56.5% of our total revenue, revenue from our local business was $2.7 million or 41.4% of our total revenue and revenue from our local international business was $133,000 or 2.0% of our total revenue for the six months ended June 30, 2006.
Revenue from our national business was $10.1 million or 95.1% of our total revenue, revenue from our local business was $189,000 or 1.8% of our total revenue and revenue from our local international business was $329,000 or 3.1% of our total revenue for the six months ended June 30, 2005.
We derived 35.2% of our revenue from direct advertisers and 64.8% of our revenue from our Advertiser Network partners during the six months ended June 30, 2006, as compared to 59.4% of our revenue from direct advertisers and 40.6% from Advertiser Network partners during the six months ended June 30, 2005. Our national Advertiser Network partner, LookSmart, represented 19.8% and 28.0% of our total revenue for the six months ended June 30, 2006 and 2005, respectively, and our local Advertising Network partner, Yahoo, represented 32.5% and 0% of our total revenue for the six months ended June 30, 2006 and 2005, respectively.
No Distribution Network partner represented greater than 10% of our revenue for the six months ended June 30, 2006 or 2005.
The decrease in our total revenue was primarily due to a decreased number of revenue-generating click-throughs from our national business as a result of national advertisers reducing overall spending with us. The decrease was partially offset by an increase in click-throughs from our local business as a result of our launch of Local.com in August 2005. We expect revenue from our national business to continue to decline, revenues from our local business to increase, the percentage of revenue from our Advertiser Network partners to increase and the percentage of revenue from our direct advertisers to decrease as we continue to transition away from national services in order to focus on local search. We derive 100% of our local revenue from our Advertiser Network partners.
Search serving
Search serving expenses were $3.0 million and $5.8 million for the six months ended June 30, 2006 and 2005, respectively, representing a decrease of $2.9 million or 49.1%. As a percentage of revenue, search serving expenses were 45.4% and 54.5% for the six months ended June 30, 2006 and 2005, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generating from our local search business which has minimal search serving expense associated with it.

Sales and marketing
Sales and marketing expenses were $5.6 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $2.8 million or 97.3%. As a percentage of revenue, sales and marketing expenses were 86.0% and 26.7% for the six months ended June 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in advertising expenses and traffic acquisition costs (TAC) for our Local.com web site, along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $3.4 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $1.4 million or 68.2%. As a percentage of revenue, general and administrative expenses were 51.4% and 18.7% for the six months ended June 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
Research and development
Research and development expenses were $1.6 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $554,000 or 54.6%. As a percentage of revenue, research and development expenses were 24.0% and 9.5% for the six months ended June 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R partially offset by the capitalization of website development costs. We capitalized an additional $144,000 of research and development expenses for website development and amortized $41,000 during the six months ended June 30, 2006. There was no website development activity in the six months ended June 30, 2005.
Amortization of intangibles
Amortization of intangibles expense was $473,000 and $228,000 for six months ended June 30, 2006 and 2005, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Interest and other income
Interest and other income was $188,000 and $540,000 for the six months ended June 30, 2006 and 2005, respectively, representing a decrease of $352,000. This decrease was due to lower interest income as a result of less cash to invest.
Provision (benefit) for income taxes
Provision (benefit) for income taxes was $2,000 and $5,000 for the six months ended June 30, 2006 and 2005 respectively. These amounts represent the minimum amounts required for state and foreign income taxes.
Net loss
We had a net loss of $7.3 million and $696,000 for the six months ended June 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $1.4 million as of June 30, 2006 and $1.1 million as of December 31, 2005. Marketable securities were $7.9 million as of June 30, 2006 and $13.2 million as of December 31, 2005. We had working capital of $7.3 million as of June 30, 2006 and $11.6 million as of December 31, 2005.
Net cash used in operations was $5.3 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used by operations was due to an increase in net loss partially offset by an increase in depreciation and amortization and non-cash stock based compensation.

Net cash provided by (used in) investing activities was $5.4 million and $(21.7 million) for the six months ended June 30, 2006 and 2005, respectively. Investing activity for the six months ended June 30, 2005 included the acquisition of Inspire Infrastructure 2i AB.
Net cash provided by financing activities was $139,000 and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we raised gross proceeds of $174,000 from the exercise of stock options and $38,000 from the exercise of warrants.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Inspire Infrastructure 2i AB acquisition
On February 28, 2005, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company. Under the terms of the acquisition, Inspire shareholders received $15.0 million in cash and cash acquisition costs of $409,000. Under the terms of the acquisition, Inspire shareholders could have received additional consideration consisting of up to 447,067 shares of our common stock, valued at $7.5 million based upon a 30-day moving average at the date of acquisition, which was payable upon the achievement of certain future business performance criteria.
On May 15, 2006, we entered into a Share Purchase Termination Agreement with Interchange Europe Holding Corporation, our wholly owned subsidiary, and the five former shareholders of Inspire Infrastructure 2i AB (Sellers) to terminate all provisions of the Share Purchase Agreement dated February 2, 2005, except for Provision 10 – Non-Compete and Section 11.7 – Confidentiality. As a result of this termination, $232,000 of the cash escrow was returned us which reduced goodwill. In addition, the Sellers will not earn or receive the additional consideration of 447,067 shares of our common stock.
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
Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $1.8 million and $3.2 million at June 30, 2006 and December 31, 2005.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
Information on risk factors can be found in “Part II, ITEM 6. Management’s Discussion and Analysis or Plan or Operation” under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the period ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2006, we issued 642 shares of common stock for the net issuance exercise of 1,333 warrants held by an accredited and sophisticated investor.
The issuance of securities in the transaction described above were deemed exempt from registration under the Securities Act in reliance on Section 4(2).
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

INTERCHANGE CORPORATION

August 4, 2006	/s/ Heath B. Clarke
Date	Heath B. Clarke
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