Form 10-Q
period 2006-09-30
LOCAL.COM
filed 2006-11-03
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 000-50989
LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

Number of shares outstanding at October 31, 2006:	Common:	9,294,725
	Preferred:	0

LOCAL.COM CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,383	$1,075
Restricted cash	41	10
Marketable securities	5,951	13,244
Accounts receivable, net of allowances of $31 and $30, respectively	2,911	1,138
Prepaid expenses and other current assets	240	377

Total current assets	10,526	15,844

Property and equipment, net	2,173	2,772
Intangible assets, net	3,050	3,760
Goodwill	12,213	12,445
Long-term restricted cash	125	166
Deposits	47	47

Total assets	$28,134	$35,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,078	$1,798
Accrued compensation	373	347
Deferred rent	470	575
Accrued royalties	244	496
Other accrued liabilities	490	631
Notes payable	—	84
Deferred revenue	271	295

Total liabilities, all current	4,926	4,226

Minority interest	(1)	(1)

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,283,935 and 9,171,944 issued and outstanding, respectively	—	—
Additional paid-in capital	51,104	48,706
Accumulated comprehensive loss	(59)	(151)
Accumulated deficit	(27,836)	(17,746)

Stockholders’ equity	23,209	30,809

Total liabilities and stockholders’ equity	$28,134	$35,034

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$4,059	$4,058	$10,584	$14,722

Operating expenses:
Search serving	1,126	3,044	4,087	8,857
Sales and marketing	3,645	1,456	9,258	4,302
General and administrative	1,295	983	4,647	2,976
Research and development	643	654	2,212	1,669
Amortization of intangibles	236	257	710	485

Total operating expenses	6,945	6,394	20,914	18,289

Operating loss	(2,886)	(2,336)	(10,330)	(3,567)

Interest and other income	54	83	252	623

Loss before income taxes	(2,832)	(2,253)	(10,088)	(2,944)

Provision for income taxes	—	514	2	520

Net loss	$(2,832)	$(2,767)	$(10,090)	$(3,464)

Per share data:

Basic net loss per share	$(0.31)	$(0.31)	$(1.09)	$(0.42)

Diluted net loss per share	$(0.31)	$(0.31)	$(1.09)	$(0.42)

Basic weighted average shares outstanding	9,257,201	8,959,076	9,234,118	8,280,887
Diluted weighted average shares outstanding	9,257,201	8,959,076	9,234,118	8,280,887
See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(2,832)	$(2,767)	$(10,090)	$(3,464)

Other comprehensive income (loss):

Foreign currency translation adjustments	(16)	2	(5)	(4)
Net unrealized gain (loss) on marketable securities	58	(51)	97	(118)

Total comprehensive loss	$(2,790)	$(2,816)	$(9,998)	$(3,586)

Supplemental comprehensive income (loss) information:

Foreign currency translation adjustments arising during period	$(15)	$2	$(4)	$(4)
Reclassification adjustment for losses included in net loss	(1)	—	(1)	—

Foreign currency translation adjustments	$(16)	$2	$(5)	$(4)

Unrealized holding gains (losses) arising during period	$73	$(51)	$133	$(94)
Reclassification adjustment for losses included in net loss	(15)	—	(36)	(24)

Net unrealized gain (loss) on marketable securities	$58	$(51)	$97	$(118)

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,090)	$(3,464)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,649	1,000
Provision for doubtful accounts	—	19
Non-cash stock based compensation	1,982	102
Non-cash interest income	(7)	(12)
Realized loss on marketable securities	36	24
Realized loss on foreign exchange translation	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,773)	425
Prepaid expenses and other	137	(56)
Deferred tax assets	—	678
Accounts payable and accrued liabilities	807	(439)
Deferred revenue	(24)	(102)

Net cash used in operating activities	(7,282)	(1,771)

Cash flows from investing activities:
Capital expenditures	(346)	(2,828)
Purchases of marketable securities	—	(6,982)
Proceeds from sales of marketable securities	7,361	3,018
Increase in restricted cash	10	(112)
Decrease in minority interest	—	(1)
Proceeds from sale of property and equipment	6	—
Acquisition, net of cash returned (acquired)	232	(15,285)

Net cash provided by (used in) investing activities	7,263	(22,200)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	341	1,267
Proceeds from issuance of common stock from exercise of warrants	77	1,103
Payment of notes payable	(84)	—
Swing sale profit contribution	1	—
Payment of financing related costs	(3)	(174)

Net cash provided by financing activities	332	2,196

Effect of currency changes on cash	(5)	(4)

Net increase (decrease) in cash and cash equivalents	308	(21,779)
Cash and cash equivalents, beginning of period	1,075	24,617

Cash and cash equivalents, end of period	$1,383	$2,838

Supplemental cash flow information:
Interest paid	$3	$—

Income taxes paid	$2	$19

Non-cash investing and financing transactions:
Common stock issued for asset purchase		$750

Leasehold improvements		$547

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission.
On November 2, 2006, the Company changed its name from Interchange Corporation to Local.com Corporation. The Company amended its Amended and Restated Certificate of Incorporation in connection with a merger of a wholly-owned subsidiary of the Company with and into the Company in accordance with Section 253 of the Delaware General Corporation Law.
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. Non-cash equity based expense of $22,000 for the three months ended September 30, 2005 and $102,000 for the nine months ended September 30, 2005 are included in general and administrative expense for the corresponding periods. Payroll taxes payable of $34,000 as of December 31, 2005, is included in accrued compensation.
2. Significant accounting policies
Principles of consolidation
The Company’s condensed consolidated financial statements include the accounts of Local.com Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions have been eliminated.
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
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2006 was $707,717.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2006 was $136,650.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2006 was $540,445.
Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exist. For goodwill, the Company engages an independent appraiser to assist management in the determination of the fair value its reporting units and compares the resulting fair value to carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the intangible asset to determine if there is an impairment. The Company performed its annual impairment analysis in December 2005 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended September 30, 2006, the Company capitalized an additional $144,000 related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $107,000 and $148,000 for the three and nine months ended September 30, 2006, respectively. Capitalized web site costs are included in property and equipment, net.
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
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2006 is as follows (in thousands, except per share amount):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Sales and marketing	$96	$467
General and administrative	262	1,324
Research and development	42	191

Total stock-based compensation expense	$400	$1,982

Basic and diluted net compensation expense per share	$0.04	$0.21

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.50%
Expected lives (in years)	8.1
Expected dividend yield	None
Expected volatility	86.44%

Prior to the adoption of SFAS No. 123R the Company accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.
The following table illustrates the pro forma effect of the fair value recognition of stock-based compensation on net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(2,767)	$(3,464)

Add: Stock-based compensation expense recorded in accordance with APB No. 25	22	102

Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(1,214)	(3,486)

Pro forma net loss	$(3,959)	$(6,848)

Net loss per share:
Basic – as reported	$(0.31)	$(0.42)

Basic – pro forma	$(0.44)	$(0.83)

Net loss per share:
Diluted – as reported	$(0.31)	$(0.42)

Diluted – pro forma	$(0.44)	$(0.83)

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
For the three and nine months ended September 30, 2006, potentially dilutive securities, which consist of options to purchase 1,554,602 shares of common stock at prices ranging from $0.40 to $16.59 per share and warrants to purchase 1,164,414 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
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

	September 30,	December 31,
	2006	2005
Furniture and fixtures	$199	$195
Office equipment	94	93
Computer equipment	1,759	1,754
Computer software	1,358	1,169
Leasehold improvements	580	580

	3,990	3,791
Less accumulated depreciation and amortization	(1,817)	(1,019)

Property and equipment, net	$2,173	$2,772

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Developed technology	$2,233	2,233
Non-compete agreements	261	261
Purchased technology	1,239	1,239
Domain name	701	701

	4,434	4,434

Less accumulated amortization	(1,384)	(674)

Intangible assets, net	$3,050	$3,760

4. Geographic reporting information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue by geographic region:
United States	$4,045	$3,959	$10,437	$14,293
Europe	14	99	147	429

Total revenue	$4,059	$4,058	$10,584	$14,722

Operating loss by geographic region:
United States	$(2,748)	$(2,215)	$(10,008)	$(3,477)
Europe	(138)	(121)	(322)	(90)

Total operating loss	$(2,886)	$(2,336)	$(10,330)	$(3,567)

	September 30,	December 31,
	2006	2005
Total assets by geographic region:
United States	$27,998	$34,843
Europe	136	191

Total assets	$28,134	$35,034

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase share of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 177,847 were outstanding and 33,856 were available for future grant at September 30, 2006.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 334,308 were outstanding and 30,915 were available for future grant at September 30, 2006.

2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of nine months, while the remainder of the grant is exercisable ratably over the next twenty-seven month period, provided the optionee remains in service to the Company. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 389,591 were outstanding and 104,955 were available for future grant at September 30, 2006.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, thirty-three percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably quarterly over the next eight quarters, provided the optionee remains in service to the Company. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 652,856 were outstanding and 308,644 were available for future grant at September 30, 2006.
Stock option activity under the plans during the nine months ended September 30, 2006 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,339,360	$5.95
Granted	472,417	4.40
Exercised	(81,442)	4.20
Cancelled	(175,733)	6.80

Outstanding at September 30, 2006	1,554,602	$5.47

Exercisable at September 30, 2006	909,018	$5.33

Stock option summary information for the plans at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $1.00	23,625	1.3	$0.40	23,625	$0.40
$1.01 - $2.00	175,000	3.1	$2.00	175,000	$2.00
$2.01 - $3.00	157,359	5.8	$2.25	140,283	$2.25
$3.01 - $4.00	434,752	6.8	$3.79	203,460	$4.00
$4.01 - $5.00	76,000	7.9	$4.32	—	$—
$5.01 - $6.00	186,500	9.1	$5.67	79,411	$5.72
$6.01 - $7.00	119,064	9.0	$6.37	67,976	$6.38
$7.01 - $8.00	186,500	8.9	$7.52	66,816	$7.56
$8.01 - $10.00	70,000	8.7	$9.17	64,166	$9.20
$15.01 - $16.59	125,802	7.8	$15.55	88,281	$15.53

	1,554,602	7.1	$5.47	909,018	$5.33

6. Warrants
Warrant activity during the nine months ended September 30, 2006 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,279,575	$8.13
Exercised	(70,932)	3.85
Expired	(44,229)	3.80

Outstanding at September 30, 2006	1,164,414	$8.55

Exercisable at September 30, 2006	1,164,414	$8.55

Warrant summary information at September 30, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $3.99	436,450	1.8	$3.56	436,450	$3.56
$4.00 - $5.99	232,814	1.0	$4.00	232,814	$4.00
$8.00 - $9.99	15,000	1.0	$8.00	15,000	$8.00
$10.00 - $19.99	315,750	3.1	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	3.3	$25.53	164,400	$25.53

	1,164,414	2.2	$8.55	1,164,414	$8.55

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
Recent events
On November 2, 2006, we changed our name from Interchange Corporation to Local.com Corporation. We amended our Amended and Restated Certificate of Incorporation in connection with a merger of our wholly-owned subsidiary with and into us in accordance with Section 253 of the Delaware General Corporation Law. As a result of the name change, we have also changed the ticker symbol under which our stock trades on the Nasdaq National Market to NASDAQ: LOCM.
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
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2006 is as follows (in thousands, except per share amount):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Sales and marketing	$96	$467
General and administrative	262	1,324
Research and development	42	191

Total stock-based compensation expense	$400	$1,982

Basic and diluted net compensation expense per share	$0.04	$0.21

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	27.8	75.5	38.6	60.2
Sales and marketing	89.8	35.9	87.5	29.2
General and administrative	31.9	24.2	43.9	20.2
Research and development	15.8	16.1	20.9	11.3
Amortization of intangibles	5.8	6.3	6.7	3.3

Total operating expenses	171.1	157.5	197.6	124.2

Operating loss	(71.1)	(57.5)	(97.6)	(24.2)

Interest and other income	1.3	2.0	2.3	4.2

Loss before income taxes	(69.8)	(55.5)	(95.3)	(20.0)

Provision (benefit) for income taxes	0.0	12.7	0.0	3.5

Net loss	(69.8)%	(68.2)%	(95.3)%	(23.5)%

Three months ended September 30, 2006 and 2005
Revenue
Revenue was $4.1 million for each of the three months ended September 30, 2006 and 2005.

Revenue from our national business was $1.3 million or 31.8% of our total revenue, revenue from our local business was $2.8 million or 67.9% of our total revenue and revenue from our local international business was $14,000 or 0.3% of our total revenue for the three months ended September 30, 2006.
Revenue from our national business was $3.9 million or 95.0% of our total revenue, revenue from our local business was $106,000 or 2.6% of our total revenue and revenue from our local international business was $99,000 or 2.4% of our total revenue for the three months ended September 30, 2005.
We derived 14.6% of our revenue from direct advertisers and 85.4% of our revenue from our Advertiser Network partners during the three months ended September 30, 2006, as compared to 58.5% of our revenue from direct advertisers and 41.5% from Advertiser Network partners during the three months ended September 30, 2005. Our national Advertiser Network partner, LookSmart, represented 12.7% and 28.2% of our total revenue for the three months ended September 30, 2006 and 2005, respectively, and our local Advertising Network partner, Yahoo, represented 45.6% and 0% of our total revenue for the three months ended September 30, 2006 and 2005, respectively.
No Distribution Network partner represented greater than 10% of our revenue for the three months ended September 30, 2006 or 2005.
Revenue was unchanged for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as the decrease in revenue from our national business was offset by an increase in revenue from our local business. We expect revenue from our national business to continue to decline, revenues from our local business to increase, the percentage of revenue from our Advertiser Network partners to increase and the percentage of revenue from our direct advertisers to decrease as we continue to transition away from national services in order to focus on local search. We derive 100% of our local revenue from our Advertiser Network partners.
Search serving
Search serving expenses were $1.1 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively, representing a decrease of $1.9 million or 63.0%. As a percentage of revenue, search serving expenses were 27.7% and 75.0% for the three months ended September 30, 2006 and 2005, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generating from our local search business which has minimal search serving expense associated with it.
Sales and marketing
Sales and marketing expenses were $3.6 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $2.2 million or 150.3%. As a percentage of revenue, sales and marketing expenses were 89.8% and 35.9% for the three months ended September 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in advertising expenses and traffic acquisition costs (TAC) for our Local.com web site, along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $1.3 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $297,000 or 30.2%. As a percentage of revenue, general and administrative expenses were 31.9% and 24.2% for the three months ended September 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
Research and development
Research and development expenses were $643,000 and $654,000 for the three months ended September 30, 2006 and 2005, respectively, representing a decrease of $11,000 or 1.7%. As a percentage of revenue, research and development expenses were 15.8% and 16.1% for the three months ended September 30, 2006 and 2005, respectively. The decrease in absolute dollars was primarily due to the capitalization of website development costs partially offset by an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We capitalized an additional $144,000 of research and development expenses for website development and amortized $107,000 during the three months ended September 30, 2006. There was no website development activity in the three months ended September 30, 2005.
Amortization of intangibles
Amortization of intangibles expense was $236,000 and $257,000 for three months ended September 30, 2006 and 2005, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Interest and other income
Interest and other income was $54,000 and $83,000 for the three months ended September 30, 2006 and 2005, respectively, representing a decrease of $29,000. This decrease was due to lower interest income as a result of less cash to invest.
Provision for income taxes
Provision for income taxes was zero and $514,000 for the three months ended September 30, 2006 and 2005 respectively. During the quarter ended September 30, 2005, we revised our valuation allowance to provide a full valuation allowance against our deferred tax assets. Based on available evidence, both positive and negative, we felt it was “more likely than not” that all of our deferred tax assets would not be realized. We evaluate, at least quarterly, the realizability of our deferred tax assets and assess the need for a valuation allowance. Examples of evidence considered in our periodic assessments include, but are not limited to, our historical operating performance, future earnings projections and possible tax-planning strategies. If sufficient positive evidence becomes apparent, we may be required to reduce our valuation allowance, in whole or in part, resulting in income tax benefits reflected in our statement of operations.
Net loss
We had a net loss of $2.8 million for each of the three months ended September 30, 2006 and 2005.
Nine months ended September 30, 2006 and 2005
Revenue
Revenue was $10.6 million and $14.7 million for the nine months ended September 30, 2006 and 2005, respectively, representing a decrease of $4.1 million or 28.1%.
Revenue from our national business was $5.0 million or 47.0% of our total revenue, revenue from our local business was $5.5 million or 51.6% of our total revenue and revenue from our local international business was $147,000 or 1.4% of our total revenue for the nine months ended September 30, 2006.
Revenue from our national business was $14.0 million or 95.1% of our total revenue, revenue from our local business was $295,000 or 2.0% of our total revenue and revenue from our local international business was $429,000 or 2.9% of our total revenue for the nine months ended September 30, 2005.
We derived 23.1% of our revenue from direct advertisers and 76.9% of our revenue from our Advertiser Network partners during the nine months ended September 30, 2006, as compared to 59.1% of our revenue from direct advertisers and 40.9% from Advertiser Network partners during the nine months ended September 30, 2005. Our national Advertiser Network partner, LookSmart, represented 17.1% and 29.5% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively, and our local Advertising Network partner, Yahoo, represented 37.5% and 0% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively.
No Distribution Network partner represented greater than 10% of our revenue for the nine months ended September 30, 2006 or 2005.

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
Search serving
Search serving expenses were $4.0 million and $8.9 million for the nine months ended September 30, 2006 and 2005, respectively, representing a decrease of $4.8 million or 53.9%. As a percentage of revenue, search serving expenses were 38.6% and 60.2% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generating from our local search business which has minimal search serving expense associated with it.
Sales and marketing
Sales and marketing expenses were $9.3 million and $4.3 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $5.0 million or 115.2%. As a percentage of revenue, sales and marketing expenses were 87.5% and 29.2% for the nine months ended September 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in advertising expenses and traffic acquisition costs (TAC) for our Local.com web site, along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $4.6 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $1.7 million or 55.6%. As a percentage of revenue, general and administrative expenses were 43.9% and 20.2% for the nine months ended September 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.
Research and development
Research and development expenses were $2.2 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $543,000 or 32.5%. As a percentage of revenue, research and development expenses were 20.9% and 11.3% for the nine months ended September 30, 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R partially offset by the capitalization of website development costs. We capitalized an additional $288,000 of research and development expenses for website development and amortized $148,000 during the nine months ended September 30, 2006. There was no website development activity in the nine months ended September 30, 2005.
Amortization of intangibles
Amortization of intangibles expense was $725,000 and $485,000 for nine months ended September 30, 2006 and 2005, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Interest and other income
Interest and other income was $252,000 and $623,000 for the nine months ended September 30, 2006 and 2005, respectively, representing a decrease of $371,000. This decrease was due to lower interest income as a result of less cash to invest.

Provision for income taxes
Provision for income taxes was $2,000 and $520,000 for the nine months ended September 30, 2006 and 2005 respectively. During the quarter ended September 30, 2005, we revised our valuation allowance to provide a full valuation allowance against our deferred tax assets. Based on available evidence, both positive and negative, we felt it was “more likely than not” that all of our deferred tax assets would not be realized. We evaluate, at least quarterly, the realizability of our deferred tax assets and assess the need for a valuation allowance. Examples of evidence considered in our periodic assessments include, but are not limited to, our historical operating performance, future earnings projections and possible tax-planning strategies. If sufficient positive evidence becomes apparent, we may be required to reduce our valuation allowance, in whole or in part, resulting in income tax benefits reflected in our statement of operations.
Net loss
We had a net loss of $10.1 million and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $1.4 million as of September 30, 2006 and $1.1 million as of December 31, 2005. Marketable securities were $6.0 million as of September 30, 2006 and $13.2 million as of December 31, 2005. We had working capital of $5.6 million as of September 30, 2006 and $11.6 million as of December 31, 2005.
Net cash used in operations was $7.3 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used by operations was due to an increase in net loss and accounts receivable partially offset by an increase in depreciation and amortization, accounts payable and non-cash stock based compensation.
Net cash provided by (used in) investing activities was $7.3 million and $(22.2 million) for the nine months ended September 30, 2006 and 2005, respectively. Investing activity for the nine months ended September 30, 2005 included the acquisition of Inspire Infrastructure 2i AB.
Net cash provided by financing activities was $332,000 and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, we raised gross proceeds of $341,000 from the exercise of stock options and $77,000 from the exercise of warrants.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months. As stated above, we have working capital of $5.6 million as of September 30, 2006 and our net cash used in operations was $7.3 million for the nine months ended September 30, 2006. Should our operating results not improve as expected, we may be required to seek additional financing.
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
On May 15, 2006, we entered into a Share Purchase Termination Agreement with Interchange Europe Holding Corporation, our wholly owned subsidiary, and the five former shareholders of Inspire Infrastructure 2i AB (Sellers) to terminate all provisions of the Share Purchase Agreement dated February 2, 2005, except for Provision 10 – Non-Compete and Section 11.7 – Confidentiality. As a result of this termination, $232,000 of the cash escrow was returned to us which reduced goodwill. In addition, the Sellers will not earn or receive the additional consideration of 447,067 shares of our common stock.

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
Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $1.3 million and $3.2 million at September 30, 2006 and December 31, 2005.
Foreign Currency Risk
We have minimal risk related to foreign currency fluctuations. Less than 2% of our revenues are from sources outside the United States and all sales in the United States are denominated in U.S. dollars. We have subsidiaries in Sweden, Spain and the United Kingdom; therefore, we are subject to exchange rate risk related to the translation and consolidation of our subsidiaries’ financial statements.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
Information on risk factors can be found in “Part II, ITEM 6. Management’s Discussion and Analysis or Plan or Operation” under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2006. As a result of our latest results of operations and financial condition, we are adding the following risk factor:
Should our operating results not improve as expected, we may be required to seek additional financing.
As of September 30, 2006 we have cash and cash equivalents of $1.4 million and marketable securities of $6.0 million and working capital of $5.6 million. Our net cash used in operations for the nine months ended September 30, 2006 was $7.3 million. Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months. However, should our operating results not improve as expected, we may be required to seek additional financing and we cannot be certain that we would be able to obtain additional financing on favorable terms, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In July 2006, we issued 1,635 shares of common stock for the net issuance exercise of 25,000 warrants held by an accredited and sophisticated investor.
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

LOCAL.COM CORPORATION

November 3, 2006	/s/ Heath B. Clarke
Date	Heath B. Clarke
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