Form 10-K
period 2006-12-31
LOCAL.COM
filed 2007-03-16
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50989

LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Technology Drive, Building G
Irvine, CA 92618
(Address of principal executive offices)

(949) 784-0800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.00001	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $43,175,406 based on the last reported sale price of registrant’s common stock on June 30, 2006 as reported by Nasdaq Capital Market.

As of February 28, 2007, the number of shares of the registrant’s common stock outstanding: 9,298,419

Documents incorporated by reference: None

LOCAL.COM CORPORATION

PART I

ITEM 1.	Business

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

We generate revenue each time an Internet user initiates a search on our own Local.com web site or on our Distribution Network and clicks-through on a sponsored listing from our Advertiser Network. We generally compile these sponsored listings according to bid price, which is the amount an advertiser is willing to pay for each click-through. Advertisers pay only when an Internet user clicks-through on the advertiser’s sponsored listing. Our distribution model is designed to provide sponsored listings from our direct advertisers as well as the advertisers of other paid-search engines to our broad Distribution Network. We also generate revenue from monthly fee arrangements and display advertising (banners).

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

Our Strategy

Our objective is to be a leader in local search by increasing the number of advertisers and consumers on Local.com, by enhancing the services we currently provide and by developing new products and services. The key elements of our strategy are to:

•	Increase the Number of Advertisers on Local.com. We intend to increase the number of advertisers on Local.com by selling advertising products directly to local businesses, establishing new relationships with other paid-search companies, participating in trade shows, and strengthening our brand through other marketing activities. We also intend to pursue expansion of our business into international markets where consumers, advertisers and search providers are seeking local search technologies.

•	Increase the Number of Consumers on Local.com. We intend to drive more consumers to Local.com through our marketing efforts and new business initiatives. The more searches we receive and respond to with sponsored listings, the more opportunities we have to display banner advertisements and to receive click-throughs on those sponsored listings, and therefore, to generate revenue.

•	Develop New and Enhance Existing Local Search Services. We believe that the demand for search results targeted to a specific geographic region is increasing as more people have begun to rely on the Internet as their primary reference source. We further believe our local search technology will enable increasing numbers of local businesses to connect with consumers via paid-search. In 2004, we launched our local search and advertising platform, now named LocalConnect. We primarily market LocalConnect to directory web sites, newspaper publishers and city guides that generally have existing relationships with local businesses. It is our objective to continue to offer directory web sites, newspaper publishers and city guides serving local markets a growing range of advertising services that are integrated into our LocalConnect platform, which they can select to offer to their own advertisers. In March 2005, we acquired the Local.com domain name and in August 2005, we launched our Local.com web site, a consumer facing destination web site specializing in local search. We intend to commit additional resources, mainly research and development personnel to enhance and develop new features for our Local.com web site.

•	International Expansion. We intend to market our local search services in foreign markets. We believe that our services, specifically Local.com, can be deployed in foreign markets. When we establish foreign operations, we may need to make capital expenditures for data centers and hire staff in various countries.

•	Acquisition of Strategic Technologies and Businesses. We may acquire technologies and other businesses that enhance our ability to serve consumers, advertisers and our platform clients with our national and local search services.

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

LocalConnect is a search and advertising platform that we license to directory web sites and newspaper publishers. This platform enables our customers to offer local search functionality on their own web site. LocalConnect enables our partners to generate revenue from local advertisers by offering local advertiser sponsored listings on the directories’ or publishers’ web sites.

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

Our sponsored listings are derived from our direct advertisers as well as the indirect advertisers from our Advertiser Network partners, which are other paid-search and Internet yellow pages companies such as Ask.com (a division of IAC/InterActive Corp.), MIVA, Inc., and LookSmart Ltd. Our sponsored listings are distributed across our Distribution Network in response to matching keyword searches initiated by consumers on those sites. Advertisers’ listings are generally ranked according to the price they are willing to pay for a click-through.

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

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our direct advertisers, consumers and our Advertiser and Distribution Network partners. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2006, we had nineteen employees in product and technical development.

Our research and development expenses were $2.8 million, $3.0 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Keyword DNA Technology

Our patented Keyword DNA technology is our proprietary method for indexing large amounts of data, and is critical to Local.com. Keyword DNA technology enables consumers to enter into a search engine the particular product or service they are seeking and a given geographic area. Our Keyword DNA technology then attempts to locate the appropriate business listing, searching as many different data sources as directed, to find the results. Unlike other search engine technologies, Keyword DNA is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a web site. We believe that our methodology increases the relevancy of geographically targeted search results.

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

Major Customers

We have two customers that represent more than 10% of our consolidated revenue. Our national Advertiser Network partner, LookSmart, Ltd., represented 15%, 30% and 35% of our consolidated revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Our local Advertiser Network partner, Yahoo! Inc., represented 48%, 2%, and 0% of our consolidated revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Traffic Acquisition

We advertise on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com web site. During the three month period ending December 31, 2006, approximately 92% of the traffic on our Local.com web site was acquired from other search engine web sites. During the year ended December 31, 2006, traffic acquisition costs (TAC) were $7.7 million of which $6.9 million was paid to Google, Inc.

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

We own the registered trademarks for “ePilot,” “Keyword DNA” and “Pay Per Connect,” in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

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

Employees

As of December 31, 2006 we had fifty-eight employees, all of which were full-time, nineteen of which were engaged in research and development, twenty-five in sales and marketing and fourteen in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Recent Developments

On February 23, 2007, we entered into a Purchase Agreement with two investors. Pursuant to this agreement, the investors purchased an aggregate of $8.0 million of 9% senior secured convertible notes and warrants to purchase shares of our common stock. The senior secured convertible notes are secured by our assets and are due on February 23, 2009. Each senior secured convertible note holder has the right, at any time, to convert their note into shares of our common stock at an initial conversion ratio of one share of common stock for each $4.02 of principal amount of debenture. We also issued warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes model at the date of grant, was $3.1 million and will be recorded as convertible debt discount and will be amortized over the life of the debentures. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.67% interest rate; five years contractual life; and volatility of 100%. In connection with the issuance of the convertible secured debentures, we paid $530,000 in cash for placement agent fees of which $205,000 was paid to a member of our board of directors. These fees are recorded in prepaid expenses and will be amortized over the life of the debentures. We also issued warrants to purchase an aggregate of 71,642 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 71,642 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $458,000 and will be recorded in prepaid expenses and will be amortized over the life of the debentures.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999 we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation.

ITEM 1A.	Risk Factors

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

We have a history of losses. Although we achieved a net income of $1.5 million for the year ended December 31, 2004, we have a net loss of $6.5 million for the year ended December 31, 2005 and $13.3 million for the year ended December 31, 2006. We also had an accumulated deficit of $31.0 million at December 31, 2006 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

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

We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to Local.com or our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the year ended December 31, 2006, 79% of our revenue was derived from our Advertiser Network partners. In addition, almost 100% of our revenues from Local.com are derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

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

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, and the Atlocal asset purchase, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, we believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, we wrote-down the remaining unamortized balance of $337,000. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis as of December 31, 2006 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our LocalConnect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Although we have filed patent applications on certain parts of our technology, much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We own the trademarks for ePilot, Pay Per Connect and Keyword DNA in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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

Our national Advertiser Network partner, LookSmart, Ltd., represented 15% of our total revenue for the year ended December 31, 2006. Our local Advertiser Network partner, Yahoo! Inc., represented 48% of our total revenue for the year ended December 31, 2006. It is difficult to predict whether LookSmart and Yahoo will continue to represent such a significant portion of our revenue in the future. Either partner may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services, in which case our business and financial results may be harmed.

Two customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. Two of our customers that do not pay in advance, LookSmart and Yahoo, have and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At December 31, 2006, LookSmart represented 11% and Yahoo represented 52%, of our total accounts receivable. LookSmart’s and Yahoo’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our local.com web site is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three month period ending December 31, 2006, approximately 92% of the traffic on our Local.com website was acquired from other search engine websites. During the year ended December 31, 2006, traffic acquisition costs (TAC) were $7.7 million of which $6.9 million was paid to Google, Inc. If we are unable to advertise on these web sites, or the cost to advertise on these web sites increases, our financial results may suffer.

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

We had 9,297,502 shares of common stock outstanding on December 31, 2006. Of these shares, 340,866 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 1,933,363 shares of our common stock and warrants to purchase 1,043,664 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We determined that our Section 382 limitation is $1.1 million a year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2006 we have net operating loss carryforwards of approximately $26.8 million and $28.0 million for federal and state income tax purposes, respectively.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive and administrative offices are located at One Technology Drive, Building G, Irvine, California, where we lease approximately 23,352 square feet of space in a two-story office building. Our current monthly rent is $28,723, subject to annual increases. Our lease for this space ends in June 2010.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.

Item 4.	Submission of Matters to a Vote of Securities Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock commenced trading on the Nasdaq Capital Market on October 19, 2004 under the symbol “INCX.” On November 2, 2006, in connection with our company name change, the ticker symbol of our common stock changed to “LOCM.” The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the Nasdaq Capital Market. These prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low

Year ended December 31, 2005:
First quarter	$23.50	$9.29
Second quarter	$10.25	$4.60
Third quarter	$9.50	$5.80
Fourth quarter	$8.96	$5.26
Year ended December 31, 2006
First quarter	$6.33	$3.23
Second quarter	$5.28	$3.05
Third quarter	$6.60	$4.17
Fourth quarter	$6.25	$3.40

Holders

On December 31, 2006, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $4.05 per share and the number of stockholders of record of our common stock was 110.

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

Performance graph

The following graph compares the cumulative 26-month total return to shareholders on Local.com Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock on 10/19/04 and its relative performance is tracked through 12/31/2006.

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among Local.com Corporation, The NASDAQ Composite Index
And The RDG Internet Composite Index

	10/19/04	12/04	12/05	12/06
Local.com Corporation	100.00	237.12	72.29	52.94
NASDAQ Composite	100.00	115.10	118.48	134.72
RDG Internet Composite	100.00	113.09	111.03	123.11

*	$100 invested on 10/19/04 in stock or on 9/30/04 in index-including reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent sales of unregistered securities

In October 2006, we issued 9,734 shares of common stock for the net issuance exercise of 67,500 warrants held by various accredited and sophisticated investors.

In November 2006, we issued 2,527 shares of common stock for the net issuance exercise of 21,250 warrants held by an accredited and sophisticated investor.

The issuance of securities in the transactions described above was deemed exempt from registration under the Securities Act in reliance on Section 4(2).

ITEM 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2006(1)	2005	2004	2003	2002

Revenue	$14,213	$18,139	$19,072	$8,784	$3,588
Operating income (loss)	$(13,573)	$(6,684)	$1,671	$713	$(2,087)
Net income (loss)	$(13,286)	$(6,502)	$1,536	$60	$(2,491)
Basic net income (loss) per share	$(1.44)	$(0.75)	$0.53	$0.03	$(1.43)
Diluted net income (loss) per share	$(1.44)	$(0.75)	$0.29	$0.02	$(1.43)
Basic weighted average shares outstanding	9,250	8,658	2,886	1,813	1,742
Diluted weighted average shares outstanding	9,250	8.658	5,370	3,051	1,742

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2006	2005	2004(2)	2003	2002

Cash and cash equivalents	$3,264	$1,075	$24,617	$699	$100
Marketable securities	$1,972	$13,244	$10,388	$—	$—
Working capital (deficit)	$3,377	$11,618	$33,489	$(6,226)	$(6,600)
Total assets	$24,891	$35,034	$38,148	$2,421	$746
Convertible secured notes payable	$—	$—	$—	$1,300	$800
Convertible debentures	$—	$—	$—	$2,329	$—
Stockholders’ equity (deficit)	$20,598	$30,809	$34,217	$(5,896)	$(6,293)

(1)	We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, in January 2006. Our operating loss and net loss for the year ended December 31, 2006 was higher by $2.5 million than if we had continued to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.27 higher as a result of the adoption of SFAS No. 123R.

(2)	We completed our initial public offering in October 2004 in which we sold 3.2 million shares of our common stock that resulted in net proceeds of $21.7 million. In December 2004, we completed a private placement in which we sold 822,000 shares of our common stock that resulted in net proceeds of $14.0 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We generate revenue each time an Internet user initiates a search on our Local.com web site, or on our Distribution Network, and clicks-through on a sponsored listing from our Advertiser Network. We also generate revenue each time we display a banner advertisement on our Local.com web site. If applicable, we share this revenue with the Distribution Network partner that provided the related search. We only recognize as revenue the portion of advertisers’ bid prices that the applicable Advertiser Network partner pays us for providing a click-through to its advertisers, as compared to the entire amount of advertisers’ bid prices from our direct advertisers. As a result, we typically generate higher revenue per click-through from our direct advertisers than from the indirect advertisers of other paid-search engines. However, due to the broad range of advertisers and related sponsored listings from our Advertiser Network partners, we tend to receive a greater volume of click-throughs on such listings. As we add additional Advertiser Network partners, we increase our opportunity to generate incremental revenue with little additional cost or effort.

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

Outlook for Our Business

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

Sources of Revenue

We generate revenue primarily from click-throughs on the sponsored listings provided by our Advertiser Network, which consists of our national direct advertisers and local and national indirect advertisers from our Advertiser Network partners. For 2004 and 2005, approximately half of our revenue was derived from our direct advertisers and approximately half was derived from indirect advertisers from our Advertiser Network partners. In 2006, 73% of our revenue was derived from indirect advertisers from our Advertiser Network partners and 27% of our revenue was derived from our direct advertisers. In 2004, our national business accounted for 100% of our revenue. In 2005, our national business accounted for 93% of our revenue and our local business accounted for 7% of our revenue. In 2006, our national business accounted for 42% of our revenue and our local business accounted for 58% of our revenue. With our transition to local search and away from national search, we expect our revenue from our local search to substantially increase and our revenue from national search to substantially decrease.

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

National Direct Advertisers

When businesses set up advertising campaigns with us, they set the bid price they are prepared to pay us each time an Internet user clicks-through on the businesses’ sponsored listings. We recognize the bid amount as revenue when a click-through occurs. For 2004, 2005 and 2006, more than 80% of our revenue from direct advertisers was paid in advance of our delivery of click-throughs. These advance payments are recorded as deferred revenue until a click-through occurs.

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

Sales and Marketing

Sales and marketing expenses largely consist of traffic acquisition, sales commissions, salaries and other costs of employment for our sales force, customer service staff and marketing personnel, advertising and promotional expenses. When an advertiser makes a deposit into its account with us, our applicable salesperson earns a commission. We record sales commission expense in the period the deposit is received. We expect our sales and marketing expenses will continue to increase in absolute dollars as we continue to increase the advertising and traffic acquisition for our Local.com web site.

General and Administrative

General and administrative expenses consist of salaries and other costs of employment of our executive, finance and information technology staff, along with legal, tax and accounting, and professional service fees. We expect that our general and administrative expenses will decrease in absolute dollars as a result of lower stock option expense.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on our advertisers’ sponsored listings or display of a banner advertisement. Prior to supplying a click-through, we enter into a contractual arrangement to distribute sponsored listings from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to us. These sponsored listings are then included as search results that we distribute in response to keyword searches performed by consumers on our Distribution Network, including our own Local.com web site. Depending on the source of the advertiser, we recognize an applicable portion of the bid price for each click-through we deliver on advertisers’ sponsored listings. We recognize revenue when earned based on click-through activity to the extent that the direct advertiser has deposited sufficient funds with us or collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.

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

As of December 31, 2006, one customer represented 52% and another customer represented 11% of our total accounts receivable. These customers have historically paid within the payment period provided for under the contract and management believes these customers will continue to do so.

Stock Based Compensation

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

Total stock-based compensation expense recognized for the year ended December 31, 2006 is as follows (in thousands, except per share amount):

Year Ended
December 31,
2006

Sales and marketing	$601
General and administrative	1,674
Research and development	256

Total stock-based compensation expense	$2,531

Basic and diluted net compensation expense per share	$0.27

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Search serving	34.9	59.0	50.8
Sales and marketing	92.7	33.2	19.8
General and administrative	41.4	22.2	13.9
Research and development	19.9	16.5	6.7
Amortization and write-down of intangibles	6.6	5.9	—

Total operating expenses	195.5	136.8	91.2

Operating income (loss)	(95.5)	(36.8)	8.8
Interest and other income (expense)	2.0	3.7	(3.4)

Income (loss) before income taxes	(93.5)	(33.1)	5.4
Provision (benefit) for income taxes	0.0	2.7	(2.7)

Net income (loss)	(93.5)%	(35.8)%	8.1%

Years ended December 31, 2006 and 2005

Revenue

Revenue was $14.2 million and $18.1 million for 2006 and 2005, respectively, representing a decrease of $3.9 million or 21.6%. The decrease in our total revenue was primarily due to a decreased number of revenue-generating click-throughs from our national business as a result of national advertisers reducing overall spending with us. The decrease was partially offset by an increase in click-throughs from our local business as a result of our launch of Local.com in August 2005. We expect revenue from our local business to continue to increase and revenues from our national business to decline as we continue to transition away from national services in order to focus on local search.

Revenue from our local business was $8.1 million or 57.0% of our total revenue, revenue from our local international business was $144,000 or 1.0% of our total revenue and revenue from our national business was $6.0 million or 42.0% of our total revenue for the year ended December 31, 2006. Revenue from our local business was $856,000 or 4.7% of our total revenue, revenue from our local international business was $476,000 or 2.6% of our total revenue and revenue from out national business was $16.8 million or 92.7% of our total revenue for the year ended December 31, 2005.

We derived 26.7% of our revenue from direct advertisers and 73.3% of our revenue from our Advertiser Network partners during 2006 as compared to 56.7% of our revenue from direct advertisers and 43.3% of our revenue from our Advertiser Network partners during 2005. Our national Advertiser Network partner, LookSmart, Ltd. represented 15.1% and 29.6% of our revenue for the years ended December 31, 2006 and 2005, respectively, and our local Advertising Network partner, Yahoo! Inc., represented 39.5% and 2.4% of our total revenue for the years ended December 31, 2006 and 2005.

Search serving

Search serving expenses were $5.0 million and $10.7 million for 2006 and 2005, respectively, representing a decrease of $5.7 million or 53.7%. As a percentage of revenue, search serving expenses were 34.9% and 59.0% for 2006 and 2005, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generating from our local search business which has minimal search serving expense associated with it.

Sales and marketing

Sales and marketing expenses were $13.1 million and $6.0 million for 2006 and 2005, respectively, representing an increase of $7.1 million or 118.6%. As a percentage of revenue, sales and marketing expenses were 92.7% and 33.2% for 2006 and 2005, respectively. The increase in absolute dollars was primarily due to an increase in advertising expenses and traffic acquisition costs (TAC) for our Local.com web site, along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.

General and administrative

General and administrative expenses were $5.9 million and $4.0 million for 2006 and 2005, respectively, representing an increase of $1.9 million or 46.1%. As a percentage of revenue, general and administrative expenses were 41.4% and 21.7% for 2006 and 2005, respectively. The increase in absolute dollars was primarily due to the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R.

Research and development

Research and development expenses were $2.8 million and $3.0 million for 2006 and 2005, respectively, representing a decrease of $152,000 or 5.1%. As a percentage of revenue, research and development expenses were 20.0% and 16.5% for 2006 and 2005, respectively. The decrease in absolute dollars was primarily due to the capitalization of website development costs partially offset by an increase in salaries and related personnel costs as a result of an increase in research and development headcount to develop our local search services along with the non-cash stock based compensation expense as a result of the adoption of SFAS No. 123R. We capitalized an additional

$392,000 of research and development expenses for website development and amortized $174,000 during the year ended December 31, 2006. We capitalized $244,000 of research and development expenses for website development and amortized $34,000 during the year ended December 31, 2005.

Amortization and write-down of intangibles

Amortization and write-down of intangibles expense was $947,000 and $1.1 million for 2006 and 2005, respectively. This includes the amortization of developed technology, customer contracts and relationships, and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchase technology and non-compete agreement associated with the Atlocal asset purchase. Also, during the fourth quarter of 2005, we determined that the remaining carrying value of customer contracts and relationships of $337,000 was not supported by the expected present value of discounted cash flows and as a result recorded a write-down of $337,000.

Interest and other income (expense)

Interest and other income (expense) was $288,000 and $680,000 for 2006 and 2005, respectively, representing a decrease in net interest and other income of $392,000. This decrease was due to lower interest income as a result of less cash available to invest.

Provision (benefit) for income taxes

Provision (benefit) for income taxes was $1,000 and $498,000 for 2006 and 2005 respectively. During the quarter ended September 30, 2005, we revised our allowance to provide a full valuation allowance against our deferred income tax assets. Based on available evidence, both positive and negative, we feel it is “more likely than not” that all of our deferred tax assets will not be realized. We evaluate, at least quarterly, the realizability of our deferred income tax assets and assess the need for a valuation allowance. Examples of evidence considered in our periodic assessments include, but are not limited to, our historical operating performance, future earnings projections and possible tax-planning strategies. If sufficient positive evidence becomes apparent, we may be required to reduce our valuation allowance, in whole or in part, resulting in income tax benefits reflected in our statement of operations.

Net income (loss)

We had a net loss of $13.3 million and $6.5 million for 2006 and 2005, respectively.

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

General and administrative

General and administrative expenses were $4.0 million and $2.6 million for 2005 and 2004, respectively, representing an increase of $1.4 million or 52.1%. As a percentage of revenue, general and administrative expenses were 22.2% and 13.9% for 2005 and 2004, respectively. The increase in absolute dollars was primarily due to and increase in consulting, legal and accounting fees, recruiting fees for our chief operating officer, and a one-time expense for severance pay.

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

Liquidity and Capital Resources

We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents were $3.3 million as of December 31, 2006. Marketable securities were $2.0 million as of December 31, 2006. We had positive working capital of $3.4 million at December 31, 2006.

Years ended December 31, 2006 and 2005

Net cash used in operations was $9.2 million and $3.4 million in 2006 and 2005, respectively. The increase in cash used in operations was primarily due to an increased net loss and an increase in accounts receivable partially offset by higher depreciation and amortization, a decrease in cash received for lease incentive and a decrease in deferred tax assets.

Net cash provided by (used in) investing activities was $11.1 million and $(22.4 million) in 2006 and 2005, respectively. In 2006, we received $11.4 million in proceeds from the sale of marketable securities and paid $487,000 for capital expenditures. In 2005, we paid $15.3 million in cash for our acquisition of Inspire Infrastructure 2i AB and $4.0 million for capital expenditures. We expect cash provided by investing activities to decrease substantially in 2007 as a result of less marketable securities available to sell and an increase in planned acquisition activity.

Net cash provided by financing activities was $310,000 and $2.3 million in 2006 and 2005, respectively. In 2006, we raised $77,000 from the exercise of warrants and $344,000 from the exercise of stock options. In 2005, we raised $1.1 million from the exercise of warrants and $1.4 million from the exercise of stock options.

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

On May 15, 2006, we entered into a Share Purchase Termination Agreement with Interchange Europe Holding Corporation, our wholly owned subsidiary, and the five former shareholders of Inspire Infrastructure 2i AB (Sellers) to terminate all provisions of the Share Purchase Agreement dated February 2, 2005, except for Provision 10 — Non-Compete and Section 11.7 — Confidentiality. As a result of this termination, $232,000 of the cash escrow was returned to us which reduced goodwill. In addition, the Sellers will not earn or receive the additional consideration of 447,067 shares of our common stock.

On December 20, 2006, we entered into a Share Purchase Agreement with Starboard Finans AB to sell all of the outstanding capital stock of Interchange Europe AB (formerly Inspire Infrastructure 2i AB) we owned (1,000 shares) for $140 (SEK 1,000).

Private Placement

On February 23, 2007, we entered into a Purchase Agreement with two investors. Pursuant to this agreement, the investors purchased an aggregate of $8.0 million of 9% senior secured convertible notes and warrants to purchase shares of our common stock. The senior secured convertible notes are secured by our assets and are due on February 23, 2009. Each senior secured convertible note holder has the right, at any time, to convert their note into shares of our common stock at an initial conversion ratio of one share of common stock for each $4.02 of principal amount of debenture. We also issued warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes model at the date of grant, was $3.1 million and will be recorded as convertible debt discount and will be amortized over the life of the debentures. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.67% interest rate; five years contractual life; and volatility of 100%.

In connection with the issuance of the convertible secured debentures, we paid $530,000 in cash for placement agent fees of which $205,000 was paid to a member of our board of directors. These fees are recorded in prepaid expenses and will be amortized over the life of the debentures. We also issued warrants to purchase an aggregate of 71,642 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 71,642 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $458,000 and will be recorded in prepaid expenses and will be amortized over the life of the debentures.

Management believes, based upon projected operating needs and our recent financing, our working capital is sufficient to fund our operations for at least the next 12 months.

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2006 (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating lease obligations(1)	$1,362	$418	$751	$193	$—

(1)	Represents a non-cancelable operating lease agreement for our office that expires in June 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

New Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not”to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effect of adopting FIN48.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS No. 157 and have not yet determined the impact, if any, that its adoption will have on our results of operations or financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk relating to interest rate changes relating to our marketable securities. We invest our excess cash in debt instruments of the U.S. government.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $405,000 and $3.2 million at December 31, 2006 and 2005, respectively.

ITEM 8.	Financial Statements and Supplemental Data

Our consolidated financial statements, including the report of our independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this Report.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting Issues and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

There have been no significant changes in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

The following table sets forth, as of February 28, 2007, certain information concerning our executive officers, other key employees and directors:

Name	Age	Position

Heath B. Clarke(1)	38	Chief Executive Officer and Chairman of the Board
Stanley B. Crair(1)	51	President and Chief Operating Officer
Douglas S. Norman(1)	43	Chief Financial Officer and Secretary
Jennifer R. Black	36	Vice President of Marketing
Heather A. Dilley	38	Vice President of Human Resources
Peter S. Hutto	48	Vice President of Business Development and Sales
Ralph N. Kravitz	42	Vice President of Operations
John L. Siegfried	53	Vice President of Engineering
Norman K. Farra Jr.	38	Director
Philip K. Fricke	61	Director
Theodore E. Lavoie	52	Director
John E. Rehfeld	66	Lead Director

(1)	Executive officer.

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

Stanley B. Crair has served as our Chief Operating Officer since July 2005 and as our President since April 2006. From 2003 to April 2005 Mr. Crair was the COO of ZeroDegrees, Inc., an internet company that provided online social networking services to business professionals, which he co-founded. The company was purchased by IAC/InterActiveCorp in 2004 and Crair remained active in the company until April 2005. From 2001 to 2003, Mr. Crair was the principal of Technology Transformation, a consulting company he founded providing strategic consulting and interim CEO/COO services. Mr. Crair received a Masters of Business Administration degree in Corporate Strategy and International Business from the University of California, Berkeley and a Bachelor of Science degree in Physics from the United States Naval Academy.

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

Jennifer R. Black has served as our Vice President of Marketing since April 2006. From May 2005 to April 2006, Ms. Black was the Director of Online Marketing at Autobytel, Inc., an Internet company that connects buyers and sellers of autos through a content and pricing lead system. From May 2004 to May 2005, Ms. Black was eCommerce Director at Teleflora, LLC, a provider of florist products and services. From December 1999 to March 2004, Ms. Black was Director of Online Marketing at FranklinCovey Corporation, an organizational improvement company. Ms. Black received a Bachelors of Arts degree in Business Management from the University of Utah.

Heather A. Dilley has served as our Vice President of Human Resources since January 2007. From October 2005 to January 2007, Ms. Dilley served as our Director of Human Resources. From June 2004 to October 2005, Ms. Dilley was the Manager of Human Resources for Paciolan, Inc. an online ticketing software company. From December 2002 to June 2004, Ms. Dilley was the Senior Human Resources Generalist for Rainbow Technologies. From June 2002 to November 2002, Ms. Dilley was the Regional Human Resources Manager for New Horizons Computer Learning Center. From May 2001 to February 2002, Ms. Dilley was a Recruiting Consultant for

Washington Mutual Bank. Ms. Dilley received a Master’s of Science degree in Human Resource Management and a Bachelor of Arts degree in Sociology from Chapman University.

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

John L. Siegfried has served as our Vice President of Engineering since April 2006. From July 2004 to April 2006, Mr. Siegfried was COO/CIO of Future Trade Corporation, a web-based electronic stock brokerage firm. From July 2001 to July 2004, Mr. Siegfried was Vice President of eCommerce and Business Development at DHL Corporation, an international shipping and logistics company. From February 1993 to February 2001, Mr. Siegfried was Senior Vice President of Technology and Client Services at Instinet Corporation, an electronic stock brokerage firm. Mr. Siegfried received a Business Administration degree in Computer MIS from California State University, Hayward.

Norman K. Farra Jr.  has served as a director since August 2005. Mr. Farra is currently an independent contractor acting as Managing Director of Investment Banking for GunnAllen Financial Inc. From June 1999 to June 2001, Mr. Farra was President of Next Millennium Capital Holdings LLC, a financial advisory company. Mr. Farra received a Bachelor of Science degree in Accounting from Widener University.

Philip K. Fricke has served as a director since October 2003. Mr. Fricke is currently President of PKF Financial Consultants, Inc., a private company he founded in March 2001, which provides financial communications services and advisory services to public and private companies. Mr. Fricke also serves as director of Mi Developments Inc. Mr. Fricke received a Bachelor of Science degree and a Master of Science degree in Psychology, as well as a Master of Business Administration degree in Finance and Economics, from Fairleigh Dickinson University.

Theodore E. Lavoie has served as a director since April 1999. Mr. Lavoie is currently Chief Executive Officer of Greenline Industries, a biodiesel production equipment manufacturer. From January 2005 to May 2006, Mr. Lavoie was an independent financial consultant. From October 2003, to January 2004, Mr. Lavoie served as Vice President of Marsh Inc., a global risk and insurance services firm. From October 2002 to September 2003, Mr. Lavoie served as an independent financial consultant with Montgomery Financial Services, a financial services company. From August 1999 to May 2002, Mr. Lavoie served as Chief Financial Officer of eBuilt Inc., a software company. Mr. Lavoie also serves as a director of Financial Executives International, San Francisco. Mr. Lavoie received a Masters of Business Administration degree and a Bachelor of Science degree in Business Administration from Loyola Marymount University.

John E. Rehfeld has served as a director since August 2005 and our lead director since December 2005. Mr. Rehfeld is currently the adjunct professor of marketing for the Executive MBA Program at Pepperdine University. During 2001, Mr. Rehfeld served as Chairman and Chief Executive Officer of Spruce Technologies, Inc., a DVD authoring software company. From 1997 to 2001, Mr. Rehfeld served as Chairman and Chief Executive Officer of ProShot Golf, Inc., a privately-held company providing GPS distance measuring computers on golf carts. Mr. Rehfeld also serves as director of ADC Telecommunication, Inc., Primal Solutions, Inc., and Island Data Corporation. Mr. Rehfeld received a Masters of Business Administration degree from Harvard University and a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

Board of Directors

Our board of directors currently consists of the following five members: Heath B. Clarke (Chairman), Norman K. Farra Jr., Philip K. Fricke, Theodore E. Lavoie and John E. Rehfeld. There are no family relationships among any of our current directors and executive officers.

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2008;

•	the class II directors are Messrs. Lavoie and Rehfeld, and their term will expire at the annual meeting of stockholders to be held in 2009; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2007.

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

Audit Committee

Our audit committee consists of Messrs. Lavoie, Fricke and Farra. Messrs. Lavoie, Fricke and Farra all qualify as independent and meet the financial literacy requirements under applicable Nasdaq rules and are audit committee financial experts. Our independent auditors and our internal financial personnel regularly meet privately with and have unrestricted access to our audit committee. Our audit committee operates pursuant to a written charter that satisfies applicable SEC and Nasdaq rules. Our audit committee charter is available on our web site, www.local.com.

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

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met five times during fiscal 2006 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company’s independent registered public accounting firm and members of management. All members of the Audit Committee are non-employee directors and satisfy the current Nasdaq Stock Market listing standards and SEC requirements with respect to independence, financial sophistication and experience.

The role of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board of Directors. Management of the Company has the primary responsibility for the Company’s consolidated financial statements as well as the Company’s financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such consolidated financial statements with generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2006, with management and the independent registered public accounting firm (Auditors). These reviews included discussion with the outside Auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures and the letter from the independent Auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Auditors their independence from the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the Securities and Exchange Commission.

Theodore E. Lavoie, Chairman
Norman K. Farra Jr.
Philip K. Fricke

March 12, 2007

Nominating, Compensation and Governance Committee

Our nominating, compensation and governance committee consists of Messrs. Rehfeld, Lavoie and Fricke. Our nominating, compensation and governance committee charter is available on our web site, www.local.com.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. Our code of business conduct and ethics, as applied to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers complies with the requirements of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our web site at www.local.com. In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to Douglas S. Norman, Local.com Corporation, One Technology Drive, Building G, Irvine, CA 92618. We intend to timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics that apply to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers on our web site within five business days of such amendment or waiver or as otherwise required by the SEC or Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of our common stock. Theses people are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other report were required, all Section 16(a) filing requirements applicable to our insiders were complied with, except that Philip K. Fricke filed a late Form 4 relating to two transactions of common shares pledged as collateral for a personal loan with a third party (sale).

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

  Philosophy and Review

Our compensation philosophy for executive officers is intended to:

•	Provide compensation that will attract, retain and motivate a superior executive team;

•	Motivate our executives to achieve important performance goals; and

•	Align the interests of our executive officers with those of our stockholders.

When determining compensation levels, our Nominating, Compensation and Governance Committee (Committee) considers compensation levels of executives at comparably-sized public high-tech companies in California along with our financial position and our performance. The Committee has retained independent consultants to advise the Committee on compensation matters. Executive compensation consists primarily of base salary, bonus and stock option grants.

Elements of Executive Officer Compensation

Base Salary

The Committee annually reviews the base salary for all executive officers, including the Chief Executive Officer. Base salary levels for our executives are targeted to be approximately the median of base salaries paid to comparably-sized public high-tech companies located in California. The Committee believes that this strategy is representative of companies similar to our company. The base salaries for the “named executive officers” for 2006 were maintained at the 2005 levels.

Bonus

The Committee annually establishes an annual target bonus for all executive officers, including the Chief Executive Officer. Bonus levels for our executives are targeted to be approximately the median of bonuses paid to comparably-sized public high-tech companies located in California. Twenty-five percent of the annual bonus is earned and paid each quarter based on targets approved by the full Board of Directors. The Committee meets quarterly to approve the pay-out of bonuses. The target bonuses for the Named Executive Officers for 2006 were maintained at the 2005 levels.

Stock Option Grants

Awards under the our stock option plans are designed to encourage long-term investment in our company, more closely align executive and stockholder interests and reward executives for enhancing stockholder value. The Committee believes stock ownership by management has been demonstrated to be beneficial to stockholders.

Under our stock option plans, the Committee may grant stock options to executives. The Committee generally grants incentive stock options within the meaning of the Internal Revenue Code. Under the terms and conditions of the plan, the Committee may, however, grant nonqualified options with an exercise price above or at the market price on the date of grant. Generally, thirty-three percent of the options granted are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably each quarter over the next eight quarters. The grants are generally for a term of ten years from the date of grant.

Stock options grants for our executives are targeted to be slightly above the median of stock options grants to executives of comparably-sized public high-tech companies located in California.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation’s stockholders. It is our policy to qualify, to the extent reasonable, our executive officers’ compensation for deductibility under applicable tax law. However, we intend to retain the flexibility necessary to provide total cash compensation in line with competitive practice, our compensation philosophy, and our best interests. It therefore may from time to time pay compensation to our executive officers that may not be deductible.

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2006, 2005 and 2004 by our Chief Executive Officer and our two other executive officers. We refer to our Chief Executive Officer and these other executive officers as the named executive officers in this Report.

2006 Summary Compensation Table

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)

Heath B. Clarke	2006	240,000	97,808	349,194	—	687,002
Chief Executive Officer and	2005	240,000	87,500	—	—	327,500
Chairman of the Board	2004	206,250	68,700	—	—	274,950
Stanley B. Crair(2)	2006	200,000	69,062	493,315	—	762,377
President and Chief Operating Officer	2005	97,820	12,500	—	32,737	143,057
Douglas S. Norman	2006	190,000	38,353	213,402	—	441,755
Chief Financial Officer and	2005	190,000	34,375	—	—	224,375
Secretary	2004	157,750	47,985	—	—	205,735

(1)	The value of option awards granted to our named executive officers has been estimated pursuant to SFAS 123R using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 7.5 years; volatility: 102 74%; risk free interest rate: 4.39%; and dividend yield: none.

(2)	Mr. Crair joined us on July 6, 2005 and we paid him his salary from that date. During 2005, Mr. Crair received other compensation of $2,350 for car allowance and $30,387 for relocation.

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

Employment Agreement with Stanley B. Crair

We entered into an employment agreement with Stanley B. Crair, our President and Chief Operating Officer, on July 6, 2005. The employment agreement has a term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

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

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards that we granted to the named executive officers during the fiscal year ended December 31, 2006. Except for options granted to Heath B. Clarke, who is a 10% stockholder, all options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors. All options granted to Heath B. Clarke were granted at 110% of the fair market value of our common stock on the date of grant, as determined by our board of directors. Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 33.33% of the shares subject to such option grants vest on the date which is one year from the date of grant. The remainder of the shares vests in equal quarterly installments over the eight quarters thereafter.

2006 Grants of Plan-Based Awards

		All Other Option
		Awards:
		Number of	Exercise or	Closing	Grant Date
		Securities	Base Price of	Price on	Fair Value of
		Underlying	Price of	Grant	Stock and Option
	Grant	Options	Option Awards	Date	Awards
Name	Date	(#)	($/Sh)	($/Sh)	($)

Heath B. Clarke	3/9/2006	55,000	4.21	3.83	206,360
	12/14/2006	55,000	3.84	3.49	160,144
Stanley B. Crair	3/9/2006	40,000	3.83	3.83	136,532
	12/14/2006	44,500	3.49	3.49	130,826
Douglas S. Norman	3/9/2006	30,000	3.83	3.83	102,399
	12/14/2006	30,000	3.49	3.49	88,197

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2006 by each of the named executive officers.

2006 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date

Heath B. Clarke	22,131	—		4.00	12/15/2010
	114,118	—		4.00	12/31/2011
	112,500	—		2.00	1/3/2008
	44,388	1,848	(1)	2.25	1/28/2009
	30,264	—		2.25	1/28/2014
	25,819	3,857	(2)	16.59	1/14/2015
	2,644	6,580	(2)	16.59	1/14/2010
	6,331	4,000	(2)	5.53	5/18/2015
	2	1,667	(2)	5.53	5/18/2010
	15,000	—		9.90	6/3/2015
	17,422	9,090	(2)	6.79	11/15/2015
	—	758	(2)	6.79	11/15/2010
	—	29,642	(3)	4.21	3/9/2016
	—	25,358	(3)	4.21	3/9/2011
	—	35,421	(3)	3.84	12/14/2016
	—	19,579	(3)	3.84	12/14/2011
Stanley B. Crair	55,721	62,279	(2)	7.75	7/6/2015
	6,888	8,612	(2)	6.29	8/12/2015
	—	40,000	(3)	3.83	3/9/2016
	—	44,500	(3)	3.49	12/14/2016
Douglas S. Norman	62,500	—		2.00	2/3/2013
	34,513	987	(2)	2.25	1/28/2014
	10,062	5,688	(2)	15.08	1/14/2015
	5,277	4,723	(2)	5.03	5/15/2015
	19,006	10,744	(2)	6.17	11/15/2015
	—	30,000	(3)	3.83	3/9/2016
	—	30,000	(3)	3.49	12/14/2016

(1)	1,848 options vested on January 28, 2007.

(2)	1/36th of total grant vests each month.

(3)	33.33% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

Equity Incentive Plans

Our board of directors administers our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, and 2005 Equity Incentive Plan. The board may elect to appoint a committee to administer any or all of such incentive plans. Each of these plans provide for the grant of incentive stock options to employees and non-qualified stock options to our employees, directors and consultants. These plans are provided to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive for employees, directors and consultants to promote our business. Stock purchase rights may also be granted under the plans.

No awards may be issued under the plans after the 10th anniversary of the earlier of (i) the date upon which the applicable plan was adopted by the board, or (ii) the date the applicable plan was approved by our stockholders.

The plans provide that the plan administrator has the authority to designate recipients of awards and to determine the terms and provisions of awards, including the exercise or purchase price, expiration date, vesting schedule and terms of exercise. The plans provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 300,000 shares in the case of our 1999 and 2000 Equity Incentive Plans and 600,000 shares in the case of our 2004 Equity Incentive Plan, as amended, and 2005 Equity Incentive Plan. However, this limit will not apply until the earliest of (i) the first material modification of the applicable plan, (ii) the issuance of all of the shares reserved for issuance under the applicable plan, (iii) the expiration of the applicable plan, (iv) the first meeting of our stockholders at which directors are to be elected that occurs more than three years after the completion of the offering, or (v) such other date required by Section 162(m) of the Internal Revenue Code and the rules and regulations promulgated thereunder.

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

1999 Equity Incentive Plan

In March 1999, our board of directors adopted and our stockholders approved our 1999 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 1999 Equity Incentive Plan. At December 31, 2006, options granted under the 1999 Plan to purchase an aggregate of 208,680 shares of our common stock, at a weighted average exercise price of approximately $2.89 per share, were outstanding.

2000 Equity Incentive Plan

In March 2000, our board of directors adopted and our stockholders approved our 2000 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 2000 Equity Incentive Plan. At December 31, 2006, options granted under the 2000 Equity Incentive Plan to purchase an aggregate of 365,180 shares of our common stock, at a weighted average exercise price of approximately $3.26 per share, were outstanding.

2004 Equity Incentive Plan

In January 2004, our board of directors adopted our 2004 Incentive Equity Plan. In August 2004, our board of directors amended our 2004 Equity Incentive Plan and adopted our Amended and Restated 2004 Equity Incentive Plan which our stockholders approved in September 2004. An aggregate of 600,000 shares of our common stock are reserved for issuance under the 2004 Equity Incentive Plan. At December 31, 2006, options granted under the 2004 Equity Incentive Plan to purchase an aggregate of 493,092 shares of our common stock, at a weighted average exercise price of approximately $8.07 per share, were outstanding.

2005 Equity Incentive Plan

In August 2005, our board of directors adopted and our stockholders approved our 2005 Equity Incentive Plan. An aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Equity Incentive Plan. At December 31, 2006, option granted under the 2005 Equity Incentive Plan to purchase an aggregate of 866,411 shares of our common stock, at a weighted average exercise price of approximately $4.71 per share, were outstanding.

Option Exercises and Stock Vested

None of our named executive officers exercised any stock options nor had any vesting of stock during the fiscal year ended December 31, 2006.

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2006 by members of our Board or Directors unless the director is also a named executive officer:

2006 Director Compensation

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)

Norman K. Farra Jr.(2)	33,500	112,176	145,676
Philip K. Fricke(3)	43,400	112,176	155,576
Theodore E. Lavoie(3)	53,400	112,176	165,576
John E. Rehfeld(4)	58,900	123,667	182,567

(1)	The value of option awards granted to our directors has been estimated pursuant to SFAS 123R using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 7.3 years; volatility: 117.1%; risk free interest rate: 4.32%; and dividend yield: none.

(2)	65,000 aggregate stock options outstanding as of December 31, 2006.

(3)	55,000 aggregate stock options outstanding as of December 31, 2006.

(4)	55,794 aggregate stock options outstanding as of December 31, 2006.

Non-employee members of the Board of Directors receive an annual retainer of $20,000 plus $1,500 for each meeting attended in person and $750 for each meeting attended telephonically. The Lead Director receives and annual fee of $12,500. The Chairman of the Audit Committee receives an annual fee of $10,000. The Chairman of the Nominating, Compensation and Governance Committee receives an annual fee of $7,500. Board of Directors committee members receive $1,200 for each committee meeting attended. In addition, all members of the Board of Directors receive an annual grant of an option to purchase 15,000 shares of Local.com Corporation common stock. New members to the Board of Directors receive a grant of an option to purchase 20,000 shares of our common stock and a pro-rata amount of the regular annual grant amount of an option to purchase 15,000 shares of our common stock. One-half of each of the options granted to the member of the Board of Directors are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

COMPENSATION COMMITTEE REPORT

The Nominating, Compensation and Governance Committee operates under a written charter adopted by the Board of Directors on October 14, 2005. The Committee is responsible for the Company’s executive compensation philosophy and major compensation policies. The Committee also determines all aspects of the compensation paid to our executive officers including the Company’s Chief Executive Officer. The Committee met seven times and acted once by unanimous written consent during fiscal 2006 to fulfill its responsibilities. All members of the Committee are non-employee directors and satisfy the current Nasdaq Stock Market listing standards and SEC requirements with respect to independence.

The Nominating, Compensation and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Report with management and based on the review and discussion recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

John E. Rehfeld, Chairman
Philip K. Fricke
Theodore E. Lavoie

March 12, 2007

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of February 28, 2007 and as adjusted to reflect the sale of common stock offered by us for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February 28, 2007 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 9,298,419 shares of common stock outstanding.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local.com Corporation, One Technology Drive, Building G, Irvine, California 92618.

		Percentage of
		Shares
	Number of Shares	Beneficially
Name and Address of Beneficial Owner	Beneficially Held	Owned

5% Stockholders:
Hearst Communications, Inc.(1)	1,492,537	13.8%
Steven R. Becker(2)	497,513	5.1%
Executive Officers and Directors:
Heath B. Clarke(3)	1,432,803	13.8%
Stanley B. Crair(4)	93,776	1.0%
Douglas S. Norman(5)	169,474	1.8%
Norman J. Farra Jr.(6)	115,411	1.2%
Philip K. Fricke(7)	50,652	0.5%
Theodore E. Lavoie(8)	53,749	0.6%
John E. Rehfeld(9)	50,793	0.5%
All directors and executive officers as a group (7 persons)(10)	1,966,668	18.0%

(1)	Includes 1,492,537 shares issuable upon the conversion of senior secured convertible notes. Hearst Communications, Inc. is a subsidiary of Hearst Magazines Property, Inc. (Hearst Magazines) and Hearst Holdings, Inc (Hearst Holdings). Hearst Magazines is a wholly-owned subsidiary of Communications Data Services Inc (CDS). CDS is a wholly-owned subsidiary of Hearst Holdings. Hearst Holdings is a wholly-owned subsidiary of The Hearst Corporation (Hearst). Hearst is owned by The Hearst Family Trust (Hearst Trust). The address for Hearst, Hearst Holdings, and Hearst Communications Inc. is 300 West 57th Street, New York, New York 10019. The address for the Hearst Trust is 888 Seventh Avenue, New York, New York 10106. The address for CDS is 1901 Bell Avenue, Des Moines, Iowa 50315. The address for Hearst Magazines is 2 Sound View Drive, Greenwich, Connecticut 06830.

(2)	Includes 497,513 shares issuable upon the conversion of senior secured convertible notes. Steven R. Becker is the sole principal of BC Advisors, LLC (BCA) which acquired the senior secured convertible notes and warrants for the account of SRB Greenway Capital, L.P. (SRBGC), SRB Greenway Capital (Q.P.), L.P. (SRBQP) and SRB Greenway Offshore Operating Fund, L.P (SRB Offshore). BCA is the general partner of SRB Management, L.P. which is the general partner of SRBGC, SRBQP and SRB Offshore. The address of Steven R. Becker, BCA, SRBGC, SRBQP, SRB Offshore and SRB Management, L.P. is 300 Crescent Court, Suite 1111, Dallas, Texas 75201.

(3)	Includes 418,375 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007. Does not include 44,700 shares which were pledged as collateral for a personal loan with a third party. The pledge included the transfer of beneficial ownership of these shares during the time that the loan is outstanding. Following repayment of the loan, Mr. Clarke will once again have beneficial ownership of the shares.

(4)	Includes 90,776 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007.

(5)	Includes 5,000 shares issuable upon the exercise of warrants and 148,511 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007.

(6)	Includes 55,422 shares issuable upon the exercise of warrants and 59,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007.

(7)	Includes 49,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007. Does not include 67,000 shares which were pledged as collateral for personal loans with a third party. The pledge included the transfer of beneficial ownership of these shares during the time that the loans are outstanding. Following repayment of the loans, Mr. Fricke will once again have beneficial ownership of the shares.

(8)	Includes 49,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007.

(9)	Includes 50,793 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007.

(10)	Includes 60,422 shares issuable upon the exercise of warrants and 868,452 shares issuable upon the exercise of options that are exercisable within 60 days of February 28, 2007.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2006, with respect to our compensation plans including our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, and 2005 Equity Incentive Plan under which we may issue shares of our common stock.

Equity Compensation Plan Information

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price	Future Issuance Under
	Issued Upon Exercise of	of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,933,363	$5.10	95,303
Equity compensation plans not approved by security holders	—	—	—

Total	1,933,363	$5.10	95,303

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None

Director Independence

Nominating, Compensation
		Audit Committee	and Corporate Governance
Director	Independent(1)	Member	Committee Member

Heath B. Clarke	No
Norman K. Farra Jr.	Yes	X
Philip K. Fricke	Yes	X	X
Theodore E. Lavoie	Yes	X	X
John E. Rehfeld	Yes		X

(1)	As defined by applicable SEC rule and the listing standards of the Nasdaq Capital Market.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2006 and 2005.

	Years ended December 31,
	2006	2005

Audit Fees	$162,040	$133,655
Audit-Related Fees	9,810	35,600
Tax Fees	17,110	21,150
All Other Fees	—	19,910

Total Fees Paid	$188,960	$210,315

Audit Fees

The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees

The aggregate fees for the auditor’s consent for use of our audited financial statements in our SB-2, S-3 and S-8 registration statements.

Tax Fees

The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

The aggregate fees for services related to our acquisitions.

Our audit committee pre-approves all services provided by Haskell & White LLP.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3	.2(1)	Amended and Restated Bylaws of the Registrant

3	.3(3)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

10	.1(2)	Share Purchase Termination Agreement dated May 15, 2006

21	.1*	Subsidiaries of Registrant

23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm

31	.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of March, 2007.

LOCAL.COM CORPORATION

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

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 15, 2007

/s/ Douglas S. Norman Douglas S. Norman	Chief Financial Officer and Secretary	March 15, 2007

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 15, 2007

/s/ Philip K. Fricke Philip K. Fricke	Director	March 15, 2007

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 15, 2007

/s/ John E. Rehfeld John E. Rehfeld	Director	March 15, 2007

LOCAL.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Local.com Corporation

We have audited the accompanying consolidated balance sheets of Local.com Corporation (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at F-1. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Local.com Corporation as of December 31, 2006 and 2005, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed at Note 1, “Stock-based Compensation,” to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock compensation costs.

As discussed in Note 10 to the financial statements, subsequent to the year ended December 31, 2006, the Company issued $8 million of 9% convertible notes payable and warrants.

/s/  HASKELL & WHITE LLP

Irvine, California
March 15, 2007

LOCAL.COM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$3,264	$1,075
Restricted cash	41	10
Marketable securities	1,972	13,244
Accounts receivable, net of allowances of $9 and $30, respectively	2,091	1,138
Prepaid expenses and other current assets	302	377

Total current assets	7,670	15,844
Property and equipment, net	2,028	2,772
Intangible assets, net	2,813	3,760
Goodwill	12,213	12,445
Long-term restricted cash	125	166
Deposits	42	47

Total assets	$24,891	$35,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,851	$1,798
Accrued compensation	328	347
Deferred rent	432	575
Accrued royalties	19	496
Other accrued liabilities	355	631
Notes payable	63	84
Deferred revenue	245	295

Total liabilities, all current	4,293	4,226

Minority interest	—	(1)

Commitments and contingencies (Note 5)
Stockholders’ equity: (Notes 6, 7 and 9)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,297,502 and 9,171,944 issued and outstanding, respectively	—	—
Additional paid-in capital	51,657	48,706
Accumulated other comprehensive loss	(27)	(151)
Accumulated deficit	(31,032)	(17,746)

Stockholders’ equity	20,598	30,809

Total liabilities and stockholders’ equity	$24,891	$35,034

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per shares amounts)

Revenue	$14,213	$18,139	$19,072

Operating Expenses:
Search serving	4,960	10,707	9,698
Sales and marketing	13,169	6,025	3,774
General and administrative	5,881	4,025	2,647
Research and development	2,829	2,988	1,282
Amortization and write-down of intangibles	947	1,078	—

Total operating expenses	27,786	24,823	17,401

Operating income (loss)	(13,573)	(6,684)	1,671
Interest and other income (expense)	288	680	(656)

Income (loss) before income taxes	(13,285)	(6,004)	1,015
Provision (benefit) for income taxes	1	498	(521)

Net income (loss)	$(13,286)	$(6,502)	$1,536

Per share data:
Basic net income (loss) per share	$(1.44)	$(0.75)	$0.53

Diluted net income (loss) per share	$(1.44)	$(0.75)	$0.29

Basic weighted average shares outstanding	9,249,973	8,658,069	2,886,203
Diluted weighted average shares outstanding	9,249,973	8,658,069	5,369,623

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
					(In thousands)

Balance at December 31, 2003	1,823	$—	1,008	$—	$6,884	$—	$(12,780)	$(5,896)
Preferred stock converted into common stock	1,170	—	(1,008)	—	—	—	—	—
Common stock issued:
Initial public offering	3,157	—	—	—	21,711	—	—	21,711
Private placement	822	—	—	—	14,004	—	—	14,004
Issued for liabilities	100	—	—	—	200	—	—	200
Conversion of convertible debentures	705	—	—	—	2,360	—	—	2,360
Exercise of warrants	177	—	—	—	325	—	—	325
Non-cash equity based expense for services	—	—	—	—	13	—	—	13
Comprehensive income:
Net unrealized loss on marketable securities	—	—	—	—	—	(36)	—	(36)
Net income	—	—	—	—	—	—	1,536	1,536

Comprehensive income	—	—	—	—	—	—	—	1,500

Balance at December 31, 2004	7,954	—	—	—	45,497	(36)	(11,244)	34,217
Common stock issued:
Exercise of warrants	629	—	—	—	1,143	—	—	1,143
Exercise of options	484	—	—	—	1,426	—	—	1,426
Asset purchase	104	—	—	—	750	—	—	750
Non-cash equity based expense for services	—	—	—	—	95	—	—	95
Financing costs	—	—	—	—	(205)	—	—	(205)
Comprehensive income:
Net unrealized loss on marketable securities	—	—	—	—	—	(109)	—	(109)
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(6,502)	(6,502)

Comprehensive loss	—	—	—	—	—	—	—	(6,617)

Balance at December 31, 2005	9,171	—	—	—	48,706	(151)	(17,746)	30,809
Common stock issued:
Exercise of warrants	43	—	—	—	77	—	—	77
Exercise of options	83	—	—	—	345	—	—	345
Non-cash stock based compensation	—	—	—	—	2,531	—	—	2,531
Financing costs	—	—	—	—	(3)	—	—	(3)
Swing sale profit contribution	—	—	—	—	1	—	—	1
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	118	—	118
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(13,286)	(13,286)

Comprehensive loss	—	—	—	—	—	—	—	(13,162)

Balance at December 31, 2006	9,297	$—	—	$—	$51,657	$(27)	$(31,032)	$20,598

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(13,286)	$(6,502)	$1,536
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	2,160	1,539	229
Write-down of intangible asset	—	337	—
Provision for doubtful accounts	(23)	69	10
Non-cash equity expense related to stock option issuances	2,531	95	13
Non-cash interest expense	—	—	75
Non-cash interest income	(6)	(15)	—
Loss on disposal of property and equipment	18	63	—
Realized loss on marketable securities	42	34	—
Realized loss on foreign exchange translation	4	—	—
Cash received for lease incentive	—	547	—
Changes in operating assets and liabilities:
Accounts receivable	(930)	163	(685)
Prepaid expenses and other	157	30	225
Deferred income tax assets	—	678	(678)
Other non-current assets	5	(5)	(4)
Accounts payable and accrued liabilities	138	(242)	(665)
Deferred revenue	(50)	(214)	108

Net cash (used in) provided by operating activities	(9,240)	(3,423)	164

Cash flows from investing activities:
Capital expenditures	(487)	(4,010)	(519)
Purchases of marketable securities	—	(7,982)	(10,424)
Proceeds from sales of marketable securities	11,354	4,998	—
Decrease (increase) in restricted cash	10	(112)	16
Increase (decrease) in minority interest	1	(1)	—
Proceeds from sale of property and equipment	6	—	—
Acquisition, net of cash acquired	232	(15,329)	—

Net cash provided by (used in) investing activities:	11,116	(22,436)	(10,927)

Cash flows from financing activities:
Proceeds from issuance of common stock:
From initial public offering	—	—	25,260
From private placement	—	—	15,002
Exercise of warrants	77	1,143	325
Exercise of options	344	1,426	—
Payment of fractional shares from convertible secured debenture conversion	—	—	(1)
Payment of notes payable	(109)	(41)	(1,359)
Swing sale profit contribution	1	—	—
Payment of financing related costs	(3)	(205)	(4,546)

Net cash provided by financing activities	310	2,323	34,681

Effect of currency translation on cash	3	(6)	—

Net increase (decrease) in cash and cash equivalents	2,189	(23,542)	23,918
Cash and cash equivalents, beginning of year	1,075	24,617	699

Cash and cash equivalents, end of year	$3,264	$1,075	$24,617

Supplemental Cash Flow Information:
Interest paid	$5	$2	$492

Income taxes paid	$1	$1	$49

Non-cash investing and financing transactions:
Common stock issued for asset purchase		$750

Common stock issued in satisfaction of liabilities			$200

Insurance financing	$88	$125	$17

Capital lease			$20

Convertible secured debentures converted into common stock			$2,360

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements

1.	Nature of operations and summary of significant accounting policies

Nature of operations

Local.com Corporation, a Delaware corporation (the Company), is a provider of paid-search services on the Internet. The Company provides advertisers’ sponsored listings in response to searches on the Company’s Distribution Network, a network of web sites and search engines that have integrated the Company’s search service into their sites and the Company’s own web site, Local.com. The Company’s sponsored listings are comprised of the Company’s own direct advertisers and the advertisers of other paid-search companies, which make up the Company’s Advertiser Network. The search listings are generally ranked by the advertisers’ bid. Advertisers pay a specified bid price for each click-through on the advertisers’ sponsored listing. The Company operates in one reportable business segment.

On November 2, 2006, the Company changed its name from Interchange Corporation to Local.com Corporation. The Company amended its Amended and Restated Certificate of Incorporation in connection with a merger of a wholly-owned subsidiary of the Company with and into the Company in accordance with Section 253 of the Delaware General Corporation Law.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. Non-cash equity based expense of $95,000 for the year ended December 31, 2005 and $13,000 for the year ended December 31, 2004 are included in general and administrative expense for the corresponding periods. Payroll taxes payable of $34,000 as of December 31, 2005, is included in accrued compensation.

Principles of consolidation

The Company’s consolidated financial statements include the accounts of Local.com Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Interchange Internet Search GmbH, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions have been eliminated. Effective December 31, 2006, the Company no longer has operations in its subsidiaries.

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

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restricted cash

On June 26, 2002, the Company pledged $100,000 of cash for an irrevocable letter of credit related to the lease of office space that is classified as restricted cash on the balance sheet. The letter of credit was reduced to $40,960 on April 1, 2006. The letter of credit will expire on April 1, 2007.

On April 22, 2005, the Company pledged $125,129 of cash for an irrevocable letter of credit related the lease of new office space that is classified as restricted cash on the balance sheet. The letter of credit will be reduced to $96,397 on July 31, 2007, $66,506 on July 31, 2008, and $35,448 on July 31, 2009. The letter of credit will expire on July 31, 2010.

Marketable securities

The Company carries marketable securities at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest and other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Accounts receivable

The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If management believes that a customer’s financial condition has deteriorated such that it impairs its ability to make payments, additional allowances may be required. A significant portion of the Company’s direct advertisers pay in advance. In addition, the Company grants its Advertiser Network partners net 30 terms. Of the customers that do not pay in advance, as of December 31, 2006 and 2005, one customer represented 52% and 37% of total accounts receivable, respectively and one additional customer represented 11% and 27% of total accounts receivable as of December 31, 2006 and 2005, respectively.

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

Intangible assets

Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at December 31, 2006 was $818,767.

Customer contracts and relationships arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. During the year ended December 31, 2005, due to the deterioration of revenues in

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Europe since the acquisition of Inspire in February 2005, management believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, the Company wrote-down the remaining unamortized balance of $337,000.

Non-compete agreement arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2006 was $158,400.

Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2006 was $643,715.

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization
For the years ending December 31,	Expense

2007	$947
2008	$645
2009	$447
2010	$74
2011	$—

Impairment of long-lived assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, management believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, the Company wrote-down the remaining unamortized balance of $337,000. For the years ended December 31, 2006 and 2004, management had no evidence of impairment.

Goodwill and other intangible assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exist. For goodwill, the Company engages an independent appraiser to assist management in the determination of the fair value of its reporting unit and compares the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. The Company performed its annual impairment analysis as of December 31, 2006 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Fair value of financial instruments

The Company’s balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. The Company considers the carrying

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

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

Revenue recognition

Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings or display of a banner advertisement. As a result of each click-through, management believes all four revenue recognition criteria are met. Prior to supplying a click-through, the Company enters into a contractual arrangement to distribute sponsored listings from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to the Company. These sponsored listings are then included as search results that the Company distributes in response to keyword searches performed by consumers on the Company’s Distribution Network. Depending on the source of the advertiser, the Company recognizes an applicable portion of the bid price for each click-through the Company delivers on advertisers’ sponsored listings. Revenue is recognized when earned based on click-through activity to the extent that the direct advertiser has deposited sufficient funds with the Company or collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.

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

The Company derived 27%, 57% and 56% of its total revenue from direct advertisers and 73%, 43% and 44% of its total revenue from its advertising network partners during the years ended December 31, 2006, 2005 and 2004, respectively. One national advertising network partner represented 15%, 30% and 35% of the Company’s total revenue for the years ended December 31, 2006, 2005 and 2004, respectively and one local advertising network partner represented 48%, 2% and 0% for the years ended December 31, 2006, 2005 and 2004, respectively . No distribution network partner provided consumer search requests resulting in click-throughs representing more than 10% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004.

Search serving

Search serving expenses consist primarily of revenue-sharing payments that the Company makes to its Distribution Network partners, and to a lesser extent, royalties, Internet connectivity costs, data center costs,

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing the Company’s paid-search services.

Web site development costs and computer software developed for internal use

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over the useful its useful life. During the year ended December 31, 2006, the Company capitalized $392,000 related to the web site development with a useful life of three years. During the year ended December 31, 2006, amortization of capitalized web site costs was $174,000. During the year ended December 31, 2005, the Company capitalized $244,000 related to the web site development with a useful life of three years. During the year ended December 31, 2005, amortization of capitalized web site costs was $34,000. Capitalized web site costs are included in property and equipment, net. There were no capitalized costs prior to 2005.

Research and development

Research and development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its paid-search services. Research and development expenses include salaries and other costs of employment of the Company’s development staff as well as outside contractors and the amortization of capitalized web site development costs.

Traffic acquisition cost

The Company advertises on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords it believes will drive traffic to its Local.com web site. During the three month period ending December 31, 2006, approximately 92% of the traffic on our Local.com web site was acquired from other search engine web sites. During the year ended December 31, 2006, traffic acquisition costs (TAC) were $7.7 million of which $6.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations.

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

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) using SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. For the years ended December 31, 2006 and 2005, comprehensive loss consisted of net loss plus net unrealized gain/loss on marketable securities and foreign currency translation adjustments. For the year ended December 31, 2004, comprehensive income consisted of net income plus unrealized loss on marketable securities.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Supplemental comprehensive income (loss) information (in thousands):

	Years Ended December 31,
	2006	2005	2004

Foreign currency translation adjustments arising during period	$10	$(6)	$—
Reclassification adjustment for losses included in net loss	(4)	(6)	—

Foreign currency translation adjustments	$6	$(6)	$—

Unrealized holding gains (losses) arising during period	$160	$(75)	$(36)
Reclassification adjustment for losses included in net loss	(42)	(34)	—

Net unrealized gain (loss) on marketable securities	$118	$(109)	$(36)

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

Total stock-based compensation expense recognized for the year ended December 31, 2006 is as follows (in thousands, except per share amount):

Year Ended
December 31,
2006

Sales and marketing	$601
General and administrative	1,674
Research and development	256

Total stock-based compensation expense	$2,531

Basic and diluted net compensation expense per share	$0.27

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.66%
Expected lives (in years)	6.5
Expected dividend yield	None
Expected volatility	112.37%

As of December 31, 2006, there was $1.8 million of unrecognized stock-based compensation expense related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.3 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from the Company’s forecasted rate.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Prior to the adoption of SFAS No. 123R the Company accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

The following table illustrates the pro forma effect of the fair value recognition of stock-based compensation on net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

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

For the year ended December 31, 2006, potentially dilutive securities, which consist of options to purchase 1,933,363 share of common stock at prices ranging from $0.40 to $16.59 and warrants to purchase 1,043,664 shares of common stock at prices ranging from $3.00 to $25.53 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the year ended December 31, 2005, potentially dilutive securities, which consist of options to purchase 1,339,360 shares of common stock at prices ranging from $0.40 to $16.59 and warrants to purchase 1,279,575 shares of common stock at prices ranging from $2.00 to $25.53 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

LOCAL.COM CORPORATION

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income (loss)	$(13,286)	$(6,502)	$1,536

Denominator:
Denominator for historical basic calculation weighted average shares	9,250	8,658	2,886
Dilutive common stock equivalents:
Options	—	—	1,066
Warrants	—	—	1,418

Denominator for historical diluted calculation weighted average shares	9,250	8,658	5,370

Net income (loss) per share:
Historical basic net income (loss) per share	$(1.44)	$(0.75)	$0.53

Historical diluted net income (loss) per share	$(1.44)	$(0.75)	$0.29

New accounting pronouncements

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to its beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the effect of adopting FIN48.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that its adoption will have on its results of operations or financial condition.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2.	Composition of certain balance sheet captions

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Furniture and fixtures	$201	$195
Office equipment	91	93
Computer equipment	1,750	1,754
Computer software	1,473	1,169
Leasehold improvements	583	580

	4,098	3,791
Less accumulated depreciation and amortization	(2,070)	(1,019)

Property and equipment, net	$2,028	$2,772

Intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2006	2005

Developed technology	$2,233	$2,233
Non-compete agreements	261	261
Purchased technology	1,239	1,239
Domain name	701	701

	4,434	4,434
Less accumulated amortization	(1,621)	(674)

Intangible assets, net	$2,813	$3,760

3.	Marketable securities

The following is a summary of marketable securities all of which are classified as available for sale (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

As of December 31, 2006:
Mortgage backed government securities	$1,999	$(27)	$1,972

As of December 31, 2005:
Mortgage backed government securities	$13,389	$(145)	$13,244

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The contractual maturities of marketable securities are as follows (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

As of December 31, 2006:
Maturities:
After one year through five years	$1,999	$(27)	$1,972

As of December 31, 2005:
Maturities:
Less than one year	$9,391	$(84)	$9,307
After one year through five years	3,998	(61)	3,937

Total marketable securities	$13,389	$(145)	$13,244

4.	Income taxes

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	(2)	6
Foreign	1	(27)	—

Total current	1	(29)	6

Deferred:
Federal	—	412	(412)
State	—	115	(115)
Foreign	—	—	—

Total deferred	—	527	(527)

Total provision (benefit) for income taxes	$1	$498	$(521)

The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	—	—	(7)
IRS penalties	—	—	(4)
Stock option grants	(4)	—	—
Change in valuation allowance	(30)	(43)	(76)
Other	—	1	2

	—%	(8)%	(51)%

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Deferred income tax assets:
Net operating loss carryforwards	$10,730	$7,666	$4,202
Accrued expenses	1,095	76	53
Fixed assets/depreciation	1,551	241	—

Gross deferred tax assets	13,376	7,983	4,255
Valuation allowance	(11,808)	(6,335)	(3,577)

	1,568	1,648	678

Deferred income tax liabilities:
Acquired intangibles	(1,285)	(1,356)	—
Fixed assets/depreciation	—	—	(151)
Other	(283)	(292)	—

	(1,568)	(1,648)	(151)

Net deferred tax assets (liabilities)	$—	$—	$527

As of December 31, 2006, the Company has approximately $1.7 million of valuation allowance attributable to the tax benefit of exercised stock options and warrants issued for services, which will be credited directly to paid-in capital when the related deferred tax assets are realized.

As of December 31, 2006, the Company had $26.8 million and $28.0 million in net operating loss carryforwards for federal and state income tax purposes, respectively. The credits begin to expire in 2020 for federal and 2012 for state income tax purposes.

5.	Commitments and contingencies

Lease Commitments

The Company leases office space under an operating lease agreement that expires in June 2010. The future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows (in thousands):

			Net Operating
	Operating Leases	Sublease	Leases

Years ending December 31,
2007	$418	$(43)	$375
2008	371	—	371
2009	380	—	380
2010	193	—	193

Total minimum lease payments	$1,362	$(43)	$1,319

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $336,000, $407,000 and $210,000, respectively.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its own discretion. Employees immediately vest 100% of their own contributions and 20% of the Company’s matching contributions for each year of service. Through December 31, 2006, the Company has made no matching contributions.

Employment Agreements

The Company has signed employment agreements with its three executive officers and five of its key employees. The agreements provide for the payments of annual salaries totaling $1.4 million and annual bonuses of up to $552,000 in the aggregate. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If the Company terminates one of these officers or key employees without cause, the Company is obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) the greater of such officer’s or key employee’s annual salary for the remaining term of the agreement or such officer’s or key employee’s annual salary, (iii) the average of all bonuses during the term of the employment agreement, (iv) the same benefits that such officer or key employee received prior to termination, for a period of 12 months following termination, and (v) the right to exercise all options, including any as yet unvested options, for a period of 12 months following termination.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business.

6.	Stockholders’ equity

The Company has authorized 30,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.

Warrants

Warrant activity for the years ended December 31, 2004, 2005 and 2006 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	1,818,257	$3.62
Granted	495,150	15.10
Exercised	(187,500)	2.37
Expired	(37,713)	4.90

Outstanding at December 31, 2004	2,088,194	6.43
Exercised	(761,369)	3.07
Expired	(47,250)	14.58

Outstanding and exercisable at December 31, 2005	1,279,575	8.13
Exercised	(159,682)	3.91
Expired	(76,229)	3.58

Outstanding and exercisable at December 31, 2006	1,043,664	$9.11

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2004 was $1.99. No warrants were issued during the years ended December 31, 2005 and 2006.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2006:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price

$ 0.00 - $ 3.99	401,950	1.7 years	$3.59
$ 4.00 - $ 5.99	146,564	1.2 years	4.00
$ 8.00 - $ 9.99	15,000	0.8 years	8.00
$10.00 - $19.99	315,750	2.8 years	10.00
$20.00 - $25.53	164,400	3.0 years	25.53

	1,043,664	2.1 years	$9.11

7.	Stock plans

In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, and as of December 31, 2006, a total of 499,977 shares were subject to options granted and outstanding under the 1999 Plan.

In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, and as of December 31, 2006, a total of 499,957 shares were subject to options granted and outstanding under the 2000 Plan.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan and as of December 31, 2006, a total of 599,852 shares were subject to options granted and outstanding under the 2004 Plan.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan and as of December 31, 2006, a total of 904,911 shares were subject to options granted and outstanding under the 2005 Plan.

Stock option activity under the plans for the years ended December 31, 2004, 2005 and 2006 is as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intreinsic Value
			(In thousands) (1)

Outstanding at December 31, 2003	897,322	$3.06
Granted	395,625	3.47

Outstanding at December 31, 2004	1,292,947	3.19
Granted	773,814	9.61
Exercised	(484,211)	2.94
Canceled	(243,190)	8.91

Outstanding at December 31, 2005	1,339,360	5.95
Granted	864,104	4.05
Exercised	(82,748)	4.16
Canceled	(187,353)	6.77

Outstanding at December 31, 2006	1,933,363	$5.10	$9,851.3

Exercisable at December 31, 2006	1,004,935	$5.36	$5,384.4

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2004, 2005 and 2006 was $1.59, $9.01, and $3.50 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2005 and 2006 was $2.1 million and $122,000, respectively. There were no options exercised during the year ended December 31, 2004.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information regarding options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 0.00 - $ 1.00	23,625	1.0 years	$0.40	23,625	$0.40
$ 1.01 - $ 2.00	175,000	2.8 years	2.00	175,000	2.00
$ 2.01 - $ 3.00	155,830	5.5 years	2.25	151,592	2.25
$ 3.01 - $ 4.00	805,939	8.1 years	3.69	233,460	3.93
$ 4.01 - $ 5.00	91,000	8.0 years	4.41	—	—
$ 5.01 - $ 6.00	185,000	9.0 years	5.67	104,241	5.72
$ 6.01 - $ 7.00	115,869	8.6 years	6.37	74,913	6.38
$ 7.01 - $ 8.00	186,500	8.6 years	7.52	82,357	7.55
$ 8.01 - $10.00	70,000	8.4 years	9.17	65,000	9.20
$15.01 - $16.59	124,600	7.5 years	15.55	94,747	15.53

	1,933,363	7.5 years	$5.10	1,004,935	$5.36

8.	Operating segment information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Years ended December 31,
	2006	2005	2004

Revenue by geographic region:
United States	$14,069	$17,663	$19,072
Europe	144	476	—

Total revenue	$14,213	$18,139	$19,072

Operating income (loss) by geographic region:
United States	$(13,109)	$(6,550)	$1,671
Europe	(464)	(134)	—

Total operating income (loss)	$(13,573)	$(6,684)	$1,671

	December 31,	December 31,	December 31,
	2006	2005	2004

Total assets by geographic region:
United States	$24,891	$34,843	$38,148
Europe	—	191	—

Total assets	$24,891	$35,034	$38,148

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

9.	Inspire Infrastructure 2i AB acquisition

On February 28, 2005, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of Inspire Infrastructure 2i AB (Inspire), a Swedish Internet and wireless local-search technology company for $15.0 million in cash and cash acquisition costs of $409,000. Under the terms of the acquisition, Inspire shareholders could have received additional consideration consisting of up to 447,067 shares of Local.com common stock, valued at $7.5 million based upon a 30-day moving average at the date of acquisition, which was payable upon the achievement of certain future business performance criteria.

On May 15, 2006, the Company entered into a Share Purchase Termination Agreement with Interchange Europe Holding Corporation, a wholly owned subsidiary of the Company, and the five former shareholders of Inspire Infrastructure 2i AB (Sellers) to terminate all provisions of the Share Purchase Agreement dated February 2, 2005, except for Provision 10 — Non-Compete and Section 11.7 — Confidentiality. As a result of this termination, $232,000 of the cash escrow was returned to the Company which reduced goodwill. In addition, the Sellers will not earn or receive the additional consideration of 447,067 shares of Local.com common stock.

On December 20, 2006, the Company entered into a Share Purchase Agreement with Starboard Finans AB to sell all of the outstanding capital stock of Interchange Europe AB (formerly Inspire Infrastructure 2i AB) it owns (1,000 shares) for $140 (SEK 1,000).

10.	Subsequent events

On February 23, 2007, the Company entered into Purchase Agreement with two investors. Pursuant to this agreement, the investors purchased an aggregate of $8.0 million of 9% senior secured convertible notes and warrants to purchase shares of the Company’s common stock. The senior secured convertible notes are secured by the Company’s assets and are due on February 23, 2009. Each senior secured convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $4.02 of principal amount of debenture. The Company also issued warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes model at the date of grant, was $3.1 million will be recorded as convertible debt discount and will be amortized over the life of the debentures. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.67% interest rate; five years contractual life; and volatility of 100%.

In connection with the issuance of the convertible secured debentures, the Company paid $530,000 in cash for placement agent fees of which $205,000 was paid to a director of the Company. These fees are recorded in prepaid expenses and will be amortized over the life of the debentures. The Company also issued warrants to purchase an aggregate of 71,642 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 71,642 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $458,000 and will be recorded in prepaid expenses and will be amortized over the life of the debentures.

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Accounts receivable (in thousands):
Year ended December 31, 2006
Allowance for doubtful accounts	$30	$(23)	$2	$9
Year ended December 31, 2005
Allowance for doubtful accounts	$5	$69	$(44)	$30
Year ended December 31, 2004
Allowance for doubtful accounts	$25	$9	$(29)	$5

SELECTED QUARTERLY FINANCIAL DATA
(in thousands, except per share amounts)
(Unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$3,628	$4,059	$3,374	$3,151	$3,417	$4,058	$4,753	$5,911
Operating loss	$(3,244)	$(2,886)	$(3,557)	$(3,887)	$(3,117)	$(2,336)	$(1,060)	$(171)
Net income (loss)	$(3,159)	$(2,832)	$(3,475)	$(3,783)	$(3,038)	$(2,767)	$(828)	$131
Basic net income (loss) per share	$(0.34)	$(0.31)	$(0.38)	$(0.41)	$(0.33)	$(0.31)	$(0.10)	$0.02
Diluted net income (loss) per share	$(0.34)	$(0.31)	$(0.38)	$(0.41)	$(0.33)	$(0.31)	$(0.10)	$0.01

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(1)	Amended and Restated Bylaws of the Registrant

3.3(3)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

10.1(2)	Share Purchase Termination Agreement dated May 15, 2006

21.1*	Subsidiaries of Registrant

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.