Form 10-Q
period 2007-03-31
LOCAL.COM
filed 2007-05-10
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from            to
Commission File Number: 000-50989
LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Technology Drive, Building G
Irvine, CA 92618
(Address of principal executive offices)(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at April 30, 2007:	Common:	9,304,573
	Preferred:	0

LOCAL.COM CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,377	$3,264
Restricted cash	70	41
Marketable securities	1,979	1,972
Accounts receivable, net of allowances of $9	3,196	2,091
Prepaid financing costs	1,013	—
Prepaid expenses and other current assets	273	302

Total current assets	14,908	7,670

Property and equipment, net	1,855	2,028
Intangible assets, net	2,577	2,813
Goodwill	12,213	12,213
Long-term restricted cash	96	125
Deposits	42	42

Total assets	$31,691	$24,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,596	$2,851
Accrued compensation	523	328
Deferred rent	380	432
Other accrued liabilities	327	374
Notes payable	26	63
Deferred revenue	230	245

Total current liabilities	5,082	4,293

Long-term senior secured convertible notes, net of debt discount of $6,084	1,916	—

Total liabilities	6,998	4,293

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,299,918 and 9,297,502 issued and outstanding, respectively	—	—
Additional paid-in capital	58,833	51,657
Accumulated comprehensive loss	(21)	(27)
Accumulated deficit	(34,119)	(31,032)

Stockholders’ equity	24,693	20,598

Total liabilities and stockholders’ equity	$31,691	$24,891

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue	$4,881	$3,151

Operating expenses:
Search serving	807	1,580
Sales and marketing	4,699	2,467
General and administrative	1,333	1,804
Research and development	699	950
Amortization of intangibles	237	237

Total operating expenses	7,775	7,038

Operating loss	(2,894)	(3,887)

Interest and other income (expense)	(192)	105

Loss before income taxes	(3,086)	(3,782)

Provision for income taxes	1	1

Net loss	$(3,087)	$(3,783)

Per share data:

Basic net loss per share	$(0.33)	$(0.41)

Diluted net loss per share	$(0.33)	$(0.41)

Basic weighted average shares outstanding	9,298,281	9,211,044

Diluted weighted average shares outstanding	9,298,281	9,211,044

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Net loss	$(3,087)	$(3,783)

Other comprehensive income (loss):

Foreign currency translation adjustments	—	(6)
Net unrealized gain on marketable securities	6	22

Total comprehensive loss	$(3,081)	$(3,767)

Supplemental comprehensive income (loss) information:

Unrealized holding gain arising during period	$6	$6
Reclassification adjustment for losses included in net loss	—	16

Net unrealized gain on marketable securities	$6	$22

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,087)	$(3,783)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	510	522
Provision for doubtful accounts	—	(15)
Non-cash stock based compensation	491	915
Non-cash interest income	—	(1)
Non-cash interest expense	137	—
Changes in operating assets and liabilities:
Accounts receivable	(1,105)	(45)
Prepaid expenses and other	(527)	1
Accounts payable and accrued liabilities	841	(112)
Deferred revenue	(15)	37

Net cash used in operating activities	(2,755)	(2,481)

Cash flows from investing activities:
Capital expenditures	(100)	(10)
Proceeds from sales of marketable securities	—	2,997

Net cash (used in) provided by investing activities	(100)	2,987

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes	8,000	—
Proceeds from issuance of common stock from exercise of options	4	170
Proceeds from issuance of common stock from exercise of warrants	4	38
Payment of notes payable	(37)	(28)
Payment of financing related costs	(3)	(3)

Net cash provided by financing activities	7,968	177

Effect of currency changes on cash	—	(6)

Net increase in cash and cash equivalents	5,113	677
Cash and cash equivalents, beginning of period	3,264	1,075

Cash and cash equivalents, end of period	$8,377	$1,752

Supplemental cash flow information:
Interest paid	$1	$2

Income taxes paid	$1	$1

Non-cash investing and financing transactions:
Debt discount related to issuance of senior secured convertible notes	$6,221

Warrants issued for financing costs	$458

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to current period’s presentation. Accrued royalties of $19,000 as of December 31, 2006, is included in other accrued liabilities.
2. Significant accounting policies
Principles of consolidation
Prior to January 1, 2007, the Company’s consolidated financial statements include the accounts of Local.com Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Interchange Internet Search GmbH, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. Subsequent to January 1, 2007, the Company’s consolidated financial statements include the accounts of Local.com Corporation and its wholly owned subsidiary, Interchange Europe Holding Corporation. All intercompany balances and transactions have been eliminated.
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2007 was $930,417.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2007 was $180,150.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2007 was $746,785.
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
Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2007, the Company capitalized an additional $67,000 related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $42,000 for the three months ended March 31, 2007. Capitalized web site costs are included in property and equipment, net.
Stock-based compensation
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment on January 1, 2006, the beginning of its first quarter of fiscal 2006, using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.
Total stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except per share amount):

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Sales and marketing	$120	$172
General and administrative	292	670
Research and development	79	73

Total stock-based compensation expense	$491	$915

Basic and diluted net compensation expense per share	$0.05	$0.10

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006

Risk-free interest rate	4.55%	4.63%
Expected lives (in years)	7.0	6.0
Expected dividend yield	None	None
Expected volatility	100.0%	125.0%
Net loss per share
SFAS No. 128, Earnings per Share, establishes standards for computing and presenting earnings per share. Basic net loss per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for senior secured convertible notes, and the treasury stock method for options and warrants.
For the three months ended March 31, 2007, potentially dilutive securities, which consist of options to purchase 1,909,061 shares of common stock at prices ranging from $0.40 to $16.59 per share, warrants to purchase 2,777,263 shares of common stock at prices ranging from $3.00 to $25.53 per share and senior secured convertible notes that could convert into 1,990,050 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2007	2006
Numerator:
Net loss	$(3,087)	$(3,783)

Denominator:
Denominator for basic calculation weighted average shares	9,298	9,211

Dilutive common stock equivalents:
Senior secured convertible notes	—	—
Options	—	—
Warrants	—	—

Denominator for diluted calculation weighted average shares	9,298	9,211

Net loss per share:

Basic net loss per share	$(0.33)	$(0.41)

Diluted net loss per share	$(0.33)	$(0.41)

Income taxes
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
The Company adopted FIN48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company’s preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest and penalties related to income tax. It is the Company’s policy to classify interest and penalties related to income tax as income taxes in its financial statements.
The following tax years that remain subject to examination by major tax jurisdictions are as follows:
Federal – 2003, 2004 and 2005; and
California (State) – 2004 and 2005.
New accounting pronouncements
In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option.” SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations.

3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Furniture and fixtures	$203	$201
Office equipment	119	91
Computer equipment	1,750	1,750
Computer software	1,545	1,473
Leasehold improvements	583	583

	4,200	4,098
Less accumulated depreciation and amortization	(2,345)	(2,070)

Property and equipment, net	$1,855	$2,028

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Developed technology	$2,233	$2,233
Non-compete agreements	261	261
Purchased technology	1,239	1,239
Domain name	701	701

	4,434	4,434
Less accumulated amortization	(1,857)	(1,621)

Intangible assets, net	$2,577	$2,813

Interest and other income (expense) consisted of the following (in thousands):

	Three months ended
	March 31,
	2007	2006
Interest income	$71	$108
Interest expense	(103)	(2)
Interest expense – non-cash	(160)	—
Gain on sale of fixed assets	—	15
Realized loss on sale of marketable securities	—	(16)

Interest and other income (expense)	$(192)	$105

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three month ended
	March 31,
	2007	2006
Revenue by geographic region:
United States	$4,873	$3,092
Europe	8	59

Total revenue	$4,881	$3,151

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 208,680 were outstanding and 23 were available for future grant at March 31, 2007.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 362,514 were outstanding and 2,709 were available for future grant at March 31, 2007.
2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 485,295 were outstanding and 7,028 were available for future grant at March 31, 2007.

2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 852,572 were outstanding and 108,429 were available for future grant at March 31, 2007.
Stock option activity under the plans during the three months ended March 31, 2007 is as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)

Outstanding at December 31, 2006	1,933,363	$5.10
Granted	72,000	4.18
Exercised	(1,416)	2.81
Cancelled	(94,886)	5.01

Outstanding at March 31, 2007	1,909,061	$5.07	$9,673

Exercisable at March 31, 2007	1,104,125	$5.35	$5,910

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2007 and 2006 was $1.72 and $4.12 per option, respectively.
The aggregate intrinsic value of all options exercised during the three month ended March 31, 2007 and 2006 was $2,000 and $57,000, respectively.
Stock option summary information for the plans at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $1.00	23,625	0.8	$0.40	23,625	$0.40
$1.01 - $2.00	175,000	2.6	$2.00	175,000	$2.00
$2.01 - $3.00	152,815	5.3	$2.25	152,815	$2.25
$3.01 - $4.00	808,757	7.9	$3.70	280,374	$3.91
$4.01 - $5.00	108,000	8.1	$4.42	18,333	$4.21
$5.01 - $6.00	149,638	7.3	$5.67	110,719	$5.71
$6.01 - $7.00	114,064	8.5	$6.37	80,048	$6.38
$7.01 - $8.00	185,944	8.4	$7.52	97,872	$7.54
$8.01 - $10.00	70,000	8.1	$9.17	65,833	$9.19
$15.01 - $16.59	121,218	7.2	$15.56	99,506	$15.55

	1,909,061	7.1	$5.07	1,104,125	$5.35

6. Warrants
Warrant activity during the three months ended March 31, 2007 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2006	1,043,664	$9.11
Issued	1,735,324	5.23
Exercised	(1,000)	3.75
Expired	(625)	4.00

Outstanding at March 31, 2007	2,777,363	$6.68

Exercisable at March 31, 2007	1,185,323	$8.65

Warrant summary information at March 31, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $3.99	400,950	1.4	$3.59	400,950	$3.59
$4.00 - $4.99	1,013,601	4.3	$4.70	217,581	$4.27
$5.00 - $5.99	867,662	4.9	$5.63	71,642	$5.63
$8.00 - $9.99	15,000	0.5	$8.00	15,000	$8.00
$10.00 - $19.99	315,750	2.6	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	2.8	$25.53	164,400	$25.53

	2,777,363	3.8	$6.68	1,185,323	$8.65

7. Private Placement
On February 22, 2007, the Company entered into a Purchase Agreement with two investors. Pursuant to this agreement, the investors purchased an aggregate of $8.0 million of 9% senior secured convertible notes and warrants to purchase shares of the Company’s common stock. The senior secured convertible notes are secured by the Company’s assets and are due on February 23, 2009. Each senior secured convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $4.02 of principal amount of their note. The Company also issued warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes model at the date of grant, was $3.1 million and was recorded as convertible debt discount and will be amortized into interest expense over the life of the notes. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.67% interest rate; five years contractual life; and volatility of 100%.
In connection with the issuance of the senior secured convertible notes, the Company paid $530,000 in cash for placement agent fees of which $205,000 was paid to a director of the Company. These fees are recorded in prepaid expenses and will be amortized into interest expense over the life of the notes. The Company also issued to the placement agents warrants to purchase an aggregate of 71,642 shares of common stock, of which 27, 711 were issued to a director of the Company, at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 71,642 shares of common stock, of which 27,711 were issued to a director of the Company, at an exercise price of $5.63 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $458,000 and was recorded in prepaid expenses and will be amortized into interest expense over the life of the notes.
On March 29, 2007, the Company entered into Amendment No. 1 to the Purchase Agreement whereby the exercise date of the warrants issued to the investors was amended to be the six month anniversary of the closing date (February 23, 2007) of the Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward- looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors, including those described or referred to in Item 1A of this Quarterly Report. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2006 and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
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
Stock-based compensation
We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006, the beginning of our first quarter of fiscal 2006, using the modified-prospective transition method. Under the modified-prospective transition method prior periods of our financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

Total stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 is as follows (in thousands, except per share amount):

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Sales and marketing	$120	$172
General and administrative	292	670
Research and development	79	73

Total stock-based compensation expense	$491	$915

Basic and diluted net compensation expense per share	$0.05	$0.10

Income taxes
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
We adopted FIN48 as of January 1, 2007, the beginning of our current fiscal year. Based on our preliminary analysis, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position including our effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and we did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, we have not recorded any accrued interest and penalties related to income tax. It is our policy to classify interest and penalties related to income tax as income taxes in our financial statements.
The following tax years that remain subject to examination by major tax jurisdictions are as follows:
Federal – 2003, 2004 and 2005
California (State) – 2004 and 2005

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended
	March 31,
	2007	2006
Revenue	100.0%	100.0%

Operating expenses:
Search serving	16.5	50.1
Sales and marketing	96.3	78.3
General and administrative	27.3	57.3
Research and development	14.3	30.1
Amortization of intangibles	4.9	7.5

Total operating expenses	159.3	223.3

Operating loss	(59.3)	(123.3)

Interest and other income (expense)	(3.9)	3.3

Loss before income taxes	(63.2)	(120.0)

Provision for income taxes	0.0	0.0

Net loss	(63.2)%	(120.0)%

Three months ended March 31, 2007 and 2006
Revenue
Revenue was $4.9 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $1.7 million or 54.9%. The increase in our total revenue was primarily due to an increase in the number of revenue generating click-throughs from our local business partially offset by a decrease in the number click-throughs from our national business. We expect revenue from our local business to continue to increase and revenue from our national business to decline.
Revenue from our local business was $4.1 million or 83.8% of our total revenue, revenue from our local international business was $8,000 or 0.2% and revenue from our national business was $780,000 or 16.0% of our total revenue for the three months ended March 31, 2007.
Revenue from our local business was $1.1 million or 34.4% of our total revenue, revenue from our local international business was $59,000 or 1.9% of our total revenue and revenue from our national business was $2.0 million or 63.7% of our total revenue for the three months ended March 31, 2006.
We derived 10.1% of our revenue from direct advertisers and 89.9% of our revenue from our Advertiser Network partners during the three months ended March 31, 2007, as compared to 28.4% of our revenue from direct advertisers and 71.6% from Advertiser Network partners during the three months ended March 31, 2006. Our national Advertiser Network partner, LookSmart, represented 2.7% and 24.7% of our total revenue for the three months ended March 31, 2007 and 2006, respectively, our local Advertising Network partner, Yahoo, represented 47.8% and 27.8% of our total revenue for the three months ended March 31, 2007 and 2006, respectively, and our local Advertising Network partner, Idearc, represented 15.6% and 0% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.

Search serving
Search serving expenses were $807,000 and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, representing a decrease of $773,000 or 48.9%. As a percentage of revenue, search serving expenses were 16.5% and 50.1% for the three months ended March 31, 2007 and 2006, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generated from our local search business which has minimal search serving expenses associated with it. We expect search serving expense to continue to decrease as our revenue from our national business continues to decrease.
Sales and marketing
Sales and marketing expenses were $4.7 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $2.2 million or 90.5%. As a percentage of revenue, sales and marketing expenses were 96.3% and 78.3% for the three months ended March 31, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $1.3 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively, representing a decrease of $471,000 or 26.17%. As a percentage of revenue, general and administrative expenses were 27.3% and 57.3% for the three months ended March 31, 2007 and 2006, respectively. The decrease in absolute dollars was primarily due to lower non-cash stock based compensation expense. We expect general and administrative expenses to decrease slightly due to lower non-cash stock based compensation expense.
Research and development
Research and development expenses were $699,000 and $950,000 for the three months ended March 31, 2007 and 2006, respectively, representing a decrease of $251,000 or 26.4%. As a percentage of revenue, research and development expenses were 14.3% and 30.1% for the three months ended March 31, 2007 and 2006, respectively. The decrease in absolute dollars was primarily due to lower consulting expenses that were incurred in the first quarter of 2006 related to our national business and an increase in the capitalization of web site development costs. We capitalized an additional $67,000 of research and development expenses for web site development and amortized $42,000 during the three months ended March 31, 2007. We did not capitalize any research and development expenses during the three months ended March 31, 2006 and we amortized $20,000 during the three months ended March 31, 2006.
Amortization of intangibles
Amortization of intangibles expense was $237,000 for both of the three months ended March 31, 2007 and 2006. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology associated with the Atlocal asset purchase.
Interest and other income (expense)
Interest and other income (expense) was $(192,000) and $105,000 for the three months ended March 31, 2007 and 2006, respectively, representing a decrease of $297,000. This decrease was due to lower interest income as a result of less cash to invest and an increase in interest expense related to the senior secured convertible notes issued in February 2007.
Provision for income taxes
Provision for income taxes was $1,000 for the three months ended March 31, 2007 and 2006 respectively. This amount represents the minimum amounts required for state income taxes.
Net loss
We had a net loss of $3.1 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $8.4 million as of March 31, 2007 and $3.3 million as of December 31, 2006. Marketable securities were $2.0 million as of March 31, 2007 and as of December 31, 2006. We had working capital of $9.8 million as of March 31, 2007 and $3.4 million as of December 31, 2006.
Net cash used in operations was $2.8 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in operations was due to an increase accounts receivable as a result of higher revenue and an increase in prepaid expenses as a result of prepaid financing costs partially offset by a decrease in net loss, a decrease in non-cash stock option expense and an increase in accounts payable and accrued liabilities.
Net cash (used in) provided by investing activities was $(100,000) and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. Investing activity for the three months ended March 31, 2007 consisted of capital expenditures, including $67,000 of capitalized research and development for web site development. We expect capital expenditure to continue at the same level. Investing activity for the three months ended March 31, 2006 included proceeds from the sale of marketable securities of $3.0 million.
Net cash provided by financing activities was $8.0 million and $177,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we raised gross proceeds of $8.0 million from the issuance of senior secured convertible notes, $4,000 from the exercise of stock options and $4,000 from the exercise of warrants.
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
New Accounting Pronouncements
In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option.” SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. We are currently evaluating the impact the adoption of SFAS 159 will have on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk relating to interest rate changes and foreign currency fluctuations.
Interest Rate Risk
Our exposure to interest rate changes relates to our marketable securities. We invest our excess cash in debt instruments of the United States government.
Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $2.4 million and $3.2 million at March 31, 2007 and December 31, 2006, respectively.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
Information on risk factors can be found in “Part I, ITEM 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2006, we issued 3,080 shares of common stock for the net issuance exercise of 10,120 warrants held by an accredited and sophisticated investor.
In February 2006, we issued 3,712 shares of common stock for the net issuance exercise of 12,500 warrants held by an accredited and sophisticated investor.
Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited and sophisticated with access to the kind of information registration would provide.
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description

4.1(1)	Purchase Agreement dated February 22, 2007 by and among the Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

4.2(1)	Form of warrants to be issued to GunnAllen Financial, Inc. and Norman K. Farra Jr.

4.3(2)	Amendment No. 1 to Purchase Agreement dated March 29, 2007 by and among Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

10.1(3)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION

May 10, 2007 Date	/s/ Heath B. Clarke Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

/s/ Douglas S. Norman Douglas S. Norman
Chief Financial Officer (principal financial
and accounting officer) and Secretary

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description

4.1(1)	Purchase Agreement dated February 22, 2007 by and among the Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

4.2(1)	Form of warrants to be issued to GunnAllen Financial, Inc. and Norman K. Farra Jr.

4.3(2)	Amendment No. 1 to Purchase Agreement dated March 29, 2007 by and among Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

10.1(3)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.