Form 10-Q
period 2007-06-30
LOCAL.COM
filed 2007-08-07
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at August 1, 2007:	Common:	14,146,556
	Preferred:	0

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$3,264
Restricted cash	29	41
Marketable securities	1,984	1,972
Accounts receivable, net of allowances of $10 and $9, respectively	3,133	2,091
Prepaid financing costs	880	—
Prepaid expenses and other current assets	177	302

Total current assets	12,929	7,670

Property and equipment, net	1,799	2,028
Intangible assets, net	2,764	2,813
Goodwill	12,213	12,213
Long-term restricted cash	96	125
Deposits	33	42

Total assets	$29,834	$24,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,786	$2,851
Accrued compensation	388	328
Deferred rent	370	432
Other accrued liabilities	420	374
Notes payable	—	63
Deferred revenue	217	245

Total current liabilities	5,181	4,293

Long-term senior secured convertible notes, net of debt discount of $5,689	2,311	—

Total liabilities	7,492	4,293

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 9,408,884 and 9,297,502 issued and outstanding, respectively	—	—
Additional paid-in capital	59,627	51,657
Accumulated comprehensive loss	(16)	(27)
Accumulated deficit	(37,269)	(31,032)

Stockholders’ equity	22,342	20,598

Total liabilities and stockholders’ equity	$29,834	$24,891

See accompanying notes to the condensed financial statements.

LOCAL.COM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$5,098	$3,374	$9,979	$6,525

Operating expenses:
Search serving	961	1,381	1,767	2,961
Sales and marketing	4,701	3,146	9,400	5,614
General and administrative	1,178	1,549	2,510	3,352
Research and development	551	618	1,251	1,569
Amortization of intangibles	244	237	481	473

Total operating expenses	7,635	6,931	15,409	13,969

Operating loss	(2,537)	(3,557)	(5,430)	(7,444)

Interest and other income (expense), net	(614)	83	(806)	188

Loss before income taxes	(3,151)	(3,474)	(6,236)	(7,256)

Provision for income taxes	—	1	1	2

Net loss	$(3,151)	$(3,475)	$(6,237)	$(7,258)

Per share data:

Basic net loss per share	$(0.34)	$(0.38)	$(0.67)	$(0.79)

Diluted net loss per share	$(0.34)	$(0.38)	$(0.67)	$(0.79)

Basic weighted average shares outstanding	9,325,817	9,233,601	9,312,125	9,222,385
Diluted weighted average shares outstanding	9,325,817	9,233,601	9,312,125	9,222,385
See accompanying notes to the condensed financial statements.

LOCAL.COM CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(3,151)	$(3,475)	$(6,237)	$(7,258)

Other comprehensive income (loss):

Foreign currency translation adjustments	—	16	—	11
Net unrealized gain (loss) on marketable securities	5	18	11	40

Total comprehensive loss	$(3,146)	$(3,441)	$(6,226)	$(7,207)

Supplemental comprehensive income (loss) information:

Unrealized holding gains (losses) arising during period	$5	$23	$11	$61
Reclassification adjustment for losses included in net loss	—	(5)	—	(21)

Net unrealized gain (loss) on marketable securities	$5	$18	$11	$40

See accompanying notes to the condensed financial statements.

LOCAL.COM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,237)	$(7,258)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,025	1,043
Provision for doubtful accounts	9	(15)
Non-cash stock based compensation	836	1,581
Non-cash interest income	—	(5)
Non-cash interest expense	612	—
Realized loss on marketable securities	—	21
Changes in operating assets and liabilities:
Accounts receivable	(1,051)	(704)
Prepaid expenses and other	(369)	46
Accounts payable and accrued liabilities	979	(3)
Deferred revenue	(28)	24

Net cash used in operating activities	(4,224)	(5,270)

Cash flows from investing activities:
Capital expenditures	(315)	(173)
Proceeds from sales of marketable securities	—	5,378
Increase in restricted cash	41	10
Acquisition, net of cash returned	—	232

Net cash (used in) provided by investing activities	(274)	5,447

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes	8,000	—
Proceeds from issuance of common stock from exercise of options	14	174
Proceeds from issuance of common stock from exercise of warrants	7	38
Proceeds from swing-sale profits	5	—
Payment of notes payable	(63)	(70)
Payment of financing related costs	(3)	(3)

Net cash provided by financing activities	7,960	139

Effect of currency changes on cash	—	11

Net increase in cash and cash equivalents	3,462	327
Cash and cash equivalents, beginning of period	3,264	1,075

Cash and cash equivalents, end of period	$6,726	$1,402

Supplemental cash flow information:
Interest paid	$134	$3

Income taxes paid	$1	$2

Non-cash investing and financing transactions:
Debt discount related to issuance of senior secured convertible notes	$6,221

Warrants issued for financing costs	$458

Common stock issued for asset purchase	$431

See accompanying notes to the condensed financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the full year. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to current year’s presentation. Accrued royalties of $19,000 as of December 31, 2006, is included in other accrued liabilities.
2. Significant accounting policies
Principles of consolidation
Prior to January 1, 2007, the Company’s consolidated financial statements included the accounts of Local.com Corporation, its wholly owned subsidiaries, Interchange Europe Holding Corporation, Interchange Internet Search GmbH, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. All intercompany balances and transactions were eliminated. Subsequent to January 1, 2007, the Company’s financial statements include only the accounts of Local.com Corporation as all of the Company’s subsidiaries have been dissolved.
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2007 was $1,042,067.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2007 was $201,900.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2007 was $850,255.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2007 was $7,000.
Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with Statement of Financial Account Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The Company performed its annual impairment analysis as of December 31, 2006 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of non-amortized assets.

Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three and six months ended June 30, 2007, the Company capitalized an additional $154,000 and $221,000, respectively, related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $42,000 and $85,000 for the three and six months ended June 30, 2007, respectively. Capitalized web site costs are included in property and equipment, net.
Stock-based compensation
The Company adopted SFAS No. 123R, Share-Based Payment on January 1, 2006, the beginning of its first quarter of fiscal 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date is being recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.
Total stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands, except per share amount):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales and marketing	$93	$199	$213	$370
General and administrative	200	391	492	1,062
Research and development	53	76	132	149

Total stock-based compensation expense	$346	$666	$837	$1,581

Basic and diluted net compensation expense per share	$0.04	$0.07	$0.09	$0.17

     The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.70%	4.95%	4.78%	4.71%
Expected lives (in years)	7.0	6.1	7.0	6.0
Expected dividend yield	None	None	None	None
Expected volatility	100.00%	122.94%	100.00%	124.48%
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
For the three and six months ended June 30, 2007, potentially dilutive securities, which consist of options to purchase 1,944,495 shares of common stock at prices ranging from $0.40 to $16.59 per share, warrants to purchase 2,774,013 shares of common stock at prices ranging from $3.00 to $25.53 per share and senior secured convertible notes that could convert into 1,990,050 shares of common stock were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(3,151)	$(3,475)	$(6,238)	$(7,258)

Denominator:
Denominator for basic calculation weighted average shares	9,326	9,234	9,312	9,222

Dilutive common stock equivalents:
Senior secured convertible notes	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	9,326	9,234	9,312	9,222

Net loss per share:

Basic net loss per share	$(0.34)	$(0.38)	$(0.67)	$(0.79)

Diluted net loss per share	$(0.34)	$(0.38)	$(0.67)	$(0.79)

New accounting pronouncements
In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option.” SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Furniture and fixtures	$202	$201
Office equipment	119	91
Computer equipment	1,778	1,750
Computer software	1,732	1,473
Leasehold improvements	583	583

	4,414	4,098
Less accumulated depreciation and amortization	(2,615)	(2,070)

Property and equipment, net	$1,799	$2,028

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Developed technology	$2,233	2,233
Non-compete agreements	261	261
Purchased technology	1,239	1,239
Patents	431	—
Domain name	701	701

	4,865	4,434
Less accumulated amortization	(2,101)	(1,621)

Intangible assets, net	$2,764	$2,813

Interest and other income (expense), net consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$96	$89	$167	$197
Interest expense	(258)	(1)	(361)	(3)
Interest expense — non-cash	(452)	—	(612)	—
Gain on sale of fixed assets	—	—	—	15
Realized loss on sale of marketable securities	—	(5)	—	(21)

Interest and other income (expense), net	$(614)	$83	$(806)	$188

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue by geographic region:
United States	$4,980	$3,300	$9,854	$6,392
Europe	118	74	125	133

Total revenue	$5,098	$3,374	$9,979	$6,525

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after January 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 208,680 were outstanding and 23 were available for future grant at June 30, 2007.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after January 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 362,181 were outstanding and 3,042 were available for future grant at June 30, 2007.
2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after Jauany 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 477,851 were outstanding and 11,166 were available for future grant at June 30, 2007.

2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after January 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 895,783 were outstanding and 64,719 were available for future grant at June 30, 2007.
Stock option activity under the plans during the six months ended June 30, 2007 is as follows:

			Aggregate
		Weighted Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2007	1,933,363	$5.10
Granted	140,000	4.18
Exercised	(5,221)	2.55
Cancelled	(123,647)	5.35

Outstanding at June 30, 2007	1,944,495	$5.02	$9,762

Exercisable at June 30, 2007	1,179,168	$5.34	$6,291

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2007 and 2006 was $3.52 and $3.85 per option, respectively.
The aggregate intrinsic value of all options exercised during the six month ended June 30, 2007 and 2006 was $10,000 and $61,000, respectively.

Stock option summary information for the plans at June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.40 - $1.00	23,625	0.5	$0.40	23,625	$0.40
$1.01 - $2.00	175,000	2.3	$2.00	175,000	$2.00
$2.01 - $3.00	149,509	5.1	$2.25	149,509	$2.25
$3.01 - $4.00	803,940	7.6	$3.70	332,107	$3.84
$4.01 - $5.00	166,000	8.6	$4.29	25,581	$4.24
$5.01 - $6.00	139,777	7.2	$5.67	104,149	$5.71
$6.01 - $7.00	114,064	8.3	$6.37	86,989	$6.38
$7.01 - $8.00	185,500	8.1	$7.52	112,886	$7.54
$8.01 - $10.00	70,000	7.9	$9.17	66,666	$9.19
$10.01 - $16.59	117,080	7.0	$15.58	102,656	$15.57

	1,944,495	7.0	$5.02	1,179,168	$5.34

6. Warrants
Warrant activity during the six months ended June 30, 2007 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2006	1,043,664	$9.11
Issued	1,735,324	5.23
Exercised	(1,850)	3.86
Expired	(3,125)	4.00

Outstanding at June 30, 2007	2,774,013	$6.69

Exercisable at June 30, 2007	1,181,973	$8.66

Warrant summary information at June 30, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$3.00 - $3.99	400,950	1.2	$3.59	400,950	$3.59
$4.00 - $4.99	1,010,251	4.1	$4.70	214,231	$4.27
$5.00 - $5.99	867,662	4.7	5.63	71,642	$5.63
$8.00 - $9.99	15,000	0.3	$8.00	15,000	$8.00
$10.00 - $19.99	315,750	2.3	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	2.5	$25.53	164,400	$25.53

	2,774,013	3.5	$6.69	1,181,973	$8.66

7. Atlocal asset purchase
On June 9, 2005, the Company entered into an asset purchase agreement with Xiongwu Xia, an individual, to purchase the patent-pending Atlocal Search Engine Computer software, the Atlocal.com domain name, a computer server, and the Atlocal.com database for $500,000 in cash, cash acquisition costs of $3,238 and 104,311 unregistered shares of Local.com common stock valued at $750,000 based upon a 90-day moving average. In addition, the Company will issue Mr. Xia an additional 104,311 shares of unregistered Local.com common stock if the patent is issued for the Atlocal Search Engine Computer software before June 9, 2010.
On June 12, 2007, the Company was issued patent number 7,231,405, Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searchine Based on User Location. The Company issued Mr. Xia the additional 104,311 shares of unregistered Local.com common stock valued at $431,000 based upon the closing price of the Company’s common stock of $4.13 and recorded the amount as an intangible asset and will amortize the value over three years.
8. Subsequent events
PremierGuide acquisition
On July 18, 2007, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc., a Delaware Corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash. The allocation of the purchase price to assets acquired and liabilities assumed is still being determined.
Senior secured convertible notes
On February 22, 2007, the Company issued $8.0 million of senior secured convertible notes (“Notes”) to two investors (the “Investors”) for gross proceeds of $8.0 million. The Notes bore interest at a rate of 9% per annum for a term of two years and were convertible into 1,990,050 shares of the Company’s common stock at a conversion price of $4.02 per share. In connection with the sale of the Notes, the Company also issued to the Investors warrants to purchase up to 796,020 shares of the Company’s common stock at an exercise price of $4.82 (“Series A Warrants”) and warrants to purchase up to 796,020 shares of the Company’s common stock at an exercise price of $5.63 (“Series B. Warrants”).
During July 2007, the Investors converted all of the $8.0 million in aggregate principal amount of the Notes into an aggregate of 1,990,050 shares of the Company’s common stock.
On July 31, 2007, the Company entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits the Company from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, the Company agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share.
Warrant exercises
During July 2007, holders of the Company’s warrants exercised 333,981 of outstanding warrants for net proceeds to the Company of $1.3 million.
Private placement
On August 1, 2007, the Company issued 2,356,900 shares of its common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (the “Securities Purchase Agreement”). In connection with the sale of the common stock, the Company also issued the investors warrants to purchase up to 471,380 shares of the Company’s common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of the Company’s common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, the Company also entered into a Registration Rights Agreement which obligates the Company to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended.
In connection with the transaction, GunnAllen Financial Inc. (“GunnAllen”) acted as the Company’s placement agent. For payment for these services, the Company will pay GunnAllen fees of $827,777 in cash, of which $250,000 will be paid to Norman K. Farra Jr., a director of the Company and an employee of GunnAllen. In addition, the Company will issue GunnAllen warrants to purchase up to 46,063 shares of the Company’s common stock at $7.89 per share and warrants to purchase up to 46,063 shares of the Company’s common stock at $9.26 per share. In addition, the Company will issue Norman K. Farra Jr. warrants to purchase 19,930 shares of the Company’s common stock at $7.89 per share and warrants to purchase 19,930 shares of the Company’s common stock at $9.26 per share.

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
Stock-based compensation
We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006, the beginning of our first quarter of fiscal 2006, using the modified-prospective transition method. Under the modified-prospective transition method prior periods of our financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date are being recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

Total stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands, except per share amount):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales and marketing	$93	$199	$213	$370
General and administrative	200	391	492	1,062
Research and development	53	76	132	149

Total stock-based compensation expense	$346	$666	$837	$1,581

Basic and diluted net compensation expense per share	$0.04	$0.07	$0.09	$0.17

Recent Developments
PremierGuide Acquisition
On July 18, 2007, we completed the acquisition, through a wholly-owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc., a Delaware corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash. The allocation of the purchase price to assets acquired and liabilities assumed is still being determined.
Senior secured convertible notes
On February 22, 2007, we issued $8.0 million of senior secured convertible notes (“Notes”) to two investors (the “Investors”) for gross proceeds of $8.0 million. The Notes bore interest at a rate of 9% per annum for a term of two years and were convertible into 1,990,050 shares of our common stock at a conversion price of $4.02 per share. In connection with the sale of the Notes, we also issued to the Investors warrants to purchase up to 796,020 shares of our common stock at an exercise price of $4.82 (“Series A Warrants”) and warrants to purchase up to 796,020 shares of our common stock at an exercise price of $5.63 (“Series B Warrants”).
During July 2007, the Investors converted all of the $8.0 million in aggregate principal amount of the Notes into an aggregate of 1,990,050 shares of our common stock.
On July 31, 2007, we entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits us from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, we agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share.
Warrant exercises
During July 2007, holders of our warrants exercised 333,981 of outstanding warrants for net proceeds to us of $1.3 million.
Private placement
On August 1, 2007, we issued 2,356,900 shares of our common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (the “Securities Purchase Agreement”). In connection with the sale of the common stock, we also issued the investors warrants to purchase up to 471,380 shares of our common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of our common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, we also entered into a Registration Rights Agreement which obligates us to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended.
In connection with the transaction, GunnAllen Financial Inc. (“GunnAllen”) acted as our placement agent. For payment for these services, we will pay GunnAllen fees of $827,777 in cash, of which $250,000 will be paid to Norman K. Farra Jr., a director of ours and an employee of GunnAllen. In addition, we will issue GunnAllen warrants to purchase up to 46,063 shares of our common stock at $7.89 per share and warrants to purchase up to 46,063 shares of our common stock at $9.26 per share. In addition, we will issue Norman K. Farra Jr. warrants to purchase 19,930 shares of our common stock at $7.89 per share and warrants to purchase 19,930 shares of our common stock at $9.26 per share.
Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated. The information is derived from our unaudited financial statements, which, in the opinion of our management, reflects all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	18.9	40.9	17.7	45.4
Sales and marketing	92.2	93.3	94.2	86.0
General and administrative	23.1	45.9	25.2	51.4
Research and development	10.8	18.3	12.5	24.0
Amortization of intangibles	4.8	7.0	4.8	7.3

Total operating expenses	149.8	205.4	154.4	214.1

Operating loss	(49.8)	(105.4)	(54.4)	(114.1)

Interest and other income (expense), net	(12.0)	2.4	(8.1)	2.9

Loss before income taxes	(61.8)	(103.0)	(62.5)	(111.2)

Provision (benefit) for income taxes	0.0	0.0	0.0	0.0

Net loss	(61.8)%	(103.0)%	(62.5)%	(111.2)%

Three months ended June 30, 2007 and 2006
Revenue
Revenue was $5.1 million and $3.4 million for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1.7 million or 51.1%. The increase in our total revenue was primarily due to an increase in the number of revenue generating click-throughs from our local business partially offset by a decrease in the number click-throughs from our national business. We expect revenue from our local business to continue to increase and revenue from our national business to decline.
Revenue from our local business was $4.0 million or 78.7% of our total revenue, revenue from our local international business was $118,000 or 2.3% and revenue from our national business was $969,000 or 19.0% of our total revenue for the three months ended June 30, 2007.
Revenue from our local business was $1.6 million or 47.9% of our total revenue, revenue from our local international business was $74,000 or 2.2% of our total revenue and revenue from our national business was $1.7 million or 49.9% of our total revenue for the three months ended June 30, 2006.

We derived 10.8% of our revenue from direct advertisers and 89.2% of our revenue from our Advertiser Network partners during the three months ended June 30, 2007, as compared to 34.9% of our revenue from direct advertisers and 65.1% from Advertiser Network partners during the three months ended June 30, 2006. Our national Advertiser Network partner, LookSmart, represented 1.0% and 15.2% of our total revenue for the three months ended June 30, 2007 and 2006, respectively, our local Advertising Network partner, Yahoo, represented 49.0% and 36.8% of our total revenue for the three months ended June 30, 2007 and 2006, respectively, and our local Advertising Network partner, Idearc, represented 12.0% and 0% of our total revenue for the three months ended June 30, 2007 and 2006, respectively.
Search serving
Search serving expenses were $961,000 and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $420,000 or 30.4%. As a percentage of revenue, search serving expenses were 18.9% and 40.9% for the three months ended June 30, 2007 and 2006, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generated from our local search business which has minimal search serving expenses associated with it. We expect search serving expense to continue to decrease as our revenue from our national business continues to decrease.
Sales and marketing
Sales and marketing expenses were $4.7 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1.6 million or 49.4%. As a percentage of revenue, sales and marketing expenses were 92.2% and 93.3% for the three months ended June 30, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $1.2 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $371,000 or 24.0%. As a percentage of revenue, general and administrative expenses were 23.1% and 45.9% for the three months ended June 30, 2007 and 2006, respectively. The decrease in absolute dollars was primarily due to lower non-cash stock based compensation expense. We expect general and administrative expenses to decrease slightly due to lower non-cash stock based compensation expense.
Research and development
Research and development expenses were $551,000 and $618,000 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $67,000 or 10.8%. As a percentage of revenue, research and development expenses were 10.8% and 18.3% for the three months ended June 30, 2007 and 2006, respectively. The decrease in absolute dollars was primarily due to a decrease in consulting fees. We capitalized an additional $154,000 of research and development expenses for website development and amortized $42,000 during the three months ended June 30, 2007. We capitalized $144,000 of research and development expenses for website development and amortized $20,000 during the three months ended June 30, 2006.
Amortization of intangibles
Amortization of intangibles expense was $244,000 and $237,000 for three months ended June 30, 2007 and 2006, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology and patent associated with the Atlocal asset purchase.
Interest and other income (expense), net
Interest and other income (expense) was $(614,000) and $83,000 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $697,000. The decrease was due to lower interest income as a result of less cash to invest and an increase in interest expense related to the senior secured convertible notes issued in February 2007.

Provision (benefit) for income taxes
Provision (benefit) for income taxes was $0 and $1,000 for the three months ended June 30, 2007 and 2006 respectively. These amounts represent the minimum amounts required for state and foreign income taxes.
Net loss
We had a net loss of $3.2 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively.
Six months ended June 30, 2007 and 2006
Revenue
Revenue was $10.0 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3.5 million or 52.9%. The increase in our total revenue was primarily due to an increase in the number of revenue generating click-throughs from our local business partially offset by a decrease in the number click-throughs from our national business.
Revenue from our local business was $8.1 million or 81.1% of our total revenue, revenue from our local international business was $125,000 or 1.3% and revenue from our national business was $1.8 million or 17.6% of our total revenue for the six months ended June 30, 2007.
Revenue from our local business was $2.7 million or 41.4% of our total revenue, revenue from our local international business was $133,000 or 2.0% of our total revenue and revenue from our national business was $3.7 million or 56.5% of our total revenue for the six months ended June 30, 2006.
We derived 12.3% of our revenue from direct advertisers and 87.7% of our revenue from our Advertiser Network partners during the six months ended June 30, 2007, as compared to 35.2% of our revenue from direct advertisers and 64.8% from Advertiser Network partners during the six months ended June 30, 2006. Our national Advertiser Network partner, LookSmart, represented 1.9% and 19.8% of our total revenue for the six months ended June 30, 2007 and 2006, respectively, our local Advertising Network partner, Yahoo, represented 48.4% and 32.5% of our total revenue for the six months ended June 30, 2007 and 2006, respectively, and our local Advertising Network partner, Idearc, represented 13.7% and 0% of our total revenue for the six months ended June 30, 2007 and 2006, respectively.
Search serving
Search serving expenses were $1.8 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of $1.2 million or 40.3%. As a percentage of revenue, search serving expenses were 17.7% and 45.4% for the six months ended June 30, 2007 and 2006, respectively. The decrease in absolute dollars was due to decreased payments to our Distribution Network partners associated with our lower national business revenue in the current period. The decrease in percentage was due to a greater portion of our revenue being generating from our local search business which has minimal search serving expense associated with it.
Sales and marketing
Sales and marketing expenses were $9.4 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3.8 million or 67.4%. As a percentage of revenue, sales and marketing expenses were 94.2% and 86.0% for the six months ended June 30, 2007 and 2006, respectively. The increase in absolute dollars was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
General and administrative
General and administrative expenses were $2.5 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of $841,000 or 25.1%. As a percentage of revenue, general and administrative expenses were 25.2% and 51.4% for the six months ended June 30, 2007 and 2006, respectively. The decrease in absolute dollars was primarily due to lower non-cash stock based compensation expense.

Research and development
Research and development expenses were $1.3 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of $318,000 or 20.3%. As a percentage of revenue, research and development expenses were 12.5% and 24.0% for the six months ended June 30, 2007 and 2006, respectively. The decrease in absolute dollars was primarily due to a decrease in consulting fees. We capitalized an additional $221,000 of research and development expenses for website development and amortized $85,000 during the six months ended June 30, 2007. We capitalized $144,000 of research and development expenses for website development and amortized $41,000 during the six months ended June 30, 2006.
Amortization of intangibles
Amortization of intangibles expense was $481,000 and $473,000 for six months ended June 30, 2007 and 2006, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, along with the amortization of purchased technology and patent associated with the Atlocal asset purchase.
Interest and other income (expense), net
Interest and other income was $(806,000) and $188,000 for the six months ended June 30, 2007 and 2006, respectively, representing a decrease of $1.0 million. The decrease was due to lower interest income as a result of less cash to invest and an increase in interest expense related to the senior secured convertible notes issued in February 2007.
Provision for income taxes
Provision for income taxes was $1,000 and $2,000 for the six months ended June 30, 2007 and 2006 respectively. These amounts represent the minimum amounts required for state and foreign income taxes.
Net loss
We had a net loss of $6.2 million and $7.3 million for the six months ended June 30, 2007 and 2006, respectively.
Liquidity and Capital Resources
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $6.8 million as of June 30, 2007 and $3.3 million as of December 31, 2006. Marketable securities were $2.0 million as of June 30, 2007 and as of December 31, 2006. We had working capital of $7.7 million as of June 30, 2007 and $3.4 million as of December 31, 2006.
Net cash used in operations was $4.2 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash used in operations was due to a decrease in net loss, a decrease in non-cash stock based compensation and an increase in accounts payable partially offset by an increase in non-cash interest expense and an increase in accounts receivable.
Net cash (used in) provided by investing activities was $(274,000) and $5.4 million for the six months ended June 30, 2007 and 2006, respectively. Investing activity for the six months ended June 30, 2007 consisted of capital expenditures, including $221,000 of capitalized research and development for web site development costs. We expect capital expenditures to continue at the same level. Investing activity for the six months ended June 30, 2006 included proceeds from the sale of marketable securities of $5.4 million.
Net cash provided by financing activities was $8.0 million and $139,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, we raised gross proceeds of $8.0 million from the issuance of senior secured convertible notes, $14,000 from the exercise of stock options, $7,000 from the exercise of warrants and $5,000 from swing-sale profits.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.

PremierGuide Acquisition
On July 18, 2007, we completed the acquisition, through a wholly-owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc., a Delaware corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash. The allocation of the purchase price to assets acquired and liabilities assumed is still being determined.
Senior secured convertible notes
On February 22, 2007, we issued $8.0 million of senior secured convertible notes (“Notes”) to two investors (the “Investors”) for gross proceeds of $8.0 million. The Notes bore interest at a rate of 9% per annum for a term of two years and were convertible into 1,990,050 shares of our common stock at a conversion price of $4.02 per share. In connection with the sale of the Notes, we also issued to the Investors warrants to purchase up to 796,020 shares of our common stock at an exercise price of $4.82 (“Series A Warrants”) and warrants to purchase up to 796,020 shares of our common stock at an exercise price of $5.63 (“Series B Warrants”).
During July 2007, the Investors converted all of the $8.0 million in aggregate principal amount of the Notes into an aggregate of 1,990,050 shares of our common stock.
On July 31, 2007, we entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits us from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, we agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share.
Warrant exercises
During July 2007, holders of our warrants exercised 333,981 of outstanding warrants for net proceeds to us of $1.3 million.
Private placement
On August 1, 2007, we issued 2,356,900 shares of our common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (the “Securities Purchase Agreement”). In connection with the sale of the common stock, we also issued the investors warrants to purchase up to 471,380 shares of our common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of our common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, we also entered into a Registration Rights Agreement which obligates us to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended.
In connection with the transaction, GunnAllen Financial Inc. (“GunnAllen”) acted as our placement agent. For payment for these services, we will pay GunnAllen fees of $827,777 in cash, of which $250,000 will be paid to Norman K. Farra Jr., a director of ours and an employee of GunnAllen. In addition, we will issue GunnAllen warrants to purchase up to 46,063 shares of our common stock at $7.89 per share and warrants to purchase up to 46,063 shares of our common stock at $9.26 per share. In addition, we will issue Norman K. Farra Jr. warrants to purchase 19,930 shares of our common stock at $7.89 per share and warrants to purchase 19,930 shares of our common stock at $9.26 per share.

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
We are exposed to market risk relating to interest rate changes.
Interest Rate Risk
Our exposure to interest rate changes relates to our marketable securities. We invest our excess cash in debt instruments of the United States government.
Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $410,000 and $405,000 at June 30, 2007 and December 31, 2006, respectively.
Item 4T. Controls and Procedures
Evaluation of Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (“Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In June 2007, we issued 104,311 shares of common stock to Xiongwu Xia, an individual, for the patent issued relating to the Atlocal asset purchase.
Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transaction did not involve any public offering and the recipient was sophisticated with access to the kind of information registration would provide.
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LOCAL.COM CORPORATION

August 7, 2007 Date	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

/s/ Douglas S. Norman
Douglas S. Norman
Chief Financial Officer (principal financial accounting officer) and Secretary

EXHIBITS ATTACHED TO THIS REPORT

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002