Form 10-Q
period 2007-09-30
LOCAL.COM
filed 2007-11-06
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at October 31, 2007:	Common: 14,202,777
Preferred: 0

LOCAL.COM CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,114	$3,264
Restricted cash	59	41
Marketable securities	1,994	1,972
Accounts receivable, net of allowances of $10 and $9, respectively	3,369	2,091
Prepaid expenses and other current assets	220	302

Total current assets	21,756	7,670

Property and equipment, net	1,701	2,028
Intangible assets, net	3,482	2,813
Goodwill	13,224	12,213
Long-term restricted cash	66	125
Deposits	12	42

Total assets	$40,241	$24,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,926	$2,851
Accrued compensation	427	328
Deferred rent	343	432
Other accrued liabilities	332	374
Notes payable	—	63
Deferred revenue	206	245

Total liabilities, all current	5,234	4,293

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,181,805 and 9,297,502 issued and outstanding, respectively	—	—
Additional paid-in capital	81,578	51,657
Accumulated comprehensive loss	(5)	(27)
Accumulated deficit	(46,566)	(31,032)

Stockholders’ equity	35,007	20,598

Total liabilities and stockholders’ equity	$40,241	$24,891

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$5,614	$4,059	$15,593	$10,584

Operating expenses:
Search serving	1,116	1,126	2,884	4,087
Sales and marketing	5,298	3,645	14,698	9,258
General and administrative	1,143	1,295	3,654	4,647
Research and development	621	643	1,871	2,212
Amortization of intangibles	315	236	796	710

Total operating expenses	8,493	6,945	23,903	20,914

Operating loss	(2,879)	(2,886)	(8,310)	(10,330)

Interest and other income (expense), net	(6,418)	54	(7,224)	242

Loss before income taxes	(9,297)	(2,832)	(15,534)	(10,088)

Provision for income taxes	—	—	1	2

Net loss	$(9,297)	$(2,832)	$(15,535)	$(10,090)

Per share data:

Basic net loss per share	$(0.71)	$(0.31)	$(1.47)	$(1.09)

Diluted net loss per share	$(0.71)	$(0.31)	$(1.47)	$(1.09)

Basic weighted average shares outstanding	13,106,117	9,257,201	10,590,686	9,234,118
Diluted weighted average shares outstanding	13,106,117	9,257,201	10,590,686	9,234,118
See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(9,297)	$(2,832)	$(15,535)	$(10,090)

Other comprehensive income (loss):

Foreign currency translation adjustments	—	(16)	—	(5)
Net unrealized gain (loss) on marketable securities	11	58	22	97

Total comprehensive loss	$(9,286)	$(2,790)	$(15,513)	$(9,998)

Supplemental comprehensive income (loss) information:

Foreign currency translation adjustments arising during period	$—	$(15)	$—	$(4)
Reclassification adjustment for losses included in net loss	—	(1)	—	(1)

Foreign currency translation adjustments	$—	$(16)	$—	$(5)

Unrealized holding gains (losses) arising during period	$11	$73	$22	$133
Reclassification adjustment for losses included in net loss	—	(15)	—	(36)

Net unrealized gain (loss) on marketable securities	$11	$58	$22	$97

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,535)	$(10,090)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,617	1,649
Provision for doubtful accounts	9	—
Non-cash stock based compensation	1,207	1,982
Non-cash interest income	—	(7)
Non-cash interest expense	6,679	—
Realized loss on marketable securities	—	36
Realized loss on foreign exchange translation	—	1
Changes in operating assets and liabilities:
Accounts receivable	(1,160)	(1,773)
Prepaid expenses and other	112	137
Accounts payable and accrued liabilities	906	807
Deferred revenue	(39)	(24)

Net cash used in operating activities	(6,204)	(7,282)

Cash flows from investing activities:
Capital expenditures	(495)	(346)
Proceeds from sales of marketable securities	—	7,361
Increase in restricted cash	41	10
Proceeds from sale of property and equipment	—	6
Acquisition, net of cash returned	(2,034)	232

Net cash (used in) provided by investing activities	(2,488)	7,263

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes	8,000	—
Proceeds from issuance of common stock in a private placement	12,963	—
Proceeds from issuance of common stock from exercise of options	324	341
Proceeds from issuance of common stock from exercise of warrants	1,341	77
Proceeds from swing-sale profits	5	1
Payment of financing related costs	(1,028)	(84)
Payment of notes payable	(63)	(3)

Net cash provided by financing activities	21,542	332

Effect of currency changes on cash	—	(5)

Net increase in cash and cash equivalents	12,850	308
Cash and cash equivalents, beginning of period	3,264	1,075

Cash and cash equivalents, end of period	$16,114	$1,383

Supplemental cash flow information:
Interest paid	$279	$3

Income taxes paid	$1	$2

Non-cash investing and financing transactions:
Debt discount related to issuance of senior secured convertible notes	$6,221

Conversion of senior secured convertible notes into common stock	$8,000

Warrants issued for financing costs	$458

Common stock issued for asset purchase	$431

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to current year’s presentation. Accrued royalties of $19,000 as of December 31, 2006, is included in other accrued liabilities.
2. Significant accounting policies
Principles of consolidation
Prior to January 1, 2007, the Company’s consolidated financial statements included the accounts of Local.com Corporation, its wholly-owned subsidiaries, Interchange Europe Holding Corporation, Interchange Internet Search GmbH, Inspire Infrastructure 2i AB, and Inspire Infrastructure (UK) Limited, along with its majority owned subsidiary Inspire Infrastructure Espana SL. From January 1, 2007 to June 30, 2007, the Company’s financial statements include only the accounts of Local.com Corporation as all of the Company’s subsidiaries had been dissolved. Subsequent to July 1, 2007, the Company’s financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated.
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2007 was $1,153,717.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over two to three years. Accumulated amortization at September 30, 2007 was $224,960.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2007 was $953,524.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2007 was $43,080.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2007 was $41,129.
Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. The Company performed its annual impairment analysis as of December 31, 2006 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of non-amortized assets.

Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three and nine months ended September 30, 2007, the Company capitalized an additional $90,000 and $311,000, respectively, related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $49,000 and $134,000 for the three and nine months ended September 30, 2007, respectively. Capitalized web site costs are included in property and equipment, net.
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
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands, except per share amount):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales and marketing	$151	$96	$364	$467
General and administrative	168	262	661	1,324
Research and development	51	42	183	191

Total stock-based compensation expense	$370	$400	$1,208	$1,982

Basic and diluted net compensation expense per share	$0.03	$0.04	$0.11	$0.21

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.77%	4.85%	4.77%	4.72%
Expected lives (in years)	7.0	7.0	7.0	6.1
Expected dividend yield	None	None	None	None
Expected volatility	100.00%	100.00%	100.00%	122.62%
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
For the three and nine months ended September 30, 2007, potentially dilutive securities, which consist of options to purchase 1,938,518 shares of common stock at prices ranging from $0.40 to $16.59 per share and warrants to purchase

3,499,278 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(9,297)	$(2,832)	$(15,535)	$(10,090)

Denominator:
Denominator for basic calculation weighted average shares	13,106	9,257	10,591	9,234

Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	13,106	9,257	10,591	9,234

Net loss per share:

Basic net loss per share	$(0.71)	$(0.31)	$(1.47)	$(1.09)

Diluted net loss per share	$(0.71)	$(0.31)	$(1.47)	$(1.09)

New accounting pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option.” SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Furniture and fixtures	$202	$201
Office equipment	119	91
Computer equipment	1,868	1,750
Computer software	1,822	1,473
Leasehold improvements	583	583

	4,594	4,098
Less accumulated depreciation and amortization	(2,893)	(2,070)

Property and equipment, net	$1,701	$2,028

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Developed technology	$2,233	2,233
Non-compete agreements	274	261
Purchased technology	1,239	1,239
Patents	431	—
Customer-related	1,020	—
Domain name	701	701

	5,898	4,434
Less accumulated amortization	(2,416)	(1,621)

Intangible assets, net	$3,482	$2,813

Interest and other income (expense), net consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$175	$72	$342	$269
Interest expense	(526)	(3)	(887)	(6)
Interest expense – non-cash	(6,067)	—	(6,679)	—
Gain on sale of fixed assets	—	—	—	15
Realized loss on sale of marketable securities	—	(15)	—	(36)

Interest and other income (expense), net	$(6,418)	$54	$(7,224)	$242

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue by geographic region:
United States	$5,426	$4,045	$15,280	$10,437
Europe	188	14	313	147

Total revenue	$5,614	$4,059	$15,593	$10,584

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after January 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 188,469 were outstanding and 23 were available for future grant at September 30, 2007.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after January 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 352,181 were outstanding and 3,042 were available for future grant at September 30, 2007.
2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after Jauany 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 467,579 were outstanding and 14,513 were available for future grant at September 30, 2007.

2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted after January 1, 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 920,289 were outstanding and 859 were available for future grant at September 30, 2007.
2007 Plan
In August 2007, the Company adopted and the stockholders of the Company approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 10,000 were outstanding and 990,000 were available for future grant at September 30, 2007.
Stock option activity under the plans during the nine months ended September 30, 2007 is as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2007	1,933,363	$5.10
Granted	221,500	5.35
Exercised	(81,711)	3.95
Cancelled	(134,634)	5.53

Outstanding at September 30, 2007	1,938,518	$5.14	$9,970

Exercisable at September 30, 2007	1,171,616	$5.44	$6,379

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2007 and 2006 was $4.52 and $3.90 per option, respectively.
The aggregate intrinsic value of all options exercised during the nine month ended September 30, 2007 and 2006 was $370,000 and $111,000, respectively.

Stock option summary information for the plans at September 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.40 - $1.00	18,625	0.3	$0.40	18,625	$0.40
$1.01 - $2.00	165,000	1.9	$2.00	165,000	$2.00
$2.01 - $3.00	142,584	4.6	$2.25	142,584	$2.25
$3.01 - $4.00	775,398	7.5	$3.69	334,376	$3.81
$4.01 - $5.00	164,834	8.4	$4.28	30,664	$4.23
$5.01 - $6.00	133,459	8.4	$5.69	89,843	$5.72
$6.01 - $7.00	114,773	8.1	$6.38	90,301	$6.38
$7.01 - $8.00	190,112	7.9	$7.51	126,955	$7.54
$8.01 - $10.00	120,000	8.6	$8.76	67,500	$9.19
$10.01 - $16.59	113,733	6.8	$15.60	105,768	$15.59

	1,938,518	7.0	$5.14	1,171,616	$5.44

6. Warrants
Warrant activity during the nine months ended September 30, 2007 is as follows:

		Weight Average
	Shares	Exercise Price
Outstanding at December 31, 2006	1,043,664	$9.11
Issued	2,810,070	6.22
Exercised	(351,331)	3.82
Expired	(3,125)	4.00

Outstanding at September 30, 2007	3,499,278	$7.33

Exercisable at September 30, 2007	2,424,532	$6.77

Warrant summary information at September 30, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$3.00 - $3.99	185,250	0.9	$3.47	185,250	$3.47
$4.00 - $4.99	876,470	4.4	$4.36	876,470	$4.36
$5.00 - $5.99	867,662	4.4	$5.17	867,662	$5.17
$7.00 - $7.99	537,373	4.8	$7.89	—	$—
$8.00 - $8.99	15,000	0.0	$8.00	15,000	$8.00
$9.00 - $9.99	537,373	4.8	$9.26	—	$—
$10.00 - $19.99	315,750	2.1	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	2.3	$25.53	164,400	$25.53

	3,499,278	4.0	$6.69	2,424,532	$6.77

7. Senior secured convertible notes
On February 22, 2007, the Company issued $8.0 million of senior secured convertible notes (Notes) to two investors (Investors) for gross proceeds of $8.0 million. The Notes bore interest at a rate of 9% per annum for a term of two years and were convertible into 1,990,050 shares of the Company’s common stock at a conversion price of $4.02 per share. In connection with the sale of the Notes, the Company also issued to the Investors warrants to purchase up to 796,020 shares of the Company’s common stock at an exercise price of $4.82 per share (Series A Warrants) and warrants to purchase up to 796,020 shares of the Company’s common stock at an exercise price of $5.63 per share (Series B Warrants).
During July 2007, the Investors converted all of the $8.0 million in aggregate principal amount of the Notes into an aggregate of 1,990,050 shares of the Company’s common stock.
On July 31, 2007, the Company entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits the Company from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, the Company agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share. The difference of the fair value of the repriced warrants and the original warrants on the date of the repricing using the Black-Scholes model was $133,000 and was recorded as a private placement cost (Note 9). The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; 4.58 years contractual life; and volatility of 100%.
8. PremierGuide, Inc. acquisition
On July 18, 2007, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc. (PremierGuide), a Delaware corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash and cash acquisition costs of $72,000. The purchase price of $2.1 million was allocated as follows (in thousands):

Current assets	$192
Customer-related intangibles	1,020
Non-compete agreement	13
Goodwill	1,011
Liabilities assumed	(139)

Total purchase price	$2,097

PremierGuide’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Customer-related intangibles are being amortized on a straight-line basis over five years. Non-compete agreement is being amortized on a straight-line basis over two years. Goodwill, which is determined to have an indefinite life, is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
9. Private placement
On August 1, 2007, the Company issued 2,356,900 shares of its common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to five institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (Securities Purchase Agreement). In connection with the sale of the common stock, the Company also issued the investors warrants to purchase up to 471,380 shares of the Company’s common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of the Company’s common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, the Company also entered into a Registration Rights Agreement which obligates the Company to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended and indemnifies the investors against any Claims, as defined in the Registration Rights Agreement, incurred as a result of any Violations, as defined in the Registration Rights Agreement.

In connection with the transaction, GunnAllen Financial Inc. (GunnAllen) acted as the Company’s placement agent. For payment for these services, the Company paid GunnAllen fees of $827,777 in cash, of which $250,000 was paid to Norman K. Farra Jr., a director of the Company and an employee of GunnAllen. In addition, the Company issued GunnAllen warrants to purchase up to 46,063 shares of the Company’s common stock at $7.89 per share and warrants to purchase up to 46,063 shares of the Company’s common stock at $9.26 per share. In addition, the Company issued Norman K. Farra Jr. warrants to purchase 19,930 shares of the Company’s common stock at $7.89 per share and warrants to purchase 19,930 shares of the Company’s common stock at $9.26 per share.
The fair value of all of the warrants issued, using the Black-Scholes model at the date of grant, was $4,648,108 and was recorded as a private placement cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; five years contractual life; and volatility of 100%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward- looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors, including those described or referred to in Item 1A of Part II of this Quarterly Report. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
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

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated. The information is derived from our unaudited condensed consolidated financial statements, which, in the opinion of our management, reflects all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	19.9	27.8	18.5	38.6
Sales and marketing	94.4	89.8	94.3	87.5
General and administrative	20.3	31.9	23.4	43.9
Research and development	11.1	15.8	12.0	20.9
Amortization of intangibles	5.6	5.8	5.1	6.7

Total operating expenses	151.3	171.1	153.3	197.6

Operating loss	(51.3)	(71.1)	(53.3)	(97.6)

Interest and other income (expense), net	(114.3)	1.3	(46.3)	2.3

Loss before income taxes	(165.6)	(69.8)	(99.6)	(95.3)

Provision (benefit) for income taxes	0.0	0.0	0.0	0.0

Net loss	(165.6)%	(69.8)%	(99.6)%	(95.3)%

Revenue
Revenue by business categories was as follows (dollars in thousands):

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2007	(*)	2006	(*)	change	2007	(*)	2006	(*)	change

Local domestic	$4,804	85.6%	$2,743	67.6%	75.1%	$12,900	82.7%	$5,428	51.3%	137.7%
Local international	188	3.3%	14	0.3%	1,242.9%	313	2.0%	147	1.4%	1,129.3%

Total local	4,992	88.9%	2,757	67.9%	81.1%	13,213	84.7%	5,575	52.7%	119.1%

National	622	11.1%	1,302	32.1%	(52.2)%	2,380	15.3%	5,009	47.3%	(52.5)%

Total revenue	$5,614	100.0%	$4,059	100.0%	38.3%	$15,593	100.0%	$10,584	100.0%	47.3%

(*)	– Percent of total revenue.
Local domestic revenue for the three months ended September 2007 increased $2.1 million, or 75.1%, compared to the same period in 2006. Local domestic revenue for the nine months ended September 30, 2007 increased $7.4 million, or 137.7%, compared to the same period in 2006. The increase in revenue is primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $168 for the three months ended September 30, 2007 from $86 in the three months ended September 30, 2006. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.
Local international revenue for the three months ended September 2007 increased $174,000, or 1,242.9%, compared to the same period in 2006. Local international revenue for the nine months ended September 30, 2007 increased $166,000, or 1,129.3%, compared to the same period in 2006. The increase in revenue is primarily due to the launch of our uk.local.com web site and the increase revenue-generating click-throughs from an increase in traffic to that site.

National revenue for the three months ended September 2007 decreased $680,000, or 52.2%, compared to the same period in 2006. National revenue for the nine months ended September 30, 2007 decreased $2.6 million, or 52.5%, compared to the same period in 2006. The decrease in revenue is primarily due to a decrease in revenue-generating click-throughs as we have transitioned away from national search to focus on local search.
Total revenue for the three months ended September 2007 increased $1.6 million, or 38.3%, compared to the same period in 2006. Total revenue for the nine months ended September 30, 2007 increased $5.0 million, or 47.3%, compared to the same period in 2006.
The following table identifies our major customers that represented greater than 10% of our total revenue in any of the periods presented:

	Percentage of total revenue
	Three months ended		Nine months ended
	September 30,		September 30,
Customer	2007	2006	2007	2006

Local Advertising Partner:
Yahoo! Inc.	45.6%	45.6%	47.4%	37.5%
Idearc Media Corp.	15.0%	4.3%	14.2%	3.3%

National Advertising Partner:
LookSmart, Ltd.	0.8%	12.9%	1.5%	17.1%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2007	(*)	2006	(*)	change	2007	(*)	2006	(*)	change

Search serving	$1,116	19.9%	$1,126	27.8%	(0.9)%	$2,884	18.5%	$4,087	38.6%	(29.4)%
Sales and marketing	5,298	94.4%	3,645	89.8%	45.3%	14,698	94.3%	9,258	87.5%	58.8%
General and administrative	1,143	20.3%	1,295	31.9%	(11.7)%	3,654	23.4%	4,647	43.9%	(21.4)%
Research and development	621	11.1%	643	15.8%	(3.4)%	1,871	12.0%	2,212	20.9%	(15.4)%
Amortization of intangibles	315	5.6%	236	5.8%	33.5%	796	5.1%	710	6.7%	12.1%

Total operating expenses	$8,493	151.3%	$6,945	171.1%	22.3%	$23,903	153.3%	$20,914	197.6%	14.3%

(*)	– Percent of total revenue.
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

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands, except per share amount):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales and marketing	$151	$96	$364	$467
General and administrative	168	262	661	1,324
Research and development	51	42	183	191

Total stock-based compensation expense	$370	$400	$1,208	$1,982

Basic and diluted net compensation expense per share	$0.03	$0.04	$0.11	$0.21

Search serving
Search serving expenses for the three months ended September 30, 2007 decreased $10,000, or 0.9%, compared to the same period in 2006. Search serving expenses for the nine month ended September 30, 2007 decreased $1.2 million, or 29.4%, compared to the same period in 2006. The decrease was primarily due to decreased payments to our Distribution Network partners associated with our lower national business revenue partially offset by increased expenses incurred to provide additional content to our local business web sites. We expect search serving expense to continue to decrease as our revenue from our national business continues to decrease.
Search serving expenses were 19.9% and 27.7% of total revenue for the three months ended September 30, 2007 and 2006, respectively. Search serving expenses were 18.5% and 38.6% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in percentage was due to a greater portion of our revenue being generated from our local search business which has minimal search serving expenses associated with it.
Sales and marketing
Sales and marketing expenses for the three months ended September 30, 2007 increased $1.7 million, or 45.3%, compared to the same period in 2006. Sales and marketing expenses for the nine months ended September 30, 2007 increased $5.4 million, or 58.8%, compared to the same period in 2006. The increase was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.
Sales and marketing expenses were 94.4% and 89.8% of total revenue for the three months ended September 30, 2007 and 2006, respectively. Sales and marketing expenses were 94.3% and 87.5% of total revenue for the nine months ended September 30, 2007 and 2006, respectively.
General and administrative
General and administrative expenses for the three months ended September 30, 2007 decreased $152,000, or 11.7%, compared to the same period in 2006. General and administrative expenses for the nine months ended September 30, 2007 decrease $1.0 million, or 21.4%, compared to the same period in 2006. The decrease was primarily due to lower non-cash stock based compensation expense. We expect general and administrative expenses to increase due to higher non-cash stock based compensation expense resulting from the annual grant of stock options to employees and directors.
General and administrative expenses were 20.3% and 31.9% of total revenue for the three months ended September 30, 2007 and 2006, respectively. General and administrative expenses were 23.4% and 43.9% of total revenue for the nine months ended September 30, 2007 and 2006, respectively.
Research and development
Research and development expenses for the three months ended September 30, 2007 decreased $22,000, or 3.4%, compared to the same period in 2006. Research and development expenses for the nine months ended September 30, 2007 decreased $341,000, or 15.4%, compared to the same period in 2006. The decrease was primarily due to a decrease in consulting fees. We capitalized an additional $90,000 of research and development expenses for web site development and amortized $49,000 during the three months ended September 30, 2007. We capitalized $311,000 of research and development expenses for web site development and amortized $134,000 during the nine months ended September 30, 2007. We capitalized $144,000 of research and development expenses for web site development and amortized $107,000 during the three months ended September 30, 2006. We capitalized $288,000 of research and development expenses for web site development and amortized $148,000 during the nine months ended September 30, 2006. We expect research and development expenses to continue at the same level.
Research and development expenses were 11.1% and 15.8% of total revenue for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses were 12.0% and 20.9% or total revenue for the nine months ended September 30, 2007 and 2006, respectively.
Amortization of intangibles
Amortization of intangibles expense was $315,000 and $236,000 for three months ended September 30, 2007 and 2006, respectively. Amortization of intangibles expense was $796,000 and $710,000 for the nine months ended September 30, 2007 and 2006, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, the amortization of purchased technology and patent associated with the Atlocal asset purchase and the amortization of the non-compete agreement and customer-related intangibles association with the PremierGuide acquisition.
Interest and other income (expense), net
Interest and other income (expense), net consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$175	$72	$342	$269
Interest expense	(526)	(3)	(887)	(6)
Interest expense – non-cash	(6,067)	—	(6,679)	—
Gain on sale of fixed assets	—	—	—	15
Realized loss on sale of marketable securities	—	(15)	—	(36)

Interest and other income (expense), net	$(6,418)	$54	$(7,224)	$242

Interest and other income (expense) was $(6.4 million) and $54,000 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $6.5 million. Interest and other income (expense) was $(7.2 million) and $242,000 for the nine months ended September 30, 2007 and 2006, respectively, representing a decrease of $7.4 million. During the three months ended September 30, 2007, holders of our senior secured convertible notes converted all of their notes into shares or our common stock. As a result, we fully amortized the outstanding balance of debt discount, recorded as interest expense – non-cash, of $6.1 million and prepaid financing costs, recorded as interest expense, of $526,000 during the three months ended September 30, 2007. We expect interest and other income (expense) to increase significantly as a result of interest income from our cash and the elimination of interested expense related to the senior secured convertible notes.
Provision for income taxes
There was no provision for income taxes for the three months ended September 30, 2007 and 2006. Provision for income taxes was $1,000 and $2,000 for the nine months ended September 30, 2007 and 2006 respectively. These amounts represent the minimum amounts required for state and foreign income taxes.

Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$16,114	$3,264
Marketable securities	1,994	1,972

Total cash, cash equivalents and marketable securities	$18,108	$5,236

Working capital	$16,585	$3,377

Cash flow highlights (in thousands):

	Nine months ended
	September 30,
	2007	2006
Net cash used in operating activities	$(6,204)	$(7,282)
Net cash (used in) provided by investing activities	$(2,488)	$7,263
Net cash provided by financing activities	$21,542	$332
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash, cash equivalents and marketable securities were $18.1 million as of September 30, 2007 and $5.2 million as of December 31, 2006. We had working capital of $16.6 million as of September 30, 2007 and $3.4 million as of December 31, 2006.
Net cash used in operations was $6.2 million and $7.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash used in operations was due to an increase in non-cash interest expense offset by an increase in net loss.
Net cash (used in) provided by investing activities was $(2.5 million) and $7.3 million for the nine months ended September 30, 2007 and 2006, respectively. Investing activity for the nine months ended September 30, 2007 consisted of capital expenditures, including $495,000 of capitalized research and development for web site development costs, and $2.0 million related to the acquisition of PremierGuide. We expect capital expenditures to continue at the same level. Investing activity for the nine months ended September 30, 2006 included proceeds from the sale of marketable securities of $7.4 million.
Net cash provided by financing activities was $21.5 million and $332,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we raised gross proceeds of $8.0 million from the issuance of senior secured convertible notes, $13.0 million from the issuance of common stock in a private placement, $324,000 from the exercise of stock options, $1.3 million from the exercise of warrants and $5,000 from swing-sale profits.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.

PremierGuide Acquisition
On July 18, 2007, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc. (PremierGuide), a Delaware Corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash and cash acquisition costs of $72,000. The purchase price of $2.1 million was allocated as follows (in thousands):

Current assets	$192
Customer-related intangibles	1,020
Non-compete agreement	13
Goodwill	1,011
Liabilities assumed	(139)

Total purchase price	$2,097

PremierGuide’s operating results have been included in our consolidated financial statements from the date of acquisition. Customer-related intangibles are being amortized on a straight-line basis over five years. Non-compete agreement is being amortized on a straight-line basis over two years. Goodwill, which is determined to have an indefinite life, is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
Senior secured convertible notes
On February 22, 2007, we issued $8.0 million of senior secured convertible notes (Notes) to two investors (Investors) for gross proceeds of $8.0 million. The Notes bore interest at a rate of 9% per annum for a term of two years and were convertible into 1,990,050 shares of our common stock at a conversion price of $4.02 per share. In connection with the sale of the Notes, we also issued to the Investors warrants to purchase up to 796,020 shares of our common stock at an exercise price of $4.82 per share (Series A Warrants) and warrants to purchase up to 796,020 shares of our common stock at an exercise price of $5.63 per share (Series B Warrants).
During July 2007, the Investors converted all of the $8.0 million in aggregate principal amount of the Notes into an aggregate of 1,990,050 shares of our common stock.
On July 31, 2007, we entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits us from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, we agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share. The difference of the fair value of the repriced warrants and the original warrants on the date of the repricing using the Black-Scholes model was $133,000 and was recorded as a private placement cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; 4.58 years contractual life; and volatility of 100%.
Private placement
On August 1, 2007, we issued 2,356,900 shares of our common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to five institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (Securities Purchase Agreement). In connection with the sale of the common stock, we also issued the investors warrants to purchase up to 471,380 shares of our common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of our common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, we also entered into a Registration Rights Agreement which obligates us to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended.
In connection with the transaction, GunnAllen Financial Inc. (GunnAllen) acted as our placement agent. For payment for these services, we paid GunnAllen fees of $827,777 in cash, of which $250,000 was paid to Norman K. Farra Jr., a director of ours and an employee of GunnAllen. In addition, we issued GunnAllen warrants to purchase up to 46,063 shares of our common stock at $7.89 per share and warrants to purchase up to 46,063 shares of our common stock at

$9.26 per share. In addition, we issued Norman K. Farra Jr. warrants to purchase 19,930 shares of our common stock at $7.89 per share and warrants to purchase 19,930 shares of our common stock at $9.26 per share.
The fair value of all the warrants issued, using the Black-Scholes model at the date of grant, was $4,648,108 and was recorded as a private placement cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; five years contractual life; and volatility of 100%.
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
Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $415,000 and $405,000 at September 30, 2007 and December 31, 2006, respectively.
Item 4T. Controls and Procedures
Evaluation of Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) (Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 1, 2007, we issued 2,356,900 shares of our common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to five institutional investors in a private placement transaction. In connection with the sale of the common stock, we also issued the investors warrants to purchase up to 471,380 shares of our common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of our common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter.
In connection with the transaction, we issued GunnAllen Financial Inc. (GunnAllen) warrants to purchase up to 46,063 shares of our common stock at $7.89 per share and warrants to purchase up to 46,063 shares of our common stock at $9.26 per share. In addition, we issued Norman K. Farra Jr., a director of ours and an employee of GunnAllen, warrants to purchase 19,930 shares of our common stock at $7.89 per share and warrants to purchase 19,930 shares of our common stock at $9.26 per share.
Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transaction did not involve any public offering and the recipients were accredited with access to the kind of information registration would provide.
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
On August 14, 2007, we held our annual meeting of stockholders. Our stockholders voted as follows:
Election of Director

	FOR	AGAINST	ABSTAIN

Heath B. Clarke	7,590,241	0	232,754
Mr. Clarke was re-elected.
Ratification of the appointment of Haskell & White, LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007

FOR	AGAINST	ABSTAIN
7,713,098	90,536	19,361
The appointed was ratified.

Approval of the 2007 Equity Incentive Plan

FOR	AGAINST	ABSTAIN	NON-VOTES
984,339	405,932	52,756	6,379,968
The 2007 Equity Incentive Plan was approved.
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit
Number	Description
2.1 (1)	Agreement and Plan of Merger by and among Local.com Corporation, Local.com PG Acquisition Corporation, PremierGuide, Inc. and Malcolm Lewis dated July 18, 2007.

4.1 (2)	Securities Purchase Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement.

4.2 (2)	Registration Rights Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement filed as Exhibit 4.1 hereto.

4.3 (2)	Form of Series [A] [B] Warrant.

4.4 (3)	Purchase Agreement dated February 22, 2007 by and among the Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

4.5 (4)	Amendment No. 1 to Purchase Agreement dated March 29, 2007 by and among Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

4.6 (2)	Consent to Equity Sales dated July 31, 2007 made and delivered by SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P. to and for the benefit of the Registrant.

4.7 (2)	Consent to Equity Sales dated July 31, 2007 made and delivered by Hearst Communications, Inc. to and for the benefit of the Registrant.

4.8 (5)#	2007 Equity Incentive Plan.

10.1 (6)+	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2007.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007.

(5)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
November 5, 2007	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

/s/ Douglas S. Norman
Douglas S. Norman
Chief Financial Officer (principal financial accounting officer) and Secretary

EXHIBITS ATTACHED TO THIS REPORT

Exhibit
Number	Description
2.1 (1)	Agreement and Plan of Merger by and among Local.com Corporation, Local.com PG Acquisition Corporation, PremierGuide, Inc. and Malcolm Lewis dated July 18, 2007.

4.1 (2)	Securities Purchase Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement.

4.2 (2)	Registration Rights Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement filed as Exhibit 4.1 hereto.

4.3 (2)	Form of Series [A] [B] Warrant.

4.4 (3)	Purchase Agreement dated February 22, 2007 by and among the Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

4.5 (4)	Amendment No. 1 to Purchase Agreement dated March 29, 2007 by and among Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.

4.6 (2)	Consent to Equity Sales dated July 31, 2007 made and delivered by SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P. to and for the benefit of the Registrant.

4.7 (2)	Consent to Equity Sales dated July 31, 2007 made and delivered by Hearst Communications, Inc. to and for the benefit of the Registrant.

4.8 (5)#	2007 Equity Incentive Plan.

10.1 (6)+	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2007.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007.

(5)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007.