Form 10-K
period 2007-12-31
LOCAL.COM
filed 2008-03-10
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $95,291,908.44 based on the last reported sale price of registrant’s common stock on June 30, 2007 as reported by Nasdaq Capital Market.

As of February 29, 2008, the number of shares of the registrant’s common stock outstanding: 14,204,110

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

Industry Overview

We believe that searches for products, services and businesses within a geographic region, or local search, will be an increasingly significant segment of the online advertising industry. Although paid-search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. Local search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share; however, Borrell Associates, Inc. estimates that the local search market in the United States will grow to $13.8 billion by 2012.

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

Local Search

Local.com is a consumer facing destination web site specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings. We generate revenue each time an Internet user initiates a search on our own Local.com web site and clicks-through on a sponsored listing from our Advertiser Network. We also generate revenue from monthly fee arrangements and display advertising (banners).

Pay-Per-Click (PPC)

Pay-Per-Click (PPC) allows advertisers to bid on keywords in specific location to have their ads or business listings delivered throughout the Local.com search results and our Local.com ad network. Advertisers pay us when a consumer click-throughs on an advertiser’s listing that was displayed in search results.

Banner Advertisements

Banner advertisements are graphical advertisements that are displayed on the search results page in response to searches performed on our Local.com web site and our Local.com ad network. Advertisers pay us each time their banner ad appears on a search results page.

Local Promote

Local Promote is a subscription advertising product for local businesses. Local Promote provides local businesses with premium placement at the top of targeted search results in specific categories and geographic regions. It offers businesses the ability to build their own branded web pages, where businesses can post company logos, photos, company taglines, and special offer links, in addition to the standard profile page contact information. Local Promote also automatically submits businesses’ listings to the major search engines and offers advanced call tracking capabilities that allow local businesses to further measure the success of their online advertising campaigns by linking their online ad to phone calls received.

Local Connect

Local Connect is a search and advertising platform that we license to directory web sites and newspaper publishers. This platform enables our customers to offer local search functionality on their own web site. Local Connect enables our partners to generate revenue from local advertisers by offering local advertiser sponsored listings on the directories’ or publishers’ web sites.

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

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our Advertiser Network partners. Our core technology platform operates on universally accepted standards such as XML and SOAP for business-to-business computing and we believe that these standards provide for platform independence and simplified integration with other systems. We rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2007, we had nineteen employees in product and technical development.

Our research and development expenses were $2.6 million, $2.8 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Competition

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo!, Google and online directories, such as Switchboard.com, Superpages.com and Yellowpages.com. Non-paid-search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the paid-search advertising market. Although we currently pursue a strategy that allows us to partner with a broad range of web sites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. We believe that the principal competitive factors in our market are network size, revenue sharing arrangements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of paid-search listings across the Internet infrastructure.

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

Additionally, larger companies such as Google and Microsoft may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, Local.com and less likely to click-through on our Advertiser Network partners’ sponsored listings. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Major Customers

We have three customers that represent more than 10% of our total revenue. Our local Advertiser Network partner, Yahoo! Inc., represented 49%, 40%, and 2% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our local Advertiser Network partner, Idearc Meadia Corp., represented 15%, 3%, and 0% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our national Advertiser Network partner, LookSmart, Ltd., represented 1%, 15% and 30% of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Traffic Acquisition

We advertise on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com web site. During the three month period ending December 31, 2007, approximately 90% of the traffic on our Local.com web site was acquired from other search engine web sites. During the year ended December 31, 2007, traffic acquisition costs (TAC) were $13.7 million of which $10.9 million was paid to Google, Inc.

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

We have been issued three patents by the United States Patent and Trademark Office: Methods and Systems for a Dynamic Networked Commerce Architecture; Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols; and Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searchine Based on User Location. We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

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

Employees

As of December 31, 2007 we had sixty-eight employees, all of which were full-time, nineteen of which were engaged in research and development, thirty-six in sales and marketing and thirteen in general and administration.

None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999, we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation.

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

We have a history of losses. We had a net loss of $18.2 million for the year ended December 31, 2007 and $13.3 million for the year ended December 31, 2006. We also had an accumulated deficit of $49.2 million at December 31, 2007 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

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

Additionally, larger companies such as Google and Microsoft Corporation may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, Local.com and less likely to click-through on our Advertiser Network partners’ sponsored listings. The implementation of such technologies could result in a decline in click-throughs to our advertisers’ sponsored listings, which would decrease our revenues. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our Advertiser Network partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our Advertiser Network partners to provide us with advertiser listings so that we can distribute these listings to Local.com or our Distribution Network partners in order to generate revenue when a consumer click-through occurs on our Advertiser Network partners’ sponsored listings. For the year ended December 31, 2007, 87% of our revenue was derived from our Advertiser Network partners. In addition, 97% of our revenues from Local.com are derived from our Advertiser Network partners. Most of our agreements with our Advertiser Network partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our Advertiser Network partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

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

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase and the acquisition of PremierGuide, Inc., we have recorded substantial goodwill and intangible assets in our consolidated financial statements. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, we believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, we wrote-down the remaining unamortized balance of $337,000. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis as of December 31, 2007 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our Local Connect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued three patents and although we have filed additional patent applications on certain parts of our technology, much of our proprietary information may not be patentable. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We own the trademarks for ePilot, Pay Per Connect and Keyword DNA in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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

Our Advertiser Network partner, Yahoo! Inc., represented 48% of our total revenue for the year ended December 31, 2007 and our Advertiser Network partner, Idearc Media Corp, represented 15% of our total revenue for the year ended December 31, 2007. It is difficult to predict whether Yahoo and Idearc will continue to represent such a significant portion of our revenue in the future. Either partner may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services, in which case our business and financial results may be harmed.

Two customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. Two of our customers that do not pay in advance, Yahoo!, Inc. and Idearc Media Corp., have and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At December 31, 2007, Yahoo represented 62% and Idearc represented 12% of our total accounts receivable. Yahoo’s and Idearc’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our local.com web site is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three month period ending December 31, 2007, approximately 90% of the traffic on our Local.com website was acquired from other search engine websites. During the year ended December 31, 2007, traffic acquisition costs (TAC) were $13.7 million of which $10.9 million was paid to Google, Inc. If we are unable to advertise on these web sites, or the cost to advertise on these web sites increases, our financial results may suffer.

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

We had 14,204,110 shares of common stock outstanding on December 31, 2007. Of these shares, 131,516 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 2,703,850 shares of our common stock and warrants to purchase 3,470,278 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placements and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We determined that our Section 382 limitation is $3.7 million a year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2007 we have net operating loss carryforwards of approximately $47.2 million and $40.6 million for federal and state income tax purposes, respectively.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive and administrative offices are located at One Technology Drive, Building G, Irvine, California, where we lease approximately 23,352 square feet of space in a two-story office building. Our current monthly rent is $29,891, subject to annual increases. Our lease for this space ends in June 2010.

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

	High	Low

Year ended December 31, 2006:
First quarter	$6.33	$3.23
Second quarter	$5.28	$3.05
Third quarter	$6.60	$4.17
Fourth quarter	$6.25	$3.40
Year ended December 31, 2007
First quarter	$5.28	$3.05
Second quarter	$6.95	$3.71
Third quarter	$13.74	$4.64
Fourth quarter	$8.18	$3.35

Holders

On December 31, 2007, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $4.81 per share and the number of stockholders of record of our common stock was 65.

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

Performance graph

The following graph compares the cumulative 38-month total return to shareholders on Local.com Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock on 10/19/04 and its relative performance is tracked through 12/31/2007.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
Among Local.com Corporation, The NASDAQ Composite Index
And The RDG Internet Composite Index

*	$100 invested on 10/19/04 in stock or on 9/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

	10/04	12/04	12/05	12/06	12/07
Local.com Corporation	100.00	237.12	72.29	52.94	62.88
NASDAQ Composite	100.00	114.12	116.87	130.20	142.26
RDG Internet Composite	100.00	113.64	111.15	125.77	146.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent sales of unregistered securities

None

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006(1)	2005	2004	2003

Revenue	$21,525	$14,213	$18,139	$19,072	$8,784
Operating income (loss)	$(11,171)	$(13,573)	$(6,684)	$1,671	$713
Net income (loss)	$(18,202)	$(13,286)	$(6,502)	$1,536	$60
Basic net income (loss) per share	$(1.58)	$(1.44)	$(0.75)	$0.53	$0.03
Diluted net income (loss) per share	$(1.58)	$(1.44)	$(0.75)	$0.29	$0.02
Basic weighted average shares outstanding	11,500	9,250	8,658	2,886	1,813
Diluted weighted average shares outstanding	11,500	9,250	8.658	5,370	3,051

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2007(3)	2006	2005	2004(2)	2003

Cash and cash equivalents	$14,258	$3,264	$1,075	$24,617	$699
Marketable securities	$1,999	$1,972	$13,244	$10,388	$—
Working capital (deficit)	$15,002	$3,377	$11,618	$33,489	$(6,226)
Total assets	$38,114	$24,891	$35,034	$38,148	$2,421
Convertible secured notes payable	$—	$—	$—	$—	$1,300
Convertible debentures	$—	$—	$—	$—	$2,329
Stockholders’ equity (deficit)	$32,942	$20,598	$30,809	$34,217	$(5,896)

(1)	We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, in January 2006. Our operating loss and net loss for the year ended December 31, 2006 was higher by $2.5 million than if we had continued to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.27 higher as a result of the adoption of SFAS No. 123R.

(2)	We completed our initial public offering in October 2004 in which we sold 3.2 million shares of our common stock that resulted in net proceeds of $21.7 million. In December 2004, we completed a private placement in which we sold 822,000 shares of our common stock that resulted in net proceeds of $14.0 million.

(3)	We issued $8.0 million of senior secured convertible notes in February 2007. During July 2007, the holders converted all of their notes into 1,990,050 shares of our common stock. In August 2007, we completed a private placement in which we sold 2,356,900 shares of our common stock that result in net proceeds of $12.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We provide paid-search services that enable businesses to reach consumers through targeted online advertising. Our services enable businesses to advertise their products and services by listing them in our search results. We supply these sponsored listings on our web site, Local.com, in response to targeted keyword searches performed by Internet users.

We generate revenue each time an Internet user initiates a search on our Local.com web site and clicks-through on a sponsored listing. We also generate revenue each time we display a banner advertisement on our Local.com web site and through the fulfillment of subscription advertisement listings.

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

We believe the market for Internet advertising and specifically paid-search services will continue to grow. Borrell Associated, Inc. estimates that the local search market in the United States will grow to $13.8 billion by 2012. We believe that local businesses, those that principally serve consumers within a fifty mile radius of their location, many of which are small and medium sized enterprises, have not been adequately served by the paid-search industry. Our Local.com web site is designed to address this market, which we believe will provide an opportunity for increased revenue from click-throughs on the sponsored listings of local businesses.

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

Sources of Revenue

We generate revenue primarily from click-throughs on the sponsored listings provided by our Advertiser Network. We also generate revenue from the display of a banner advertisement and the fulfillment of a subscription listing obligation. We enter into a contractual arrangement to distribute sponsored listings and banners from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to us. These sponsored listings and banners are then included as search results that we distribute in response to keyword searches performed by consumers on our web site.

Advertiser Network Partners

We have contracts with other paid-search and Internet yellow pages companies, our Advertiser Network partners, to provide these partners with consumer search traffic. These partners have their own advertisers who have paid-search campaigns and who have agreed to pay these partners for each click-through on a sponsored listing. Our Advertiser Network partners have agreed to pay us a portion of the revenue that they earn as a result of the click-throughs that we provide to their advertisers from our own destination web site, Local.com. We recognize our portion of the bid price as revenue at the time of a click-through. Our Advertiser Network partners generally have credit terms with us of net 30 days.

Operating Expenses

Search Serving

Search serving expenses consist primarily of revenue-sharing payments that we make to our Distribution Network partners, and to a lesser extent, royalties, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services. We expect our search serving costs to continue at the same level for the next year.

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

General and Administrative

General and administrative expenses consist of salaries and other costs of employment of our executive, finance and information technology staff, along with legal, tax and accounting, and professional service fees. We expect our general and administrative costs to continue at the same level for the next year.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into a contractual arrangement to distribute sponsored listings and banners from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to us. These sponsored listings and banners are then included as search results that we distribute in response to keyword searches performed by consumers on our web site. Depending on the source of the advertiser, we recognize an applicable portion of the bid price for each click-through we deliver on advertisers’ sponsored listings. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.

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

As of December 31, 2007, one customer represented 62% and another customer represented 12% of our total accounts receivable. These customers have historically paid within the payment period provided for under the contract and management believes these customers will continue to do so.

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

Total stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2007	2006

Sales and marketing	$544	$601
General and administrative	968	1,674
Research and development	236	256

Total stock-based compensation expense	$1,748	$2,531

Basic and diluted net stock-based compensation expense per share	$0.15	$0.27

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%

Operating expenses:
Search serving	17.9	34.9	59.0
Sales and marketing	94.2	92.7	33.2
General and administrative	22.7	41.4	22.2
Research and development	11.9	19.9	16.5
Amortization and write-down of intangibles	5.2	6.6	5.9

Total operating expenses	151.9	195.5	136.8

Operating income (loss)	(51.9)	(95.5)	(36.8)
Interest and other income (expense)	(32.7)	2.0	3.7

Income (loss) before income taxes	(84.6)	(93.5)	(33.1)
Provision (benefit) for income taxes	0.0	0.0	2.7

Net income (loss)	(84.6)%	(93.5)%	(35.8)%

Years ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,				Percent
	2007	(*)	2006	(*)	Change

Local domestic	$18,202	84.6%	$8,100	57.0%	124.7%
Local international	409	1.9%	144	1.0%	184.0%

Total local	18,611	86.5%	8,244	58.0%	125.8%
National	2,914	13.5%	5,969	42.0%	(51.2)%

Total revenue	$21,525	100.0%	$14,213	100.0%	51.4%

(*)	— Percent of total revenue.

Local domestic revenue for the year ended December 31, 2007 increased $10.1 million, or 124.7%, compared to the same period in 2006. The increase in revenue is primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $169 for the year ended December 31, 2007 from $71 for the year ended December 31, 2006. The increase in RKV was a result of additional ad units per page, optimization of search result to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.

Local international revenue for the year ended December 31, 2007 increased $265,000, or 184.0%, compared to the same period in 2006. The increase in revenue is primarily due to the launch of our uk.local.com web site and the increase in revenue-generating click-throughs from an increase in traffic to that site.

National revenue for the year ended December 31, 2007 decreased $3.1 million, or 51.2%, compared to the same period in 2006. The decrease in revenue is primarily due to a decrease in revenue-generating click-throughs as we have transitioned away from national search to focus on local search.

Total revenue for the year ended December 31, 2007 increased $7.3 million, or 51.4%, compared to the same period in 2006.

The following table identified our major customers that represented greater than 10% of our total revenue in any of the period presented:

	Percentage of Total Revenue
	Year Ended December 31,
Customer	2007	2006

Local Advertising Partner:
Yahoo! Inc.	48.8%	39.5%
Idearc Media Corp.	14.5%	2.8%
National Advertising Partner:
LookSmart, Ltd.	1.0%	15.1%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2007	(*)	2006	(*)	Change

Search serving	$3,862	17.9%	$4,960	34.9%	(22.1)%
Sales and marketing	20,268	94.2%	13,169	92.7%	53.9%
General and administrative	4,890	22.7%	5,881	41.4%	(16.9)%
Research and development	2,555	11.9%	2,829	19.9%	(9.7)%
Amortization and write-down of intangibles	1,121	5.2%	947	6.6%	18.4%

Total operating expenses	$32,696	151.9%	$27,786	195.5%	17.7%

(*)	— Percent of total revenue.

Search serving

Search serving expenses for the year ended December 31, 2007 decreased by $1.1 million, or 22.1%, compared to the same period in 2006. The decrease was primarily due to decreased payments to our distribution network partners associated with our lower national business revenue partially offset by increased expenses incurred to provide additional content to our local business web sites. We expect search serving expense to continue at the same level.

Search serving expenses were 17.9% and 34.9% of total revenue for the years ended December 31, 2007 and 2006, respectively. The decrease in percentage was due to a greater portion of our revenue being generated from our local search business which has minimal search serving expenses associated with it.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2007 increased by $7.1 million, or 53.9%, compared to the same period in 2006. The increase was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com web site.

Sales and marketing expenses were 94.2% and 92.7% of total revenue for the years ended December 31, 2007 and 2006, respectively.

General and administrative

General and administrative expenses for the year ended December 31, 2007 decreased by $1.0 million, or 16.9%, compared to the same period in 2006. The decrease was primarily due to lower non-cash stock based compensation expense. We expect general and administrative expenses to continue at the same level.

General and administrative expenses were 22.7% and 41.4% of total revenue for the years ended December 31, 2007 and 2006 respectively. The decrease in percentage is a result of higher revenue without a corresponding increase in general and administrative expenses.

Research and development

Research and development expenses for the year ended December 31, 2007 decreased by $274,000, or 9.7%, compared to the same period in 2006. The decrease was primarily due to a decrease in consulting fees. We capitalized an additional $330,000 of research and development expenses for web site development and amortized $187,000 during the year ended December 31, 2007. We capitalized an additional $392,000 of research and development expenses for website development and amortized $174,000 during the year ended December 31, 2006. We expect research and development expenses to continue at the same level.

Research and development expenses were 11.9% and 19.9% of total revenue for the year ended December 31, 2007 and 2006, respectively. The decrease in percentage is a result of higher revenue without a corresponding increase in research and development expenses.

Amortization and write-down of intangibles

Amortization of intangibles expense was $1.1 million and $947,000 for the years ended December 31, 2007 and 2006, respectively. This includes amortization of developed technology and non-compete agreements associated with the Inspire acquisition, the amortization of purchased technology and patent associated with the Atlocal asset purchase and the amortization of the non-compete agreement and customer-related intangibles association with the PremierGuide acquisition.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006

Interest income	$536	$328
Interest expense	(887)	(5)
Interest expense — non-cash	(6,679)	—
Net gain on sale of fixed assets	—	7
Realized loss on sale of marketable securities	—	(42)

Interest and other income (expense), net	$(7,030)	$288

Interest and other income (expense) was $(7.0 million) and $288,000 for the years ended December 31, 2007 and 2006, respectively, representing a decrease of $7.3 million. During the year ended December 31, 2007, holders of our senior secured convertible notes converted all of their notes into shares or our common stock. As a result, we fully amortized the outstanding balance of debt discount, recorded as interest expense — non-cash, of $6.1 million and prepaid financing costs, recorded as interest expense, of $526,000 during the year ended December 31, 2007. We expect interest and other income (expense) to increase significantly as a result of interest income from our cash and the elimination of interest expense related to the senior secured convertible notes.

Provision for income taxes

Provision for income taxes was $1,000 for the years ended December 31, 2007 and 2006 respectively. These amounts represent the minimum amounts required for state and foreign income taxes.

Years ended December 31, 2006 and 2005

Revenue

	Year Ended December 31,				Percent
	2006	(*)	2005	(*)	Change

Local domestic	$8,100	57.0%	$856	4.7%	846.3%
Local international	144	1.0%	476	2.6%	(69.7)%

Total local	8,244	58.0%	1,332	7.3%	518.9%
National	5,969	42.0%	16,807	92.7%	(66.1)%

Total revenue	$14,213	100.0%	$18,139	100.0%	(21.6)%

(*)	— Percent of total revenue.

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

The following table identified our major customers that represented greater than 10% of our total revenue in any of the period presented:

	Percentage of Total Revenue
	Year Ended December 31,
Customer	2006	2005

Local Advertising Partner:
Yahoo! Inc.	39.5%	2.4%
National Advertising Partner:
LookSmart, Ltd.	15.1%	29.6%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2006	(*)	2005	(*)	Change

Search serving	$4,960	34.9%	$10,707	59.0%	(53.7)%
Sales and marketing	13,169	92.7%	6,025	33.2%	118.6%
General and administrative	5,881	41.4%	4,025	22.2%	46.1%
Research and development	2,829	19.9%	2,988	16.5%	(5.3)%
Amortization and write-down of intangibles	947	6.6%	1,078	5.9%	(12.2)%

Total operating expenses	$27,786	195.5%	$24,823	136.8%	11.9%

(*)	— Percent of total revenue.

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

Provision for income taxes

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

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31,	December 31,
	2007	2006

Cash and cash equivalents	$14,258	$3,264
Marketable securities	1,999	1,972

Total cash, cash equivalents and marketable securities	$16,257	$5,236

Working capital	$15,002	$3,377

Cash flow highlights (in thousands):

	Year Ended December 31,
	2007	2006

Net cash used in operating activities	$(8,101)	$(9,240)
Net cash (used in) provided by investing activities	$(2,503)	$11,116
Net cash provided by financing activities	$21,598	$310

We have funded our business, to date, primarily from issuances of equity and debt securities. Cash, cash equivalents and marketable securities were $16.3 million and $5.2 million as of December 31, 2007 and 2006, respectively. We had working capital of $15.0 million and $3.4 million as of December 31, 2007 and 2006, respectively.

Net cash used in operations was $8.1 million and $9.2 million for the year ended December 31, 2007 and 2006, respectively. The decrease in cash used in operations was due to a lower operating loss.

Net cash (used in) provided by investing activities was $(2.5 million) and $11.1 million for the year ended December 31, 2007 and 2006, respectively. Investing activity for the year ended December 31, 2007 consisted of capital expenditures, including $330,000 of capitalized web site development costs, and $2.0 million related to the acquisition of PremierGuide. We expect capital expenditures to decrease over the next year. Investing activity for the year ended December 31, 2006 included proceeds from the sale of marketable securities of $11.4 million.

Net cash provided by financing activities was $21.6 million and $310,000 for the year ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we raised gross proceeds of $8.0 million from the issuance of senior secured convertible notes, $13.0 million from the issuance of common stock in a private placement, $343,000 from the exercise of stock options, $1.4 million from the exercise of warrants and $5,000 from swing-sale profits.

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

On July 31, 2007, we entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibited us from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, we agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share. The difference of the fair value of the repriced warrants and the original warrants on the date of the repricing using the Black-Scholes model was $133,000 and was recorded as a private placement cost. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; 4.58 years contractual life; and volatility of 100%.

PremierGuide Acquisition

On July 18, 2007, we completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc. (PremierGuide), a Delaware Corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash and cash acquisition costs of $81,000. The purchase price of $2.1 million was allocated as follows (in thousands):

Current assets	$192
Customer-related intangibles	1,020
Non-compete agreement	13
Goodwill	1,020
Liabilities assumed	(139)

Total purchase price	$2,106

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

Private placement

On August 1, 2007, we issued 2,356,900 shares of our common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to five institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (Securities Purchase Agreement). In connection with the sale of the common stock, we also issued the investors warrants to purchase up to 471,380 shares of our common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of our common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, we also entered into a Registration Rights Agreement which obligated us to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended. These shares were registered on a Form S-3 (Registration No. 333-145580) declared effective by the Securities and Exchange Commission on August 28, 2007.

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

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$964	$375	$588	$—	$—

(1)	Represents a non-cancelable operating lease agreements for our office and office equipment that expire in June 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provision of SFAS 141R are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 141R.

In December 2007, FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain aspects of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 160.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk relating to interest rate changes.

Interest Rate Risk

Our exposure to interest rate changes relates to our marketable securities. We invest our excess cash in debt instruments of the United States government.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $416,000 and $405,000 at December 31, 2007 and 2006, respectively.

Item 8.	Financial Statements and Supplemental Data

Our consolidated financial statements, including the report of our independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting Issues and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

The following table sets forth, as of February 29, 2008, certain information concerning our executive officers, other key employees and directors:

Name	Age	Position

Heath B. Clarke(1)	39	Chief Executive Officer and Chairman of the Board
Stanley B. Crair(1)	52	President and Chief Operating Officer
Douglas S. Norman(1)	44	Chief Financial Officer and Secretary
Jennifer R. Black	37	Vice President of Marketing
Heather A. Dilley	39	Vice President of Human Resources
Peter S. Hutto	49	Vice President of Business Development and Sales
Ralph N. Kravitz	43	Vice President of Operations
Kimber L. LaFleur	38	Vice President of Product Marketing
Malcolm D. Lewis	42	Vice President and General Manager, Private Label
John L. Siegfried	54	Vice President of Engineering
Norman K. Farra Jr.	39	Director
Philip K. Fricke	62	Director
Theodore E. Lavoie	53	Director
John E. Rehfeld	67	Lead Director

(1)	Executive officer.

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

Kimber L. LaFleur has served as our Vice President of Product Management since May 2007. From January 2005 to April 2007, Ms. LaFleur was Senior Director of Product Management for GlobalTech, Inc. a wholly-owned subsidiary of Digital River, Inc., a provider of global e-commerce solutions for software and consumer electronics. From September 200 to January 2005, Ms. LaFleur held various management positions in product management at Commerce5, Inc., which was acquired by Digital River Inc. in December 2005. Ms. LaFleur received a Bachelor of Science degree in Computer Design from Loma Linda University.

Malcolm D. Lewis has served as our Vice President and General Manager, Private Label, since July 2007. From January 2003 to July 2007, Mr. Lewis was Chief Executive Officer of PremierGuide, Inc., a provider of private-label local search solutions. From March 2002 to October 2002, Mr. Lewis was Vice President of Marketing for Vayusphere, Inc., a provider of instant messaging products and solutions. From March 1998 to March 2002, Mr. Lewis was Vice President of Industry Communications for Vitria Technology, Inc., a provider of business process integration products and solutions. Mr. Lewis received a Master of Science degree in Computer Science from Sheffield University, England.

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

Norman K. Farra Jr. has served as a director since August 2005. Mr. Farra is currently an independent financial consultant. From August 2006 to September 2007 Mr. Farra was a Managing Director of Investment Banking for

GunnAllen Financial Inc. From 2003 to 2006 Mr. Farra was an independent investment banking contractor. Mr. Farra received a Bachelor of Science degree in Accounting from Widener University.

Philip K. Fricke has served as a director since October 2003. Mr. Fricke is currently President of PKF Financial Consultants, Inc., a private company he founded in March 2001, which provides financial communications services and advisory services to public and private companies. Mr. Fricke also serves as director of MI Developments Inc. Mr. Fricke received a Bachelor of Arts degree and a Master of Arts degree in Psychology, as well as a Master of Business Administration degree in Finance and Economics, from Fairleigh Dickinson University.

Theodore E. Lavoie has served as a director since April 1999. Mr. Lavoie is currently Vice President of Strategic Development of Greenline Industries, a biodiesel production equipment manufacturer. From May 2006 to June 2007, Mr. Lavoie served as Chief Executive Officer of Greenline Industries. From January 2005 to May 2006, Mr. Lavoie was an independent financial consultant. From October 2003, to January 2004, Mr. Lavoie served as Vice President of Marsh Inc., a global risk and insurance services firm. From October 2002 to September 2003, Mr. Lavoie served as an independent financial consultant with Montgomery Financial Services, a financial services company. From August 1999 to May 2002, Mr. Lavoie served as Chief Financial Officer of eBuilt Inc., a software company. Mr. Lavoie also serves as a director of Financial Executives International, San Francisco. Mr. Lavoie received a Masters of Business Administration degree and a Bachelor of Science degree in Business Administration from Loyola Marymount University.

John E. Rehfeld has served as a director since August 2005 and our lead director since December 2005. Mr. Rehfeld is currently the adjunct professor of marketing for the Executive MBA Program at Pepperdine University. Mr. Rehfeld also serves as director of ADC Telecommunication, Inc., and Primal Solutions, Inc. Rehfeld received a Masters of Business Administration degree from Harvard University and a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2008;

•	the class II directors are Messrs. Lavoie and Rehfeld, and their term will expire at the annual meeting of stockholders to be held in 2009; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2010.

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

The Audit Committee of the Board of Directors operates pursuant to a written charter. The Committee met five times and acted twice by unanimous written consent during fiscal 2007 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company’s independent registered public accounting firm and members of management. All members of the Audit Committee are non-employee directors and satisfy the current Nasdaq Stock Market listing standards and SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2007, with management and the independent registered public accounting firm (Auditors). These reviews included discussion with the outside Auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures and the letter from the independent Auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the Auditors their independence from the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

Theodore E. Lavoie, Chairman
Norman K. Farra Jr.
Philip K. Fricke

March 7, 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of our common stock. Theses people are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, all Section 16(a) filing requirements applicable to our insiders were complied with, except that Norman K. Farra Jr. filed a late Form 4 relating to the acquisition of warrants.

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

Elements of Executive Officer Compensation

Base Salary

The Committee annually reviews the base salary for all executive officers, including the Chief Executive Officer. Base salary levels for our executives are targeted to be approximately the median of base salaries paid to comparably-sized public high-tech companies located in California. The Committee believes that this strategy is representative of companies similar to our company. The base salaries for the “named executive officers” for 2007 were maintained at the 2006 levels.

Bonus

The Committee annually establishes an annual target bonus for all executive officers, including the Chief Executive Officer. Bonus levels for our executives are targeted to be approximately the median of bonuses paid to comparably-sized public high-tech companies located in California. Twenty-five percent of the annual bonus is earned and paid each quarter based on targets approved by the full Board of Directors. The Committee meets quarterly to approve the pay-out of bonuses. The target bonuses for the Named Executive Officers for 2007 were maintained at the 2006 levels.

Stock Option Grants

Awards under the our stock option plans are designed to encourage long-term investment in our company, more closely align executive and stockholder interests and reward executives for enhancing stockholder value. The Committee believes stock ownership by management has been demonstrated to be beneficial to stockholders.

Under our stock option plans, the Committee may grant stock options to executives. The Committee generally grants incentive stock options within the meaning of the Internal Revenue Code. Under the terms and conditions of the plan, the Committee may, however, grant nonqualified options with an exercise price above or at the market price on the date of grant. Generally, thirty-three percent of the options granted are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably each quarter over the next eight quarters. The grants are generally for a term of ten years from the date of grant. The Committee typically grants the annual stock option for executives at their meeting in December. The exercise price of the stock options granted is set at the closing price of our common stock on the date of grant. In December 2007, the Committee issued the equivalent of three years worth of stock options to the executives. The purpose of this multiple year grant was to provide additional retention incentive for executives and additional incentive for executives to execute the Company’s strategic plan over the next five years. The Committee does not expect to issue additional option grants to executives in the next two years.

Stock options grants for our executives are targeted at an average of the median of stock options grants to executives of (1) comparably-sized public high-tech companies located in California; 2) comparable search industry companies; and 3) comparably-sized companies in compensation surveys.

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

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2007, 2006 and 2005 by our Chief Executive Officer and our two other executive officers. We refer to our Chief Executive Officer and these other executive officers as the named executive officers in this Report.

2007 Summary Compensation Table

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)

Heath B. Clarke	2007	240,000	97,091	740,806	—	1,077,897
Chief Executive Officer and	2006	240,000	97,808	349,194	—	687,002
Chairman of the Board	2005	240,000	87,500	—	—	327,500
Stanley B. Crair(2)	2007	200,000	72,484	334,403	—	606,887
President and Chief	2006	200,000	69,062	493,315	—	762,377
Operating Officer	2005	97,820	12,500	—	32,737	143,057
Douglas S. Norman	2007	190,000	40,912	267,779	—	498,691
Chief Financial Officer and	2006	190,000	38,353	213,402	—	441,755
Secretary	2005	190,000	34,375	—	—	224,375

(1)	The value of option awards granted to our named executive officers in 2007 has been estimated pursuant to SFAS 123R using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 7.0 years; volatility: 100.00%; risk free interest rate: 3.80%; and dividend yield: none. The value of option awards granted to our named executive officers in 2006 has been estimated pursuant to SFAS 123R using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 7.5 years; volatility: 102.74%; risk free interest rate: 4.39%; and dividend yield: none.

(2)	Mr. Crair joined us on July 6, 2005 and we paid him his salary from that date. During 2005, Mr. Crair received other compensation of $2,350 for car allowance and $30,387 for relocation.

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

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards that we granted to the named executive officers during the fiscal year ended December 31, 2007. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors. Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 33.33% of the shares subject to such option grants vest on the date which is one year from the date of grant. The remainder of the shares vests in equal quarterly installments over the eight quarters thereafter.

2007 Grants of Plan-Based Awards

		All Other Option
		Awards:
		Number of	Exercise or	Closing	Grant Date
		Securities	Base Price of	Price on	Fair Value of
		Underlying	Price of	Grant	Stock and Option
	Grant	Options	Option Awards	Date	Awards
Name	Date	(#)	($/Sh)	($/Sh)	($)

Heath B. Clarke	12/13/2007	67,500	4.74	4.74	268,049
	12/13/2007	67,500	4.74	4.74	268,049
Stanley B. Crair	12/13/2007	48,750	4.74	4.74	193,591
	12/13/2007	48,750	4.74	4.74	193,591
Douglas S. Norman	12/13/2007	30,000	4.74	4.74	119,133
	12/13/2007	30,000	4.74	4.74	119,133

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2007 by each of the named executive officers.

2007 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date

Heath B. Clarke	22,131	—		4.00	12/15/2010
	114,118	—		4.00	12/31/2011
	112,500	—		2.00	1/3/2013
	46,236	—		2.25	1/28/2009
	30,264	—		2.25	1/28/2014
	29,676	—		16.59	1/14/2015
	8,421	803	(1)	16.59	1/14/2010
	10,331	—		5.53	5/18/2015
	2	1,667	(1)	5.53	5/18/2010
	15,000	—		9.90	6/3/2015
	26,512	—		6.79	11/15/2015
	—	758	(1)	6.79	11/15/2010
	29,243	399	(2)	4.21	3/9/2016
	2,840	22,518	(2)	4.21	3/9/2011
	18,162	17,259	(2)	3.84	12/14/2016
	171	19,408	(2)	3.84	12/14/2011
	—	67,500	(2)	4.74	12/13/2017
	—	67,500	(3)	4.74	12/13/2017
Stanley B. Crair	80,053	22,947	(1)	7.75	7/6/2015
	12,055	3,445	(1)	6.29	8/12/2015
	23,333	16,667	(2)	3.83	3/9/2016
	14,833	29,667	(2)	3.49	12/14/2016
	—	48,750	(2)	4.74	12/13/2017
	—	48,750	(3)	4.74	12/13/2017
Douglas S. Norman	47,500	—		2.00	2/3/2013
	35,500	—		2.25	1/28/2014
	15,312	438	(1)	15.08	1/14/2015
	8,611	1,389	(1)	5.03	5/15/2015
	28,923	827	(1)	6.17	11/15/2015
	17,499	12,501	(2)	3.83	3/9/2016
	9,999	20,001	(2)	3.49	12/14/2016
	—	30,000	(2)	4.74	12/13/2017
		30,000	(3)	4.74	12/13/2017

(1)	1/36th of total grant vests each month.

(2)	33.33% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

(3)	33.33% of total grant vests two years from the date of grant and the remainder vests quarterly over the next eight quarters.

Equity Incentive Plans

Our board of directors administers our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan and 2007 Equity Incentive Plan. The board may elect to appoint a committee to administer any or all of such incentive plans. Each of these plans provide for the grant of incentive stock options to employees and non-qualified stock options to our employees, directors and consultants. These plans are provided to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive for employees, directors and consultants to promote our business. Stock purchase rights may also be granted under the plans.

No awards may be issued under the plans after the 10th anniversary of the earlier of (i) the date upon which the applicable plan was adopted by the board, or (ii) the date the applicable plan was approved by our stockholders.

The plans provide that the plan administrator has the authority to designate recipients of awards and to determine the terms and provisions of awards, including the exercise or purchase price, expiration date, vesting schedule and terms of exercise. The plans provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 300,000 shares in the case of our 1999 and 2000 Equity Incentive Plans and 600,000 shares in the case of our 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan and 2007 Equity Incentive Plan. However, this limit will not apply until the earliest of (i) the first material modification of the applicable plan, (ii) the issuance of all of the shares reserved for issuance under the applicable plan, (iii) the expiration of the applicable plan, (iv) the first meeting of our stockholders at which directors are to be elected that occurs more than three years after the completion of the offering, or (v) such other date required by Section 162(m) of the Internal Revenue Code and the rules and regulations promulgated thereunder.

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

Our board has the discretion to grant options to our independent directors under each of our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. The board has the discretion as to the number of options granted, the number of shares subject to such options, and the terms and provisions of such options. Our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan provide that the exercise price of each option granted to an independent director must be at least 100% of the fair market value of our common stock on the date of grant. Such options will be exercisable in cumulative monthly installments of 1/36th of the shares subject to such option on each of the monthly anniversaries of the date of grant, commencing with the first such monthly anniversary, such that each option will be 100% vested on the third anniversary of its date of grant. The options will have a ten year term. Our 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan and 2007 Equity Incentive Plan provide that with respect to options granted to independent directors, the plans will be administered by our board.

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

On August 22, 2007, we filed with the SEC a registration statement on Form S-8 covering the shares of common stock issuable under the 2007 Equity Incentive Plan.

1999 Equity Incentive Plan

In March 1999, our board of directors adopted and our stockholders approved our 1999 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 1999 Equity Incentive Plan. At December 31, 2007, options granted under the 1999 Plan to purchase an aggregate of 188,469 shares of our common stock, at a weighted average exercise price of approximately $2.87 per share, were outstanding.

2000 Equity Incentive Plan

In March 2000, our board of directors adopted and our stockholders approved our 2000 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 2000 Equity Incentive Plan. At December 31, 2007, options granted under the 2000 Equity Incentive Plan to purchase an aggregate of 350,181 shares of our common stock, at a weighted average exercise price of approximately $3.34 per share, were outstanding.

2004 Equity Incentive Plan

In January 2004, our board of directors adopted our 2004 Incentive Equity Plan. In August 2004, our board of directors amended our 2004 Equity Incentive Plan and adopted our Amended and Restated 2004 Equity Incentive Plan which our stockholders approved in September 2004. An aggregate of 600,000 shares of our common stock are reserved for issuance under the 2004 Equity Incentive Plan. At December 31, 2007, options granted under the 2004 Equity Incentive Plan to purchase an aggregate of 463,940 shares of our common stock, at a weighted average exercise price of approximately $8.07 per share, were outstanding.

2005 Equity Incentive Plan

In August 2005, our board of directors adopted and our stockholders approved our 2005 Equity Incentive Plan. An aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Equity Incentive Plan. At December 31, 2007, option granted under the 2005 Equity Incentive Plan to purchase an aggregate of 914,706 shares of our common stock, at a weighted average exercise price of approximately $4.82 per share, were outstanding.

2007 Equity Incentive Plan

In August 2007, our board of directors adopted and our stockholders approved our 2007 Equity Incentive Plan. An aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2007 Equity Incentive

Plan. At December 31, 2007, option granted under the 2007 Equity Incentive Plan to purchase an aggregate of 786,554 shares of our common stock, at a weighted average exercise price of approximately $4.77 per share, were outstanding

Option Exercises and Stock Vested

The following table provides information regarding the exercise of stock options and stock vested for each of our named executive officer during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
	Number or Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)

Douglas S. Norman	10,000	35,000	—	—
	5,000	30,000	—	—

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2007 by members of our Board or Directors unless the director is also a named executive officer:

2007 Director Compensation

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)

Norman K. Farra Jr.(2)	38,750	62,826	101,576
Philip K. Fricke(3)	43,550	62,826	106,376
Theodore E. Lavoie(3)	53,550	62,826	116,376
John E. Rehfeld(4)	60,550	62,826	123,376

(1)	The value of option awards granted to our directors has been estimated pursuant to SFAS 123R using the Black-Scholes option pricing model with the following weighted average assumptions: expected life: 7.0 years; volatility: 100.0%; risk free interest rate: 3.78%; and dividend yield: none.

(2)	80,000 aggregate stock options outstanding as of December 31, 2007.

(3)	70,000 aggregate stock options outstanding as of December 31, 2007.

(4)	70,794 aggregate stock options outstanding as of December 31, 2007.

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

COMPENSATION COMMITTEE REPORT

The Nominating, Compensation and Governance Committee operates under a written charter adopted by the Board of Directors on October 14, 2005. The Committee is responsible for the Company’s executive compensation philosophy and major compensation policies. The Committee also determines all aspects of the compensation paid to our executive officers including the Company’s Chief Executive Officer. The Committee met four times and acted once by unanimous written consent during fiscal 2007 to fulfill its responsibilities. All members of the Committee are non-employee directors and satisfy the current Nasdaq Stock Market listing standards and SEC requirements with respect to independence.

The Nominating, Compensation and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Report with management and based on the review and discussion recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

John E. Rehfeld, Chairman
Philip K. Fricke
Theodore E. Lavoie

March 7, 2008

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of February 29, 2008 and as adjusted to reflect the sale of common stock offered by us for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February 29, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 14,204,110 shares of common stock outstanding.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local.com Corporation, One Technology Drive, Building G, Irvine, California 92618.

		Percentage of
		Shares
	Number of Shares	Beneficially
Name and Address of Beneficial Owner	Beneficially Held	Owned

5% Stockholders:
Hearst Communications, Inc.(1)	1,496,117	9.7%
Executive Officers and Directors:
Heath B. Clarke(2)	1,262,095	8.2%
Stanley B. Crair(3)	171,299	1.2%
Douglas S. Norman(4)	186,683	1.3%
Norman J. Farra Jr.(5)	180,281	1.3%
Philip K. Fricke(6)	65,152	0.5%
Theodore E. Lavoie(7)	68,749	0.5%
John E. Rehfeld(8)	75,793	0.5%
All directors and executive officers as a group (7 persons)(9)	2,010,052	12.5%

(1)	Includes 1,194,030 shares issuable upon the exercise of warrants. Hearst Communications, Inc. is a subsidiary of Hearst Magazines Property, Inc. (Hearst Magazines) and Hearst Holdings, Inc (Hearst Holdings). Hearst Magazines is a wholly-owned subsidiary of Communications Data Services Inc (CDS). CDS is a wholly-owned subsidiary of Hearst Holdings. Hearst Holdings is a wholly-owned subsidiary of The Hearst Corporation (Hearst). Hearst is owned by The Hearst Family Trust (Hearst Trust). The address for Hearst, Hearst Holdings, and Hearst Communications Inc. is 300 West 57th Street, New York, New York 10019. The address for the Hearst Trust is 888 Seventh Avenue, New York, New York 10106. The address for CDS is 1901 Bell Avenue, Des Moines, Iowa 50315. The address for Hearst Magazines is 2 Sound View Drive, Greenwich, Connecticut 06830.

(2)	Includes 477,667 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008. Does not include 261,700 shares which were pledged as collateral for a personal loan with a third party. The pledge included the transfer of beneficial ownership of these shares during the time that the loan is outstanding. Following repayment of the loan, Mr. Clarke will once again have beneficial ownership of the shares.

(3)	Includes 167,149 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(4)	Includes 170,720 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(5)	Includes 95,282 shares issuable upon the exercise of warrants and 74,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(6)	Includes 64,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008. Does not include 67,000 shares which were pledged as collateral for personal loans with a third party. The pledge included the transfer of beneficial ownership of these shares during the time that the loans are outstanding. Following repayment of the loans, Mr. Fricke will once again have beneficial ownership of the shares.

(7)	Includes 64,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(8)	Includes 65,793 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(9)	Includes 95,282 shares issuable upon the exercise of warrants and 1,086,386 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2007, with respect to our compensation plans including our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan and 2007 Equity Incentive Plan under which we may issue shares of our common stock.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of Outstanding	Exercise Price of	Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
	and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,703,850	$5.04	234,800
Equity compensation plans not approved by security holders	—	—	—

Total	2,703,850	$5.04	234,800

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None

Director Independence

Nominating,
Compensation and
		Audit Committee	Corporate Governance
Director	Independent(1)	Member	Committee Member

Heath B. Clarke	No
Norman K. Farra Jr.	Yes	X
Philip K. Fricke	Yes	X	X
Theodore E. Lavoie	Yes	X	X
John E. Rehfeld	Yes		X

(1)	As defined by applicable SEC rule and the listing standards of the Nasdaq Capital Market.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006

Audit Fees	$186,460	$162,040
Audit-Related Fees	27,050	9,810
Tax Fees	22,360	17,110
All Other Fees	3,810	—

Total Fees Paid	$239,680	$188,960

Audit Fees

The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees

The aggregate fees for the auditor’s consent for use of our audited financial statements in our S-3 and S-8 registration statements and Sarbanes-Oxley (SOX) compliance.

Tax Fees

The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

The aggregate fees for services related to our acquisitions.

Our audit committee pre-approves all services provided by Haskell & White LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger by and among Local.com Corporation, Local.com PG Acquisition Corporation, PremierGuide, Inc. and Malcolm Lewis dated July 18, 2007.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(3)	Amended and Restated Bylaws of the Registrant
3	.3(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
4	.1(5)	Purchase Agreement dated February 22, 2007 by and among the Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.
4	.2(5)	Form of warrants to be issued to GunnAllen Financial, Inc. and Norman K. Farra Jr.
4	.3(6)	Amendment No. 1 to Purchase Agreement dated March 29, 2007 by and among Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.
4	.4(7)	Securities Purchase Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement.
4	.5(7)	Registration Rights Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement filed as Exhibit 4.1 hereto.
4	.6(7)	Form of Series [A] [B] Warrant.
4	.7(7)	Consent to Equity Sales dated July 31, 2007 made and delivered by SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P. to and for the benefit of the Registrant.
4	.8(7)	Consent to Equity Sales dated July 31, 2007 made and delivered by Hearst Communications, Inc. to and for the benefit of the Registrant.
4	.9 (8)#	2007 Equity Incentive Plan.
10	.1(9)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10	.2(10)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
21	.1*	Subsidiaries of Registrant.
23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2007.

(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 7th day of March, 2008.

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

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 7, 2008

/s/ Douglas S. Norman Douglas S. Norman	Chief Financial Officer, Principal Accounting Officer and Secretary	March 7, 2008

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 7, 2008

/s/ Philip K. Fricke Philip K. Fricke	Director	March 7, 2008

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 7, 2008

/s/ John E. Rehfeld John E. Rehfeld	Director	March 7, 2008

LOCAL.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Local.com Corporation

We have audited the accompanying consolidated balance sheets of Local.com Corporation (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audit also included the financial statement schedule listed in the index at F-1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Local.Com Corporation as of December 31, 2007 and 2006, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed at Note 1 “Stock-based Compensation,” to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock compensation costs. Also, as discussed in Note 4 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

/s/
HASKELL & WHITE LLP

Irvine, California
March 7, 2008

LOCAL.COM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$14,258	$3,264
Restricted cash	30	41
Marketable securities	1,999	1,972
Accounts receivable, net of allowances of $15 and $9, respectively	3,595	2,091
Prepaid expenses and other current assets	292	302

Total current assets	20,174	7,670
Property and equipment, net	1,473	2,028
Intangible assets, net	3,156	2,813
Goodwill	13,233	12,213
Long-term restricted cash	66	125
Deposits	12	42

Total assets	$38,114	$24,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,029	$2,851
Accrued compensation	456	328
Deferred rent	316	432
Other accrued liabilities	194	374
Notes payable	—	63
Deferred revenue	177	245

Total liabilities, all current	5,172	4,293

Commitments and contingencies (Note 5)
Stockholders’ equity: (Notes 6, 7, 10, 11, 12 and 13)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,204,110 and 9,297,502 issued and outstanding, respectively	—	—
Additional paid-in capital	82,176	51,657
Accumulated other comprehensive loss	(1)	(27)
Accumulated deficit	(49,233)	(31,032)

Stockholders’ equity	32,942	20,598

Total liabilities and stockholders’ equity	$38,114	$24,891

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and
	per shares amounts)

Revenue	$21,525	$14,213	$18,139

Operating Expenses:
Search serving	3,862	4,960	10,707
Sales and marketing	20,268	13,169	6,025
General and administrative	4,890	5,881	4,025
Research and development	2,555	2,829	2,988
Amortization and write-down of intangibles	1,121	947	1,078

Total operating expenses	32,696	27,786	24,823

Operating loss	(11,171)	(13,573)	(6,684)
Interest and other income (expense)	(7,030)	288	680

Loss before income taxes	(18,201)	(13,285)	(6,004)
Provision for income taxes	1	1	498

Net loss	$(18,202)	$(13,286)	$(6,502)

Per share data:
Basic net loss per share	$(1.58)	$(1.44)	$(0.75)

Diluted net loss per share	$(1.58)	$(1.44)	$(0.75)

Basic weighted average shares outstanding	11,499,879	9,249,973	8,658,069
Diluted weighted average shares outstanding	11,499,879	9,249,973	8,658,069

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(In thousands)

Balance at December 31, 2004	7,954	$—	—	$—	$45,497	$(36)	$(11,244)	$34,217
Common stock issued:
Exercise of warrants	629	—	—	—	1,143	—	—	1,143
Exercise of options	484	—	—	—	1,426	—	—	1,426
Asset purchase	104	—	—	—	750	—	—	750
Non-cash equity based expense for services	—	—	—	—	95	—	—	95
Financing costs	—	—	—	—	(205)	—	—	(205)
Comprehensive income:
Net unrealized loss on marketable securities	—	—	—	—	—	(109)	—	(109)
Foreign currency translation adjustments	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	(6,502)	(6,502)

Comprehensive income	—	—	—	—	—	—	—	(6,617)

Balance at December 31, 2005	9,171	—	—	—	48,706	(151)	(17,746)	30,809
Common stock issued:
Exercise of warrants	43	—	—	—	77	—	—	77
Exercise of options	83	—	—	—	345	—	—	345
Non-cash equity based expense for services	—	—	—	—	2,531	—	—	2,531
Financing costs	—	—	—	—	(3)	—	—	(3)
Swing sale profit contribution	—	—	—	—	1	—	—	1
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	118	—	118
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(13,286)	(13,286)

Comprehensive loss	—	—	—	—	—	—	—	(13,162)

Balance at December 31, 2006	9,297	—	—	—	51,657	(27)	(31,032)	20,598
Common stock issued:
Conversion of senior secured convertible notes	1,990	—	—	—	8,000	—	—	8,000
Private placement	2,357	—	—	—	12,963	—	—	12,963
Exercise of warrants	366	—	—	—	1,385	—	—	1,385
Exercise of options	90	—	—	—	343	—	—	343
Asset purchase	104	—	—	—	431	—	—	431
Issue of senior secured convertible notes and warrants	—	—	—	—	6,679	—	—	6,679
Non-cash stock based compensation	—	—	—	—	1,748	—	—	1,748
Financing costs	—	—	—	—	(1,035)	—	—	(1,035)
Swing sale profit contribution	—	—	—	—	5	—	—	5
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(18,202)	(18,202)

Comprehensive loss	—	—	—	—	—	—	—	(18,176)

Balance at December 31, 2007	14,204	$—	—	$—	$82,176	$(1)	$(49,233)	$32,942

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(18,202)	$(13,286)	$(6,502)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	2,206	2,160	1,539
Write-down of intangible asset	—	—	337
Provision for doubtful accounts	14	(23)	69
Non-cash equity expense related to stock option issuances	1,748	2,531	95
Non-cash interest expense	6,803	—	—
Non-cash interest income	—	(6)	(15)
Loss on disposal of property and equipment	—	18	63
Realized loss on marketable securities	—	42	34
Realized loss on foreign exchange translation	—	4	—
Cash received for lease incentive	—	—	547
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	(930)	163
Prepaid expenses and other	(114)	157	30
Deferred income tax assets	—	—	678
Other non-current assets	30	5	(5)
Accounts payable and accrued liabilities	873	138	(242)
Deferred revenue	(68)	(50)	(214)

Net cash used in operating activities	(8,101)	(9,240)	(3,423)

Cash flows from investing activities:
Capital expenditures	(531)	(487)	(4,010)
Purchases of marketable securities	—	—	(7,982)
Proceeds from sales of marketable securities	—	11,354	4,998
Decrease (increase) in restricted cash	70	10	(112)
Increase (decrease) in minority interest	—	1	(1)
Proceeds from sale of property and equipment	—	6	—
Acquisition, net of cash acquired	(2,042)	232	(15,329)

Net cash provided by (used in) investing activities:	(2,503)	11,116	(22,436)

Cash flows from financing activities:
Proceeds from issuance of common stock:
From private placement	12,963	—	—
Exercise of warrants	1,385	77	1,143
Exercise of options	343	344	1,426
Issuance of senior secured convertible notes	8,000	—	—
Payment of notes payable	(63)	(109)	(41)
Swing sale profit contribution	5	1	—
Payment of financing related costs	(1,035)	(3)	(205)

Net cash provided by financing activities	21,598	310	2,323

Effect of currency translation on cash	—	3	(6)

Net increase (decrease) in cash and cash equivalents	10,994	2,189	(23,542)
Cash and cash equivalents, beginning of year	3,264	1,075	24,617

Cash and cash equivalents, end of year	$14,258	$3,264	$1,075

Supplemental Cash Flow Information:
Interest paid	$279	$5	$2

Income taxes paid	$1	$1	$1

Non-cash investing and financing transactions:
Common stock issued for asset purchase			$750

Insurance financing	$88	$88	$125

Debt discount related to issuance of senior secured convertible notes	$6,221

Conversion of senior secured convertible notes into common stock	$8,000

Warrants issued for financing costs	$458

Common stock issued for asset purchase	$431

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations and summary of significant accounting policies

Nature of operations

Local.com Corporation, a Delaware corporation (the Company), is a provider of paid-search services on the Internet. The Company provides advertisers’ sponsored listings in response to local searches on the Company’s own web site, Local.com and other search engines that have integrated the Company’s search service into their web sites. The Company’s sponsored listings are comprised of subscription-based fixed placement advertisers and advertisers of other paid-search companies. Advertisers pay a specified bid price for each click-through on the advertisers’ sponsored listing. The Company operates in one reportable business segment.

On November 2, 2006, the Company changed its name from Interchange Corporation to Local.com Corporation. The Company amended its Amended and Restated Certificate of Incorporation in connection with a merger of a wholly-owned subsidiary of the Company with and into the Company in accordance with Section 253 of the Delaware General Corporation Law.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to current year’s presentation. Accrued royalties of $19,000 as of December 31, 2006 is included in other accrued liabilities. Non-cash equity based expense of $95,000 for the year ended December 31, 2005 is included in general and administrative expense.

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

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash

On June 26, 2002, the Company pledged $100,000 of cash for an irrevocable letter of credit related to the lease of office space that is classified as restricted cash on the balance sheet. The letter of credit was reduced to $40,960 on April 1, 2006. The letter of credit expired on April 1, 2007.

On April 22, 2005, the Company pledged $125,129 of cash for an irrevocable letter of credit related the lease of new office space that is classified as restricted cash on the balance sheet. The letter of credit was reduced to $96,397 on July 31, 2007 and will be reduced to $66,506 on July 31, 2008, and $35,448 on July 31, 2009. The letter of credit will expire on July 31, 2010.

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

Accounts receivable

The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If management believes that a customer’s financial condition has deteriorated such that it impairs its ability to make payments, additional allowances may be required. The Company’s subscription-based advertisers pay monthly in advance. In addition, the Company grants its advertiser partners net 30 terms. Of the customers that do not pay in advance, as of December 31, 2007 and 2006, one customer represented 62% and 52% of total accounts receivable, respectively and one additional customer represented 12% of total accounts receivable as of December 31, 2007 and another customer represented 11% of total accounts receivable as of December 31, 2006.

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

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at December 31, 2007 was $1,265,367. Accumulated amortization at December 31, 2006 was $818,767.

Non-compete agreement arising from acquisitions is recorded at cost and amortized on a straight-line basis over two to three years. Accumulated amortization at December 31, 2007 was $245,400. Accumulated amortization at December 31, 2006 was $158,400.

Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2007 was $1,056,794. Accumulated amortization at December 31, 2006 was $643,715.

Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2007 was $78,981.

Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at December 31, 2007 was $92,129.

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

For the Years Ending December 31,	Amortization Expense

2008	$999
2009	$798
2010	$343
2011	$204
2012	$119

Impairment of long-lived assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, management believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, the Company wrote-down the remaining unamortized balance of $337,000. For the years ended December 31, 2007 and 2006, management had no evidence of impairment.

Goodwill and other intangible assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exist. For goodwill, the Company engages an independent appraiser to assist management in the determination of the fair value of its reporting unit and compares the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, the Company compares future undiscounted

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. The Company performed its annual impairment analysis as of December 31, 2007 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Fair value of financial instruments

The Company’s balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

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

Revenue recognition

Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. Management believes all four revenue recognition criteria are met as a result of each click-through, display of a banner advertisement or the fulfillment of subscription listing obligation (monthly). The Company enters into a contractual arrangement to distribute sponsored listings and banners from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to the Company. These sponsored listings and banners are then included as search results that the Company distributes in response to keyword searches performed by consumers on the Company’s web site. Depending on the source of the advertiser, the Company recognizes an applicable portion of the bid price for each click-through the Company delivers on advertisers’ sponsored listings. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners.

One local advertising network partner represented 49%, 40% and 2% of the Company’s total revenue for the years ended December 31, 2007, 2006 and 2005, respectively, one local advertising network partner represented 15%, 3% and 0% of the Company’s total revenue for the years ended December 31, 2007, 2006 and 2005, respectively and one national advertising network partner represented 1%, 15% and 30% of the Company’s total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Web site development costs and computer software developed for internal use

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over the estimated useful life. During the year ended December 31, 2007, the Company capitalized $330,000 related to web site development with an estimated useful life of three years. During the year ended December 31, 2007, amortization of capitalized web site costs was $187,000. During the year ended December 31, 2006, the Company capitalized $392,000 related to the web site development with an estimated useful life of three years. During the year ended December 31, 2006, amortization of capitalized web site costs was $174,000. During the year ended December 31, 2005, the Company capitalized $244,000 related to the web site development with an estimated useful life of three years. During the year ended December 31, 2005, amortization of capitalized web site costs was $34,000. Capitalized web site costs are included in property and equipment, net.

Research and development

Research and development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its paid-search services. Research and development expenses include salaries and other costs of employment of the Company’s development staff as well as outside contractors and the amortization of capitalized web site development costs.

Traffic acquisition cost

The Company advertises on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords it believes will drive traffic to its Local.com web site. During the year ended December 31, 2007, approximately 92% of the traffic on our Local.com web site was acquired from other search engine web sites. During the year ended December 31, 2007, traffic acquisition costs (TAC) were $13.7 million of which $10.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations. During the year ended December 31, 2006, traffic acquisition costs (TAC) were $7.7 million of which $6.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations.

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

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) using SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. For the year ended December 31, 2007, comprehensive income consisted of net loss plus unrealized gain on marketable securities. For the years ended December 31, 2006 and 2005, comprehensive loss consisted of net loss plus net unrealized gain/loss on marketable securities and foreign currency translation adjustments.

Supplemental comprehensive income (loss) information (in thousands):

	Years Ended December 31,
	2007	2006	2005

Foreign currency translation adjustments arising during period	$—	$10	$(6)
Reclassification adjustment for losses included in net loss	—	(4)	—

Foreign currency translation adjustments	$—	$6	$(6)

Unrealized holding gains (losses) arising during period	$26	$160	$(75)
Reclassification adjustment for losses included in net loss	—	(42)	(34)

Net unrealized gain (loss) on marketable securities	$26	$118	$(109)

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

Total stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2007	2006

Sales and marketing	$544	$601
General and administrative	968	1,674
Research and development	236	256

Total stock-based compensation expense	$1,748	$2,531

Basic and diluted net stock-based compensation expense per share	$0.15	$0.27

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006

Risk-free interest rate	4.02%	4.66%
Expected lives (in years)	7.0	6.5
Expected dividend yield	None	None
Expected volatility	100.00%	112.37%

As of December 31, 2007, there was $3.4 million of unrecognized stock-based compensation expense related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from the Company’s forecasted rate.

Prior to the adoption of SFAS No. 123R the Company accounted for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and the disclosure requirements of SFAS No. 123 and related SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

The following table illustrates the pro forma effect of the fair value recognition of stock-based compensation on net income (loss) and net income (loss) per share for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31,
2005

Net income (loss), as reported	$(6,502)
Additional stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,725)

Pro forma net income (loss)	$(11,227)

Earnings (loss) per share:
Basic — as reported	$(0.75)

Basic — pro forma	$(1.30)

Earnings (loss) per share:
Diluted — as reported	$(0.75)

Diluted — pro forma	$(1.30)

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2005

Risk free interest rate	4.62%
Expected lives (in years)	9.3
Dividend yield	None
Expected volatility	62%

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2007, potentially dilutive securities, which consist of options to purchase 2,703,850 share of common stock at prices ranging from $0.40 to $16.59 and warrants to purchase 3,470,278 shares of common stock at prices ranging from $3.00 to $25.53 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income (loss)	$(18,202)	$(13,286)	$(6,502)

Denominator:
Denominator for historical basic calculation weighted average shares	11,500	9,250	8,658
Dilutive common stock equivalents:
Options	—	—	—
Warrants	—	—	—

Denominator for historical diluted calculation weighted average shares	11,500	9,250	8,658

Net income (loss) per share:
Historical basic net income (loss) per share	$(1.58)	$(1.44)	$(0.75)

Historical diluted net income (loss) per share	$(1.58)	$(1.44)	$(0.75)

New accounting pronouncements

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provision of SFAS 141R are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. The Company is currently analyzing the effect of adopting SFAS 141R.

In December 2007, FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain aspects of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. The Company is currently analyzing the effect of adopting SFAS 160.

2.	Composition of certain balance sheet and statement of operations captions

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2006	2006

Furniture and fixtures	$203	$201
Office equipment	119	91
Computer equipment	1,889	1,750
Computer software	1,841	1,473
Leasehold improvements	583	583

	4,635	4,098
Less accumulated depreciation and amortization	(3,162)	(2,070)

Property and equipment, net	$1,473	$2,028

Intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

Developed technology	$2,233	$2,233
Non-compete agreements	274	261
Purchased technology	1,239	1,239
Customer-related	1,020	—
Patents	431	—
Domain name	701	701

	5,898	4,434
Less accumulated amortization	(2,742)	(1,621)

Intangible assets, net	$3,156	$2,813

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Interest income	$536	$328	$600
Interest expense	(887)	(5)	45
Interest expense — non-cash	(6,679)	—	—
IRS penalty reversal	—	—	132
Net gain (loss) on sale of fixed assets	—	7	(63)
Realized loss on sale of marketable securities	—	(42)	(34)

Interest and other income (expense), net	$(7,030)	$288	$680

3.	Marketable securities

The following is a summary of marketable securities all of which are classified as available for sale (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

As of December 31, 2007:
Mortgage backed government securities	$2,000	$(1)	$1,999

As of December 31, 2006:
Mortgage backed government securities	$1,999	$(27)	$1,972

The contractual maturities of marketable securities are as follows (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

As of December 31, 2007:
Maturities:
Less than one year	$2,000	$(1)	$1,999

As of December 31, 2006:
Maturities:
After one year through five years	$1,999	$(27)	$1,972

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income taxes

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	1	—	(2)
Foreign	—	1	(27)

Total current	1	1	(29)

Deferred:
Federal	—	—	412
State	—	—	115
Foreign	—	—	—

Total deferred	—	—	527

Total provision (benefit) for income taxes	$1	$1	$498

The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	—	—	—
Stock option grants	3	(4)	—
Change in valuation allowance	(37)	(30)	(43)
Other	—	—	1

	—%	—%	(8)%

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Deferred income tax assets:
Net operating loss carryforwards	$18,402	$10,730	$7,666
Accrued expenses	1,290	1,095	76
Fixed assets/depreciation	1,440	1,551	241

Gross deferred tax assets	21,132	13,376	7,983
Valuation allowance	(20,015)	(11,808)	(6,335)

	1,117	1,568	1,648

Deferred income tax liabilities:
Acquired intangibles	(1,102)	(1,285)	(1,356)
Fixed assets/depreciation	(15)	—	—
Other	—	(283)	(292)

	(1,117)	(1,568)	(1,648)

Net deferred tax assets (liabilities)	$—	$—	$—

As of December 31, 2007, the Company has approximately $2.6 million of valuation allowance attributable to the tax benefit of exercised stock options and warrants issued for services, which will be credited directly to paid-in capital when the related deferred tax assets are realized.

As of December 31, 2007, the Company had $47.2 million and $40.6 million in net operating loss carryforwards for federal and state income tax purposes, respectively. The losses begin to expire in 2021 for federal and 2012 for state income tax purposes.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company’s preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest and penalties related to income tax. It is the Company’s policy to classify interest and penalties related to income tax as income taxes in its financial statements.

The following tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal — 2004, 2005 and 2006;

California (state) — 2004, 2005 and 2006;

Virginia (state) — 2004, 2005 and 2006.

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments and contingencies

Lease Commitments

The Company leases office space under an operating lease agreement that expires in June 2010. The future minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows (in thousands):

Operating Leases

Years ending December 31,
2008	$375
2009	389
2010	199

Total minimum lease payments	$963

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $249,000, $336,000 and $407,000, respectively.

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its own discretion. Employees immediately vest 100% of their own contributions and 20% of the Company’s matching contributions for each year of service. Through December 31, 2007, the Company has made no matching contributions.

Employment Agreements

The Company has signed employment agreements with its three executive officers and six of its key employees. The agreements provide for the payments of annual salaries totaling $1.9 million and annual bonuses of up to $702,000 in the aggregate. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If the Company terminates one of these officers or key employees without cause, the Company is obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) the greater of such officer’s or key employee’s annual salary for the remaining term of the agreement or such officer’s or key employee’s annual salary, (iii) the average of all bonuses during the term of the employment agreement, (iv) the same benefits that such officer or key employee received prior to termination, for a period of 12 months following termination, and (v) the right to exercise all options, including any as yet unvested options, for a period of 12 months following termination.

Legal Proceedings

From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business.

6.	Stockholders’ equity

The Company has authorized 30,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

Warrant activity for the years ended December 31, 2005, 2006 and 2007 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2004	2,088,194	$6.43
Exercised	(761,369)	3.07
Expired	(47,250)	14.58

Outstanding at December 31, 2005	1,279,575	8.13
Exercised	(159,682)	3.91
Expired	(76,229)	3.58

Outstanding at December 31, 2006	1,043,644	9.11
Issued	2,810,070	6.22
Exercised	(365,331)	3.79
Expired	(18,125)	7.31

Outstanding at December 31, 2007	3,470,278	$7.34

Exercisable at December 31, 2007	2,395,532	$6.79

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2007 was $3.83. No warrants were issued during the years ended December 31, 2005 and 2006.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2007:

	Warrants Outstanding
		Weighted		Warrants Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$3.00 - $ 3.99	173,124	0.6	$3.50	173,124	$3.50
$4.00 - $ 4.99	874,596	4.1	$4.36	874,596	$4.36
$5.00 - $ 5.99	867,662	4.1	$5.17	867,662	$5.17
$7.00 - $ 7.99	537,373	4.6	$7.89	—	$—
$9.00 - $ 9.99	537,373	4.6	$9.26	—	$—
$10.00 - $19.99	315,750	1.8	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	2.0	$25.53	164,400	$25.53

	3,470,278	3.8	$7.34	2,395,532	$6.79

7.	Stock plans

In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 188,469 were outstanding and 23 were available for future grant at December 31, 2007.

In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 350,181 were outstanding and 42 were available for future grant at December 31, 2007.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 463,940 were outstanding and 16,596 were available for future grant at December 31, 2007.

In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 914,706 were outstanding and 4,693 were available for future grant at December 31, 2007.

In August 2007, the Company adopted and the stockholders of the Company approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 786,554 were outstanding and 213,446 were available for future grant at December 31, 2007.

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity under the plans for the years ended December 31, 2005, 2006 and 2007 is as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value(1)
			(In thousands)

Outstanding at December 31, 2004	1,292,947	$3.19
Granted	773,814	9.61
Exercised	(484,211)	2.94
Canceled	(243,190)	8.91

Outstanding at December 31, 2005	1,339,360	5.95
Granted	864,104	4.05
Exercised	(82,748)	4.16
Canceled	(187,353)	6.77

Outstanding at December 31, 2006	1,933,363	5.10
Granted	1,001,054	4.89
Exercised	(90,016)	3.81
Canceled	(140,551)	5.62

Outstanding at December 31, 2007	2,703,850	$5.04	$1,896

Exercisable at December 31, 2007	1,347,613	$5.35	$1,389

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2005, 2006 and 2007 was $9.01, $3.50, and $4.11 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2005, 2006 and 2007 was $2.1 million, $122,000 and $406,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 0.00 - $ 1.00	18,625	0.3 years	$0.40	18,625	$0.40
$ 1.01 - $ 2.00	160,000	5.0 years	2.00	160,000	2.00
$ 2.01 - $ 3.00	141,028	4.4 years	2.25	141,028	2.25
$ 3.01 - $ 4.00	772,815	7.3 years	3.69	448,517	3.75
$ 4.01 - $ 5.00	938,388	9.6 years	4.67	66,164	4.58
$ 5.01 - $ 6.00	133,459	8.2 years	5.69	95,218	5.71
$ 6.01 - $ 7.00	117,773	7.9 years	6.39	97,657	6.39
$ 7.01 - $ 8.00	190,112	7.7 years	7.51	142,414	7.54
$ 8.01 - $10.00	120,000	8.3 years	8.76	68,333	9.18
$ 15.01 - $16.59	111,650	6.6 years	15.61	109,657	15.60

	2,703,850	7.9 years	$5.04	1,347,613	$5.35

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Operating segment information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenue by geographic region:
United States	$21,116	$14,069	$17,663
Europe	409	144	476

Total revenue	$21,525	$14,213	$18,139

9.	Inspire Infrastructure 2i AB acquisition

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

10.	Senior Secured Convertible Notes

On February 22, 2007, the Company entered into a Purchase Agreement with two investors. Pursuant to this agreement, the investors purchased an aggregate of $8.0 million of 9% senior secured convertible notes and warrants to purchase shares of the Company’s common stock. The senior secured convertible notes are secured by the Company’s assets and were due on February 23, 2009. Each senior secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $4.02 of principal amount of their note. The Company recorded a beneficial conversion feature amount of $3.1 million as debt discount which was amortized into interest expense over the life of the notes. The Company also issued warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes model at the date of grant, was $3.1 million and was recorded as convertible debt discount and was amortized into interest expense over the life of the notes. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.67% interest rate; five years contractual life; and volatility of 100%.

In connection with the issuance of the senior secured convertible notes, the Company paid $530,000 in cash for placement agent fees of which $205,000 was paid to a director of the Company. These fees are recorded in prepaid

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 31, 2007, the Company entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits the Company from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, the Company agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share. The difference of the fair value of the repriced warrants and the original warrants on the date of the repricing using the Black-Scholes model was $133,000 and was recorded as a private placement cost (Note 13). The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; 4.58 years contractual life; and volatility of 100%.

11.	Atlocal asset purchase

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

LOCAL.COM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  PremierGuide, Inc. acquisition

On July 18, 2007, the Company completed the acquisition, through a wholly owned subsidiary, of all of the outstanding capital stock of PremierGuide, Inc. (PremierGuide), a Delaware corporation and provider of online business directories for an aggregate purchase price of $2.0 million in cash and cash acquisition costs of $81,000. The purchase price of $2.1 million was allocated as follows (in thousands):

Current assets	$192
Customer-related intangibles	1,020
Non-compete agreement	13
Goodwill	1,020
Liabilities assumed	(139)

Total purchase price	$2,106

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

13.	Private placement

On August 1, 2007, the Company issued 2,356,900 shares of its common stock, par value $0.00001 per share, for an aggregate purchase price of $12,962,950 to five institutional investors in a private placement transaction pursuant to a Securities Purchase Agreement, dated as of July 31, 2007 (Securities Purchase Agreement). In connection with the sale of the common stock, the Company also issued the investors warrants to purchase up to 471,380 shares of the Company’s common stock at an exercise price of $7.89 per share exercisable beginning February 1, 2008 and for a period of five years thereafter; and warrants to purchase up to 471,380 shares of the Company’s common stock at an exercise price of $9.26 per share exercisable beginning February 1, 2008 and for a period of six years thereafter. In connection with the transaction described herein, the Company also entered into a Registration Rights Agreement which obligates the Company to register the resale of the shares of common stock sold in the private placement and the shares of common stock issuable upon exercise of the warrants under the Securities Act of 1933, as amended and indemnifies the investors against any Claims, as defined in the Registration Rights Agreement, incurred as a result of any Violations, as defined in the Registration Rights Agreement. These shares were registered on a Form S-3 (Registration No. 333-145580) declared effective by the Securities and Exchange Commission on August 28, 2007.

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

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2007, 2006 and 2005

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Accounts receivable (in thousands):
Year ended December 31, 2007
Allowance for doubtful accounts	$9	$14	$(8)	$15
Year ended December 31, 2006
Allowance for doubtful accounts	$30	$(23)	$2	$9
Year ended December 31, 2005
Allowance for doubtful accounts	$5	$69	$(44)	$30

SELECTED QUARTERLY FINANCIAL DATA

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$5,932	$5,614	$5,098	$4,881	$3,628	$4,059	$3,374	$3,151
Operating loss	$(2,860)	$(2,879)	$(2,537)	$(2,894)	$(3,244)	$(2,886)	$(3,557)	$(3,887)
Net loss	$(2,666)	$(9,297)	$(3,151)	$(3,087)	$(3,159)	$(2,832)	$(3,475)	$(3,783)
Basic net loss per share	$(0.19)	$(0.71)	$(0.34)	$(0.33)	$(0.34)	$(0.31)	$(0.38)	$(0.41)
Diluted net loss per share	$(0.19)	$(0.71)	$(0.34)	$(0.33)	$(0.34)	$(0.31)	$(0.38)	$(0.41)

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger by and among Local.com Corporation, Local.com PG Acquisition Corporation, PremierGuide, Inc. and Malcolm Lewis dated July 18, 2007.
3	.1(2)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(3)	Amended and Restated Bylaws of the Registrant
3	.3(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
4	.1(5)	Purchase Agreement dated February 22, 2007 by and among the Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.
4	.2(5)	Form of warrants to be issued to GunnAllen Financial, Inc. and Norman K. Farra Jr.
4	.3(6)	Amendment No. 1 to Purchase Agreement dated March 29, 2007 by and among Registrant, Hearst Communication Inc., SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P. and SRB Greenway Offshore Operating Fund, L.P.
4	.4(7)	Securities Purchase Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement.
4	.5(7)	Registration Rights Agreement dated July 31, 2007 by and among the Registrant and the investors listed on the Schedule of Buyers attached to the Securities Purchase Agreement filed as Exhibit 4.1 hereto.
4	.6(7)	Form of Series [A] [B] Warrant.
4	.7(7)	Consent to Equity Sales dated July 31, 2007 made and delivered by SRB Greenway Capital, L.P., SRB Greenway Capital (QP), L.P., SRB Greenway Offshore Operating Fund, L.P. to and for the benefit of the Registrant.
4	.8(7)	Consent to Equity Sales dated July 31, 2007 made and delivered by Hearst Communications, Inc. to and for the benefit of the Registrant.
4	.9(8)#	2007 Equity Incentive Plan.
10	.1(9)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10	.2(10)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
21	.1*	Subsidiaries of Registrant.
23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2007.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2007.

(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.