Form 10-Q
period 2008-03-31
LOCAL.COM
filed 2008-05-09
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Number of shares outstanding at April 30, 2008:	Common:	14,204,110
	Preferred:	0

LOCAL.COM CORPORATION
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,742	$14,258
Restricted cash	30	30
Marketable securities	—	1,999
Accounts receivable, net of allowances of $15	5,755	3,595
Prepaid expenses and other current assets	268	292

Total current assets	20,795	20,174

Property and equipment, net	1,225	1,473
Intangible assets, net	2,839	3,156
Goodwill	13,233	13,233
Long-term restricted cash	66	66
Deposits	12	12

Total assets	$38,170	$38,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,997	$4,029
Accrued compensation	719	456
Deferred rent	288	316
Other accrued liabilities	216	194
Deferred revenue	127	177

Total liabilities, all current	7,347	5,172

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,204,110 issued and outstanding for all periods presented	—	—
Additional paid-in capital	82,815	82,176
Accumulated comprehensive loss	—	(1)
Accumulated deficit	(51,992)	(49,233)

Stockholders’ equity	30,823	32,942

Total liabilities and stockholders’ equity	$38,170	$38,114

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue	$8,842	$4,881

Operating expenses:
Search serving	1,453	807
Sales and marketing	7,643	4,699
General and administrative	1,443	1,333
Research and development	878	699
Amortization of intangibles	318	237

Total operating expenses	11,735	7,775

Operating loss	(2,893)	(2,894)

Interest and other income (expense)	135	(192)

Loss before income taxes	(2,758)	(3,086)

Provision for income taxes	1	1

Net loss	$(2,759)	$(3,087)

Per share data:

Basic net loss per share	$(0.19)	$(0.33)

Diluted net loss per share	$(0.19)	$(0.33)

Basic weighted average shares outstanding	14,204,110	9,298,281

Diluted weighted average shares outstanding	14,204,110	9,298,281

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Net loss	$(2,759)	$(3,087)

Other comprehensive income (loss):

Net unrealized gain on marketable securities	1	6

Total comprehensive loss	$(2,758)	$(3,081)

Supplemental comprehensive income (loss) information:

Unrealized holding gain arising during period	$1	$6
Reclassification adjustment for losses included in net loss	—	—

Net unrealized gain on marketable securities	$1	$6

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,759)	$(3,087)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	561	510
Non-cash stock based compensation	650	491
Non-cash interest expense	—	137
Changes in operating assets and liabilities:
Accounts receivable	(2,160)	(1,105)
Prepaid expenses and other	24	(527)
Accounts payable and accrued liabilities	2,226	841
Deferred revenue	(50)	(15)

Net cash used in operating activities	(1,508)	(2,755)

Cash flows from investing activities:
Capital expenditures	4	(100)
Proceeds from sales of marketable securities	2,000	—

Net cash provided by (used in) investing activities	2,004	(100)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes	—	8,000
Proceeds from issuance of common stock from exercise of options	—	4
Proceeds from issuance of common stock from exercise of warrants	—	4
Proceeds from swing-sale profits	3	—
Payment of notes payable	—	(37)
Payment of financing related costs	(15)	(3)

Net cash (used in) provided by financing activities	(12)	7,968

Net increase in cash and cash equivalents	484	5,113
Cash and cash equivalents, beginning of period	14,258	3,264

Cash and cash equivalents, end of period	$14,742	$8,377

Supplemental cash flow information:
Interest paid	$—	$1

Income taxes paid	$1	$1

Non-cash investing and financing transactions:
Debt discount related to issuance of senior secured convertible notes		$6,221

Warrants issued for financing costs		$458

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
2. Significant accounting policies
Principles of consolidation
From January 1, 2007 to June 30, 2007, the Company’s financial statements include only the accounts of Local.com Corporation because the Company did not have any subsidiaries during that period. Subsequent to July 1, 2007, the Company’s financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated.
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2008 was $1,377,017. Accumulated amortization at December 31, 2007 was $1,265,367.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2008 was $264,794. Accumulated amortization at December 31, 2007 was $248,335.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2008 was $1,160,064. Accumulated amortization at December 31, 2007 was $1,056,794.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2008 was $114,881. Accumulated amortization at December 31, 2007 was $78,981.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2008 was $143,129. Accumulated amortization at December 31, 2007 was $92,129.
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
Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2008, the Company did not capitalize any expenses related to the web site development. Amortization of capitalized web site costs was $77,000 for the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company capitalized an additional $67,000 related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $42,000 for the three months ended March 31, 2007. Capitalized web site costs are included in property and equipment, net.
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
The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Risk-free interest rate	3.15%	4.55%
Expected lives (in years)	7.0	7.0
Expected dividend yield	None	None
Expected volatility	100.0%	100.0%
Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except per share amount):

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Sales and marketing	$240	$120
General and administrative	339	292
Research and development	71	79

Total stock-based compensation expense	$650	$491

Basic and diluted net stock-based compensation expense per share	$0.05	$0.05

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
For the three months ended March 31, 2008, potentially dilutive securities, which consist of options to purchase 2,649,988 shares of common stock at prices ranging from $2.00 to $16.59 per share and warrants to purchase 3,469,653 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Numerator:
Net loss	$(2,759)	$(3,087)

Denominator:
Denominator for basic calculation weighted average shares	14,204	9,298

Dilutive common stock equivalents:
Options		—
Warrants		—

Denominator for diluted calculation weighted average shares	14,204	9,298

Net loss per share:

Basic net loss per share	$(0.19)	$(0.33)

Diluted net loss per share	$(0.19)	$(0.33)

New accounting pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently analyzing the effect of adoption SFAS 161.
3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Furniture and fixtures	$203	$203
Office equipment	119	119
Computer equipment	1,905	1,889
Computer software	1,820	1,841
Leasehold improvements	583	583

	4,630	4,635
Less accumulated depreciation and amortization	(3,405)	(3,162)

Property and equipment, net	$1,225	$1,473

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Developed technology	$2,233	$2,233
Non-compete agreements	274	274
Purchased technology	1,239	1,239
Customer-related	1,020	1,020
Patents	431	431
Domain name	701	701

	5,898	5,898
Less accumulated amortization	(3,059)	(2,742)

Intangible assets, net	$2,839	$3,156

Interest and other income (expense) consisted of the following (in thousands):

	Three months ended
	March 31,
	2008	2007
Interest income	$135	$71
Interest expense	—	(103)
Interest expense – non-cash	—	(160)

Interest and other income (expense)	$135	$(192)

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three month ended
	March 31,
	2008	2007
Revenue by geographic region:
United States	$8,704	$4,873
Europe	138	8

Total revenue	$8,842	$4,881

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 142,844 were outstanding and 45,648 were available for future grant at March 31, 2008.

2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 349,889 were outstanding and 334 were available for future grant at March 31, 2008.
2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 463,940 were outstanding and 16,596 were available for future grant at March 31, 2008.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 900,787 were outstanding and 18,612 were available for future grant at March 31, 2008.
2007 Plan
In August 2007, the Company adopted and the stockholders of the Company approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 792,528 were outstanding and 207,472 were available for future grant at March 31, 2008.

Stock option activity under the plans during the three months ended March 31, 2008 is as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2007	2,703,850	$5.04
Granted	14,725	3.97
Cancelled	68,587	3.09

Outstanding at March 31, 2008	2,649,988	$5.08	$898

Exercisable at March 31, 2008	1,405,918	$5.41	$768

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2008 and 2007 was $3.31 and $1.72 per option, respectively.
The aggregate intrinsic value of all options exercised during the three month ended March 31, 2007 was $2,000. There were no options exercised during the three months ended March 31, 2008.
Stock option summary information for the plans at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$1.01 - $2.00	160,000	4.8 years	$2.00	160,000	$2.00
$2.01 - $3.00	141,028	4.2 years	$2.25	141,028	$2.25
$3.01 - $4.00	746,829	7.2 years	$3.68	474,857	$3.72
$4.01 - $5.00	929,137	9.4 years	$4.67	89,656	$4.60
$5.01 - $6.00	133,459	7.9 years	$5.69	99,841	$5.69
$6.01 - $7.00	117,773	7.7 years	$6.39	101,847	$6.38
$7.01 - $8.00	190,112	7.4 years	$7.51	157,873	$7.54
$8.01 - $10.00	120,000	8.1 years	$8.76	69,166	$9.18
$15.01 - $16.59	111,650	6.4 years	$15.61	111,650	$15.61

	2,649,988	7.8 years	$5.08	1,405,918	$5.41

6. Warrants
Warrant activity during the three months ended March 31, 2008 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	3,470,278	$7.34
Expired	(625)	4.00

Outstanding and exercisable at March 31, 2008	3,469,653	$7.34

Warrant summary information at March 31, 2008 is as follows:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life	Price
$0.00 - $3.99	173,124	0.5	$3.50
$4.00 - $4.99	873,971	3.9	$4.36
$5.00 - $5.99	867,662	3.9	$5.17
$7.00 - $7.99	537,373	4.3	$7.89
$9.00 - $9.99	537,373	4.3	$9.26
$10.00 - $19.99	315,750	1.6	$10.00
$20.00 - $25.53	164,400	1.8	$25.53

	3,469,653	3.5	$7.34

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2007 and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.
Overview
We provide paid-search services that enable businesses to reach consumers through targeted online advertising. Our services enable businesses to advertise their products and services by listing them in our search results. We supply these sponsored listings on our web site, Local.com, and through our Local Connect private label network in response to targeted keyword searches performed by Internet users.
We generate revenue each time an Internet user initiates a search on our Local.com web site or on our Local Connect partner’s web site and clicks-through on a sponsored listing. We also generate revenue each time we display a banner advertisement on our Local.com web site and through the fulfillment of subscription advertisement listings.
Stock-based compensation
We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006, the beginning of our first quarter of fiscal 2006, using the modified-prospective transition method.
Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except per share amount):

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Sales and marketing	$240	$120
General and administrative	339	292
Research and development	71	79

Total stock-based compensation expense	$650	$491

Basic and diluted net compensation expense per share	$0.05	$0.05

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended
	March 31,
	2008	2007
Revenue	100.0%	100.0%

Operating expenses:
Search serving	16.4	16.5
Sales and marketing	86.5	96.3
General and administrative	16.3	27.3
Research and development	9.9	14.3
Amortization of intangibles	3.6	4.9

Total operating expenses	132.7	159.3

Operating loss	(32.7)	(59.3)

Interest and other income (expense)	1.5	(3.9)

Loss before income taxes	(31.2)	(63.2)

Provision for income taxes	0.0	0.0

Net loss	(31.2)%	(63.2)%

Revenue
Revenue by business categories was as follows (dollars in thousands):

	Three months ended March 31,				Percent
	2008	(*)	2007	(*)	change

Local domestic	$8,038	90.9%	$4,083	83.6%	96.9%
Local international	138	1.6%	8	0.2%	1,625.0%

Total local	8,172	92.5%	4,091	83.8%	99.8%
National	666	7.5%	790	16.2%	(15.7)%

Total revenue	$8,842	100.0%	$4,881	100.0%	81.2%

(*)	– Percent of total revenue.
Domestic local search revenue for the three months ended March 31, 2008 increased $4.0 million, or 96.9%, compared to the same period in 2007. The increase in revenue was primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $228 for the three months ended March 31, 2008 from $137 for the three months ended March 31, 2007. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.
International local search revenue for the three months ended March 31, 2008 increased $130,000, or 1,625.0%, compared to the same period in 2007. The increase in revenue was primarily due to an increase in revenue-generating click-throughs from an increase in traffic to our uk.local.com web site.

National revenue for the three months ended March 31, 2008 decreased $124,000, or 15.7%, compared to the same period in 2007. The decrease in revenue was primarily due to a decrease in revenue-generating click-throughs as we have transitioned away from national search to focus our business efforts on local search.
Total revenue for the three months ended March 31, 2008 increased $4.0 million, or 81.2%, compared to the same period in 2007.
The following table identified our major customers that represented greater than 10% of our total revenue in any of the period presented:

	Percentage of total revenue
	Three months ended
	March 31,
Customer	2008	2007

Yahoo! Inc.	47.5%	47.8%
Idearc Media Corp.	14.5%	15.6%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three months ended March 31,				Percent
	2008	(*)	2007	(*)	change

Search serving	$1,453	16.4%	$807	16.5%	80.0%
Sales and marketing	7,643	86.5%	4,699	96.3%	62.7%
General and administrative	1,443	16.3%	1,333	27.3%	8.3%
Research and development	878	9.9%	699	14.3%	25.6%
Amortization and write-down of intangibles	318	3.6%	237	4.9%	34.2%

Total operating expenses	$11,735	132.7%	$7,775	159.3%	50.9%

(*)	– Percent of total revenue.
Search serving
Search serving expenses for the three months ended March 31, 2008 increased $646,000, or 80.0%, compared to the same period in 2007. The increase was primarily due to an increase in payments to our private label partners associated with the business we acquired from PremierGuide, Inc. We expect search serving expense to decrease slightly as our national business continues to decrease.
Search serving expenses were 16.4% and 16.5% of total revenue for the three months ended March 31, 2008 and 2007, respectively.
Sales and marketing
Sales and marketing expenses for the three months ended March 31, 2008 increased $2.9 million, or 62.7%, compared to the same period in 2007. The increase was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC and marketing efforts for our Local.com web site.
Sales and marketing expenses were 86.5% and 96.3% of total revenue for the three months ended March 31, 2008 and 2007, respectively.

General and administrative
General and administrative expenses for the three months ended March 31, 2008 increased $110,000, or 8.3%, compared to the same period in 2007. The increase was primarily due to an increase payroll and non-cash stock based compensation expense. We expect general and administrative expenses to decrease slightly due to lower non-cash stock based compensation expense.
General and administrative expenses were 16.3% and 27.3% of total revenue for the three months ended March 31, 2008 and 2007, respectively.
Research and development
Research and development expenses for the three months ended March 31, 2008 increased $179,000, or 25.6%, compared to the same period in 2007. The increase was primarily due to a decrease in capitalized research and development expenses and an increase in amortized web site development expense. We expect research and development expenses to continue at the same level. We did not capitalize any research and development expenses during the three months ended March 31, 2008 and we amortized $77,000 during the three months ended March 31, 2008. We capitalized an additional $67,000 of research and development expenses for web site development and amortized $42,000 during the three months ended March 31, 2007.
Research and development expenses were 9.9% and 14.3% of total revenue for the three months ended March 31, 2008 and 2007, respectively.
Amortization of intangibles
Amortization of intangibles expense was $318,000 and $237,000 for the three months ended March 31, 2008 and 2007, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, the amortization of purchased technology associated with the Atlocal asset purchase and the amortization of non-compete agreement and customer-related intangibles associated with the PremierGuide acquisition.
Interest and other income (expense)
Interest and other income (expense) consisted of the following (in thousands):

	Three months ended
	March 31,
	2008	2007
Interest income	$135	$71
Interest expense	—	(103)
Interest expense – non-cash	—	(160)

Interest and other income (expense)	$135	$(192)

Interest and other income (expense) was $135,000 and $(192,000) for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $327,000. This increase was due to higher interest income as a result of more cash to invest and the elimination of interest expense related to the senior secured convertible notes.
Provision for income taxes
Provision for income taxes was $1,000 for the three months ended March 31, 2008 and 2007 respectively. This amount represents the minimum amounts required for state income taxes.

Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$14,742	$14,258
Marketable securities	—	1,999

Total cash, cash equivalents and marketable securities	$14,742	$16,257

Working capital	$13,448	$15,002

Cash flow highlights (in thousands):

	Three months ended March 31,
	2008	2007
Net cash used in operating activities	$(1,508)	$(2,755)
Net cash provided by (used in) investing activities	$2,004	$(100)
Net cash (used in) provided by financing activities	$(12)	$7,968
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash, cash equivalents and marketable securities were $14.7 million as of March 31, 2008 and $16.3 million as of December 31, 2007. We had working capital of $13.4 million as of March 31, 2008 and $15.0 million as of December 31, 2007.
Net cash used in operations was $1.5 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash used in operations was due to a lower operating loss and an increase accounts payable partially offset by an increase in accounts receivable as a result of higher revenue.
Net cash provided by (used in) investing activities was $2.0 million and $(100,000) for the three months ended March 31, 2008 and 2007, respectively. Investing activity for the three months ended March 31, 2008 consisted of proceeds from the sale of marketing securities. Investing activity for the three months ended March 31, 2007 included capital expenditure of $100,000.
Net cash (used in) provided by financing activities was $(12,000) and $8.0 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we raised gross proceeds of $3,000 from swing-sale profits.
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
New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently analyzing the effect of adoption SFAS 161.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2008, we have no exposure to market risk relating to interest rate changes or foreign currency exchange rates, commodity prices, equity prices, or other changes that affect market risk sensitive instruments.
Item 4T. Controls and Procedures
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of March 31, 2008, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
Information on risk factors can be found in “Part I, ITEM 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
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

LOCAL.COM CORPORATION

May 9, 2008	/s/ Heath B. Clarke

Date	Heath B. Clarke
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