Form 10-Q
period 2008-06-30
LOCAL.COM
filed 2008-08-06
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at July 31, 2008:	Common: 14,309,243
Preferred: 0

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,737	$14,258
Restricted cash	30	30
Marketable securities	—	1,999
Accounts receivable, net of allowances of $25 and $15, respectively	5,138	3,595
Prepaid expenses and other current assets	161	292

Total current assets	19,066	20,174

Property and equipment, net	1,100	1,473
Intangible assets, net	2,558	3,156
Goodwill	13,231	13,233
Long-term restricted cash	66	66
Deposits	12	12

Total assets	$36,033	$38,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,729	$4,029
Accrued compensation	723	456
Deferred rent	261	316
Other accrued liabilities	496	194
Deferred revenue	88	177

Total liabilities, all current	6,297	5,172

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,309,243 and 14,204,110 issued and outstanding, respectively	—	—
Additional paid-in capital	83,652	82,176
Accumulated comprehensive loss	—	(1)
Accumulated deficit	(53,916)	(49,233)

Stockholders’ equity	29,736	32,942

Total liabilities and stockholders’ equity	$36,033	$38,114

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$9,646	$5,098	$18,488	$9,979

Operating expenses:
Search serving	1,320	961	2,773	1,767
Sales and marketing	7,900	4,701	15,543	9,400
General and administrative	1,400	1,178	2,842	2,510
Research and development	755	551	1,632	1,251
Amortization of intangibles	280	244	598	481

Total operating expenses	11,655	7,635	23,388	15,409

Operating loss	(2,009)	(2,537)	(4,900)	(5,430)

Interest and other income (expense), net	84	(614)	218	(806)

Loss before income taxes	(1,925)	(3,151)	(4,682)	(6,236)

Provision for income taxes	—	—	1	1

Net loss	$(1,925)	$(3,151)	$(4,683)	$(6,237)

Per share data:

Basic net loss per share	$(0.14)	$(0.34)	$(0.33)	$(0.67)

Diluted net loss per share	$(0.14)	$(0.34)	$(0.33)	$(0.67)

Basic weighted average shares outstanding	14,242,162	9,325,817	14,223,136	9,312,125
Diluted weighted average shares outstanding	14,242,162	9,325,817	14,223,136	9,312,125
See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(1,925)	$(3,151)	$(4,683)	$(6,237)

Other comprehensive income (loss):

Net unrealized gain (loss) on marketable securities	—	5	1	11

Total comprehensive loss	$(1,925)	$(3,146)	$(4,682)	$(6,226)

Supplemental comprehensive income (loss) information:

Unrealized holding gains (losses) arising during period	$—	$5	$1	$11
Reclassification adjustment for losses included in net loss	—	—	—	—

Net unrealized gain (loss) on marketable securities	$—	$5	$1	$11

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,683)	$(6,237)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,036	1,025
Provision for doubtful accounts	10	9
Non-cash stock based compensation	1,223	836
Non-cash interest expense	—	612
Changes in operating assets and liabilities:
Accounts receivable	(1,553)	(1,051)
Prepaid expenses and other	164	(369)
Accounts payable and accrued liabilities	1,214	979
Deferred revenue	(89)	(28)

Net cash used in operating activities	(2,678)	(4,224)

Cash flows from investing activities:
Capital expenditures	(98)	(315)
Proceeds from sales of marketable securities	2,000	—
Decrease in restricted cash	—	41
Change in acquisition,price	2	—

Net cash provided by (used in) investing activities	1,904	(274)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes	—	8,000
Proceeds from issuance of common stock from exercise of options	158	14
Proceeds from issuance of common stock from exercise of warrants	112	7
Proceeds from swing-sale profits	3	5
Payment of notes payable	—	(63)
Payment of financing related costs	(20)	(3)

Net cash provided by financing activities	253	7,960

Net (decrease) increase in cash and cash equivalents	(521)	3,462
Cash and cash equivalents, beginning of period	14,258	3,264

Cash and cash equivalents, end of period	$13,737	$6,726

Supplemental cash flow information:
Interest paid	$—	$134

Income taxes paid	$1	$1

Non-cash investing and financing transactions:
Debt discount related to issuance of senior secured convertible notes		$6,221

Warrants issued for financing costs		$458

Common stock issued for asset purchase		$431

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2008 was $1,488,667. Accumulated amortization at December 31, 2007 was $1,265,367.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2008 was $267,185. Accumulated amortization at December 31, 2007 was $248,335.
Purchased technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2008 was $1,239,238. Accumulated amortization at December 31, 2007 was $1,056,794.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2008 was $150,781. Accumulated amortization at December 31, 2007 was $78,981.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2008 was $194,129. Accumulated amortization at December 31, 2007 was $92,129.
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

Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three and six months ended June 30, 2008, the Company did not capitalize any expenses related to the web site development. Amortization of capitalized web site costs was $70,000 and $140,000 for the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, the Company capitalized an additional $154,000 and $221,000, respectively, related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $42,000 and $85,000 for the three and six months ended June 30, 2007, respectively. Capitalized web site costs are included in property and equipment, net.
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
The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Risk-free interest rate	3.49%	4.70%	3.47%	4.78%
Expected lives (in years)	7.0	7.0	7.0	7.0
Expected dividend yield	None	None	None	None
Expected volatility	100.00%	100.00%	100.00%	100.00%
Total stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except per share amount):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales and marketing	$234	$93	$474	$213
General and administrative	286	200	626	492
Research and development	52	53	123	132

Total stock-based compensation expense	$572	$346	$1,223	$837

Basic and diluted net compensation expense per share	$0.04	$0.04	$0.09	$0.09

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
For the three and six months ended June 30, 2008, potentially dilutive securities, which consist of options to purchase 2,830,057 shares of common stock at prices ranging from $2.00 to $16.59 per share and warrants to purchase 3,434,282 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(1,925)	$(3,151)	$(4,683)	$(6,237)

Denominator:
Denominator for basic calculation weighted average shares	14,242	9,326	14,223	9,312

Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	14,242	9,326	14,223	9,312

Net loss per share:
Basic net loss per share	$(0.14)	$(0.34)	$(0.33)	$(0.67)

Diluted net loss per share	$(0.14)	$(0.34)	$(0.33)	$(0.67)

New accounting pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and framework for the selecting the principles to be used in the preparation of financial statements in conformity with accounting generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 categorizes in descending order the sources of accounting principles that are generally accepted. The provisions of SFAS No. 162 are effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effects of applying the provisions of the Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. The Company is currently analyzing the effect of the adoption of SFAS No. 162.
3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Furniture and fixtures	$203	$203
Office equipment	119	119
Computer equipment	1,964	1,889
Computer software	1,831	1,841
Leasehold improvements	583	583

	4,700	4,635
Less accumulated depreciation and amortization	(3,600)	(3,162)

Property and equipment, net	$1,100	$1,473

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Developed technology	$2,233	$2,233
Non-compete agreements	274	274
Purchased technology	1,239	1,239
Customer-related	1,020	1,020
Patents	431	431
Domain name	701	701

	5,898	5,898
Less accumulated amortization	(3,340)	(2,742)

Intangible assets, net	$2,558	$3,156

Interest and other income (expense) consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$84	$96	$218	$167
Interest expense	—	(258)	—	(361)
Interest expense — non-cash	—	(452)	—	(612)

Interest and other income (expense), net	$84	$(614)	$218	$(806)

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue by geographic region:
United States	$9,471	$4,980	$18,175	$9,854
Europe	175	118	313	125

Total revenue	$9,646	$5,098	$18,488	$9,979

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 141,760 were outstanding and 496 were available for future grant at June 30, 2008.

2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 329,681 were outstanding and 334 were available for future grant at June 30, 2008.
2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan). In August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 476,345 were outstanding and 4,191 were available for future grant at June 30, 2008.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 911,160 were outstanding and 4,921 were available for future grant at June 30, 2008.
2007 Plan
In August 2007, the Company adopted and the stockholders of the Company approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 968,111 were outstanding and 31,889 were available for future grant at June 30, 2008.
2008 Plan
In June 2008, the Company adopted and the stockholders of the Company approved the 2008 Equity Incentive Plan (2008 Plan). The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2008 Plan, of which 3,000 were outstanding and 997,000 were available for future grant at June 30, 2008.
Stock option activity under the plans during the six months ended June 30, 2008 is as follows:

			Aggregate
		Weighted Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)

Outstanding at December 31, 2007	2,703,850	$5.04
Granted	341,556	4.65
Exercised	(69,762)	2.26
Cancelled	(145,587)	3.65

Outstanding at June 30, 2008	2,830,057	$5.13	$461

Exercisable at June 30, 2008	1,433,585	$5.51	$438

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2008 and 2007 was $3.89 and $3.52 per option, respectively.
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2008 and 2007 was $156,000 and $10,000, respectively.
Stock option summary information for the plans at June 30, 2008 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$1.01 - $2.00	140,000	4.5 years	$2.00	140,000	$2.00
$2.01 - $3.00	94,792	5.6 years	$2.25	94,792	$2.25
$3.01 - $4.00	711,912	6.5 years	$3.70	510,768	$3.72
$4.01 - $5.00	1,210,554	9.3 years	$4.67	124,945	$4.54
$5.01 - $6.00	133,459	7.7 years	$5.68	103,677	$5.69
$6.01 - $7.00	117,578	7.4 years	$6.39	104,422	$6.38
$7.01 - $8.00	190,112	7.2 years	$7.51	173,331	$7.54
$8.01 - $10.00	120,000	7.8 years	$8.76	70,000	$9.17
$15.01 - $16.59	111,650	6.1 years	$15.61	111,650	$15.61

	2,830,057	7.8 years	$5.13	1,433,585	$5.51

6. Warrants
Warrant activity during the six months ended June 30, 2008 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	3,470,278	$7.34
Exercised	(35,371)	3.18
Expired	(625)	4.00

Outstanding and exercisable at June 30, 2008	3,434,282	$7.38

Warrant summary information at June 30, 2008 is as follows:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life	Price
$0.00 — $3.99	144,062	0.3	$3.60
$4.00 — $4.99	867,662	3.6	$4.36
$5.00 — $5.99	867,662	3.6	$5.17
$7.00 — $7.99	537,373	4.1	$7.89
$9.00 — $9.99	537,373	4.1	$9.26
$10.00 — $19.99	315,750	1.3	$10.00
$20.00 — $25.53	164,400	1.5	$25.53

	3,434,282	3.3	$7.38

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
Total stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except per share amount):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales and marketing	$234	$93	$474	$213
General and administrative	286	200	626	492
Research and development	52	53	123	132

Total stock-based compensation expense	$572	$346	$1,223	$837

Basic and diluted net compensation expense per share	$0.04	$0.04	$0.09	$0.09

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	13.7	18.9	15.0	17.7
Sales and marketing	81.9	92.2	84.1	94.2
General and administrative	14.5	23.1	15.4	25.2
Research and development	7.8	10.8	8.8	12.5
Amortization of intangibles	2.9	4.8	3.2	4.8

Total operating expenses	120.8	149.8	126.5	154.4

Operating loss	(20.8)	(49.8)	(26.5)	(54.4)

Interest and other income (expense), net	0.9	(12.0)	1.2	(8.1)

Loss before income taxes	(19.9)	(61.8)	(25.3)	(62.5)

Provision for income taxes	—	—	0.0	0.0

Net loss	(19.9)%	(61.8)%	(25.3)%	(62.5)%

Revenue
Revenue by business categories was as follows (dollars in thousands):

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2008	(*)	2007	(*)	change	2008	(*)	2007	(*)	change

Local domestic	$9,150	94.9%	$4,011	78.7%	128.1%	$17,188	93.0%	$8,096	81.1%	112.3%
Local international	175	1.8%	118	2.3%	48.3%	313	1.7%	125	1.3%	150.4%

Total local	9,325	96.7%	4,129	81.0%	125.8%	17,501	94.7%	8,221	82.4%	112.9%

National	321	3.3%	969	19.0%	(66.9)%	987	5.3%	1,758	17.6%	(43.9)%

Total revenue	$9,646	100.0%	$5,098	100.0%	89.2%	$18,488	100.0%	$9,979	100.0%	85.3%

(*) —	Percent of total revenue.
Domestic local search revenue for the three months ended June 30, 2008 increased $5.1 million, or 128.1%, compared to the same period in 2007. Domestic local search revenue for the six months ended June 30, 2008 increased $9.1 million, or 112.3%, compared to the same period in 2007. The increases in revenue were primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $254 for the three months ended June 30, 2008 from $158 for the three months ended June 30, 2007 and increased to $241 for the six months ended June 30, 2008 from $144. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.

International local search revenue for the three months ended June 30, 2008 increased $57,000, or 48.3%, compared to the same period in 2007. International local search revenue for the six months ended June 30, 2008 increased $188,000, or 150.4%, compared to the same period in 2007. The increases in revenue were primarily due to an increase in revenue-generating click-throughs from an increase in traffic to our uk.local.com web site.
National revenue for the three months ended June 30, 2008 decreased $648,000, or 66.9%, compared to the same period in 2007. National revenue for the six months ended June 30, 2008 decreased $771,000, or 43.9%, compared to the same period in 2007. The decrease in revenue was primarily due to a decrease in revenue-generating click-throughs as we have transitioned away from national search to focus our business efforts on local search.
Total revenue for the three months ended June 30, 2008 increased $4.5 million, or 89.2%, compared to the same period in 2007. Total revenue for the six months ended June 30, 2008 increased $8.5 million, or 85.3%, compared to the same period in 2007.
The following table identified our major customers that represented greater than 10% of our total revenue in any of the period presented:

	Percentage of total revenue
	Three months ended		Six months ended
	June 30,		June 30,
Customer	2008	2007	2008	2007

Yahoo! Inc.	44.0%	48.9%	45.7%	48.4%
Idearc Media Corp.	20.4%	12.0%	17.6%	13.7%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2008	(*)	2007	(*)	change	2008	(*)	2007	(*)	change

Search serving	$1,320	13.7%	$961	18.9%	37.4%	$2,773	15.0%	$1,767	17.7%	56.9%
Sales and marketing	7,900	81.9%	4,701	92.2%	68.0%	15,543	84.1%	9,400	94.2%	65.4%
General and administrative	1,400	14.5%	1,178	23.1%	18.8%	2,842	15.4%	2,510	25.2%	13.2%
Research and development	755	7.8%	551	10.8%	37.0%	1,632	8.8%	1,251	12.5%	30.5%
Amortization of intangibles	280	2.9%	244	4.8%	14.8%	598	3.2%	481	4.8%	24.3%

Total operating expenses	$11,655	120.8%	$7,635	149.8%	52.6%	$23,388	126.5%	$15,409	154.4%	51.8%

(*) —	Percent of total revenue.
Search serving
Search serving expenses for the three months ended June 30, 2008 increased $359,000, or 37.4%, compared to the same period in 2007. Search serving expenses for the six months ended June 30, 2008 increased $1.0 million, or 56.9%, compared to the same period in 2007. The increases were primarily due to an increase in payments to our private label partners associated with the business we acquired from PremierGuide, Inc. We expect search serving expense to increase slightly as a result of an increase in business with our private label partners.
Search serving expenses were 13.7% and 18.9% of total revenue for the three months ended June 30, 2008 and 2007, respectively. Search serving expenses were 15.0% and 17.7% of total revenue for the six months ended June 30, 2008 and 2007, respectively.
Sales and marketing
Sales and marketing expenses for the three months ended June 30, 2008 increased $3.2 million, or 68.0%, compared to the same period in 2007. Sales and marketing expenses for the six months ended June 30, 2008 increased $6.1 million, or 65.4%, compared to the same period in 2007. The increases were primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC and marketing efforts for our Local.com web site.

Sales and marketing expenses were 81.9% and 68.0% of total revenue for the three months ended June 30, 2008 and 2007, respectively. Sales and marketing expenses were 84.1% and 94.2% of total revenue for the six months ended June 30, 2008 and 2007, respectively.
General and administrative
General and administrative expenses for the three months ended June 30, 2008 increased $222,000, or 18.8%, compared to the same period in 2007. General and administrative expenses for the six months ended June 30, 2008 increased $322,000, or 13.2%, compared to the same period in 2007. The increase was primarily due to an increase payroll and non-cash stock based compensation expense. We expect general and administrative expenses to decrease slightly due to lower non-cash stock based compensation expense.
General and administrative expenses were 14.5% and 18.8% of total revenue for the three months ended June 30, 2008 and 2007, respectively. General and administrative expenses were 15.4% and 25.2% of total revenue for the six months ended June 30, 2008 and 2007, respectively.
Research and development
Research and development expenses for the three months ended June 30, 2008 increased $204,000, or 37.0%, compared to the same period in 2007. Research and development expenses for the six months ended June 30, 2008 increased $381,000, or 30.5%, compared to the same period in 2007. The increases were primarily due to a decrease in capitalized research and development expenses and an increase in amortized web site development expense. We expect research and development expenses to continue at the same level. We did not capitalize any research and development expenses during the three and six months ended June 30, 2008 and we amortized $70,000 and $140,000 during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, we capitalized an additional $154,000 and $221,000, respectively, for web site development and we amortized $42,000 and $85,000 during the three and six months ended June 30, 2007, respectively.
Research and development expenses were 7.8% and 10.8% of total revenue for the three months ended June 30, 2008 and 2007, respectively. Research and development expenses were 8.8% and 12.5% of total revenue for the six months ended June 30, 2008 and 2007, respectively.
Amortization of intangibles
Amortization of intangibles expense was $280,000 and $244,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization of intangibles expense was $598,000 and $481,000 for the six months ended June 30, 2008 and 2007, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, the amortization of purchased technology associated with the Atlocal asset purchase and the amortization of non-compete agreement. Amortization of intangibles also includes the amortization of customer-related intangibles and non-compete agreement associated with the PremierGuide acquisition for the three and six months ended June 30, 2008.
Interest and other income (expense)
Interest and other income (expense) consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$84	$96	$218	$167
Interest expense	—	(258)	—	(361)
Interest expense — non-cash	—	(452)	—	(612)

Interest and other income (expense), net	$84	$(614)	$218	$(806)

Interest and other income (expense) was $84,000 and $(614,000) for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $698,000. Interest and other income (expense) was $218,000 and $(806,000) for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $1.0 million. The increases were due to higher interest income as a result of more cash to invest and the elimination of interest expense related to the senior secured convertible notes.
Provision for income taxes
There was no provision for income taxes during the three months ended June 30, 2008 or 2007. Provision for income taxes was $1,000 for the six months ended June 31, 2008 and 2007 respectively. This amount represents the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$13,737	$14,258
Marketable securities	—	1,999

Total cash, cash equivalents and marketable securities	$13,737	$16,257

Working capital	$12,769	$15,002

Cash flow highlights (in thousands):

	Six months ended June 30,
	2008	2007

Net cash used in operating activities	$(2,678)	$(4,224)
Net cash provided by (used in) investing activities	$1,904	$(274)
Net cash provided by financing activities	$253	$7,960
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash, cash equivalents and marketable securities were $13.7 million as of June 30, 2008 and $16.3 million as of December 31, 2007. We had working capital of $12.8 million as of June 30, 2008 and $15.0 million as of December 31, 2007.
Net cash used in operations was $2.7 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash used in operations was due to a lower operating loss and an increase in accounts payable partially offset by an increase in accounts receivable as a result of higher revenue.
Net cash provided by (used in) investing activities was $1.9 million and $(274,000) for the six months ended June 30, 2008 and 2007, respectively. Investing activity for the six months ended June 30, 2008 consisted of proceeds from the sale of marketing securities of $2.0 million and capital expenditure of $98,000. Investing activity for the six months ended June 30, 2007 included capital expenditure of $315,000 and a decrease in restricted cash of $41,000.
Net cash provided by financing activities was $253,000 and $8.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we raised gross proceeds of $158,000 from the exercise of stock options, $112,000 from the exercise of warrants and $3,000 from swing-sale profits.
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
New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and framework for the selecting the principles to be used in the preparation of financial statements in conformity with accounting generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 categorizes in descending order the sources of accounting principles that are generally accepted. The provisions of SFAS No. 162 are effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effects of applying the provisions of the Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We are currently analyzing the effect of the adoption of SFAS No. 162.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2008, we have no exposure to market risk relating to interest rate changes or foreign currency exchange rates, commodity prices, equity prices, or other changes that affect market risk sensitive instruments.
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
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
On June 3, 2008, we held our annual meeting of stockholders. Our stockholders voted as follows:
Election of Directors

	FOR	AGAINST	ABSTAIN

Norman K. Farra Jr.	10,944,011	0	358,322
Philip K. Fricke	10,942,134	0	360,199
Messrs. Farra and Fricke were re-elected.
Ratification of the appointment of Haskell & White LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008

FOR	AGAINST	ABSTAIN

11,085,272	207,805	9,256
The appointed was ratified.
Approval of the 2008 Equity Incentive Plan

FOR	AGAINST	ABSTAIN	NON-VOTES

1,522,564	405,981	31,649	9,342,139
The 2008 Equity Incentive Plan was approved.
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

LOCAL.COM CORPORATION
August 6, 2008	/s/ Heath B. Clarke
Date	Heath B. Clarke
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