Form 10-Q/A
period 2008-06-30
LOCAL.COM
filed 2008-08-14
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Preferred: 0
This form 10-Q/A (Amendment No. 1) amends the Form 10-Q filed on August 6, 2008 by Local.com Corporation with respect to the quarter ended June 30, 2008. This amendment is being filed in order to correct Exhibit 32.1 which inadvertently identified the period ended date of the Form 10-Q. Other than the change to the Exhibit, no other portion of the Form 10-Q has been amended.

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

LOCAL.COM CORPORATION
August 14, 2008	/s/ Heath B. Clarke
Date	Heath B. Clarke
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