Form 10-Q
period 2008-09-30
LOCAL.COM
filed 2008-11-07
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34197
LOCAL.COM CORPORATION
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at October 31, 2008:	Common: 14,446,107
Preferred: 0

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,926	$14,258
Restricted cash	31	30
Marketable securities	—	1,999
Accounts receivable, net of allowances of $25 and $15, respectively	6,325	3,595
Prepaid expenses and other current assets	173	292

Total current assets	19,455	20,174

Property and equipment, net	1,075	1,473
Intangible assets, net	2,358	3,156
Goodwill	13,231	13,233
Long-term restricted cash	35	66
Deposits	12	12

Total assets	$36,166	$38,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,902	$4,029
Accrued compensation	614	456
Deferred rent	230	316
Other accrued liabilities	427	194
Deferred revenue	83	177

Total liabilities, all current	7,256	5,172

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,446,107 and 14,204,110 issued and outstanding, respectively	—	—
Additional paid-in capital	84,540	82,176
Accumulated comprehensive loss	—	(1)
Accumulated deficit	(55,630)	(49,233)

Stockholders’ equity	28,910	32,942

Total liabilities and stockholders’ equity	$36,166	$38,114

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$10,196	$5,614	$28,684	$15,593

Operating expenses:
Search serving	1,331	1,116	4,104	2,884
Sales and marketing	8,455	5,298	23,997	14,698
General and administrative	1,271	1,143	4,113	3,654
Research and development	725	621	2,358	1,871
Amortization of intangibles	200	315	798	796

Total operating expenses	11,982	8,493	35,370	23,903

Operating loss	(1,786)	(2,879)	(6,686)	(8,310)

Interest and other income (expense), net	72	(6,418)	290	(7,224)

Loss before income taxes	(1,714)	(9,297)	(6,396)	(15,534)

Provision for income taxes	—	—	1	1

Net loss	$(1,714)	$(9,297)	$(6,397)	$(15,535)

Per share data:

Basic net loss per share	$(0.12)	$(0.71)	$(0.45)	$(1.47)

Diluted net loss per share	$(0.12)	$(0.71)	$(0.45)	$(1.47)

Basic weighted average shares outstanding	14,357,860	13,106,117	14,268,372	10,590,686
Diluted weighted average shares outstanding	14,357,860	13,106,117	14,268,372	10,590,686
See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(1,714)	$(9,297)	$(6,397)	$(15,535)
Other comprehensive income (loss):

Net unrealized gain (loss) on marketable securities	—	11	1	22

Total comprehensive loss	$(1,714)	$(9,286)	$(6,396)	$(15,513)

Supplemental comprehensive income (loss) information:
Unrealized holding gains (losses) arising during period	$—	$11	$1	$22
Reclassification adjustment for losses included in net loss	—	—	—	—

Net unrealized gain (loss) on marketable securities	$—	$11	$1	$22

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,397)	$(15,535)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,478	1,617
Provision for doubtful accounts	10	9
Non-cash stock based compensation	1,801	1,207
Non-cash interest expense	—	6,679
Changes in operating assets and liabilities:
Accounts receivable	(2,740)	(1,160)
Prepaid expenses and other	152	112
Accounts payable and accrued liabilities	2,178	906
Deferred revenue	(94)	(39)

Net cash used in operating activities	(3,612)	(6,204)

Cash flows from investing activities:
Capital expenditures	(315)	(495)
Proceeds from sales of marketable securities	2,000	—
Decrease in restricted cash	30	41
Acquisition, net of cash returned	2	(2,034)

Net cash provided by (used in) investing activities	1,717	(2,488)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes	—	8,000
Proceeds from issuance of common stock in a private placement	—	12,963
Proceeds from issuance of common stock from exercise of options	397	324
Proceeds from issuance of common stock from exercise of warrants	188	1,341
Proceeds from swing-sale profits	3	5
Payment of notes payable	—	(63)
Payment of financing related costs	(25)	(1,028)

Net cash provided by financing activities	563	21,542

Net (decrease) increase in cash and cash equivalents	(1,332)	12,850
Cash and cash equivalents, beginning of period	14,258	3,264

Cash and cash equivalents, end of period	$12,926	$16,114

Supplemental cash flow information:
Interest paid	$—	$279

Income taxes paid	$1	$1

Non-cash investing and financing transactions:
Debt discount related to issuance of senior secured convertible notes		$6,221

Conversion of senior secured convertible notes into common stock		$8,000

Warrants issued for financing costs		$458

Common stock issued for asset purchase		$431

See accompanying notes to the condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The unaudited interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. The consolidated results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2008 was $1,600,317. Accumulated amortization at December 31, 2007 was $1,265,367.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2008 was $7,810. Accumulated amortization at December 31, 2007 was $248,335.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2008 was $186,681. Accumulated amortization at December 31, 2007 was $78,981.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2008 was $245,129. Accumulated amortization at December 31, 2007 was $92,129.
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
Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three and nine months ended September 30, 2008, the Company capitalized an additional $130,000 related to the web site development. Amortization of capitalized web site costs was $123,000 and $263,000 for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, the Company capitalized an additional $90,000 and $311,000, respectively, related to the web site development with a useful life of three years. Amortization of capitalized web site costs was $49,000 and $134,000 for the three and nine months ended September 30, 2007, respectively. Capitalized web site costs are included in property and equipment, net.
Stock-based compensation
The Company adopted SFAS No. 123R, Share-Based Payment on January 1, 2006, the beginning of its first quarter of fiscal 2006, using the modified-prospective transition method.
The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.54%	4.77%	3.49%	4.77%
Expected lives (in years)	7.0	7.0	7.0	7.0
Expected dividend yield	None	None	None	None
Expected volatility	100.00%	100.00%	100.00%	100.00%
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except per share amount):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and marketing	$218	$151	$692	$364
General and administrative	293	168	919	661
Research and development	67	51	190	183

Total stock-based compensation expense	$578	$370	$1,801	$1,208

Basic and diluted net compensation expense per share	$0.04	$0.03	$0.13	$0.11

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
For the three and nine months ended September 30, 2008, potentially dilutive securities, which consist of options to purchase 2,856,921 shares of common stock at prices ranging from $2.00 to $16.59 per share and warrants to purchase 3,351,782 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
For the three and nine months ended September 30, 2007, potentially dilutive securities, which consist of options to purchase 1,938,518 shares of common stock at prices ranging from $0.40 to $16.59 per share, warrants to purchase 3,499,278 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(1,714)	$(9,297)	$(6,397)	$(15,535)

Denominator:
Denominator for basic calculation weighted average shares	14,358	13,106	14,268	10,591

Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	14,358	13,106	14,268	10,591

Net loss per share:

Basic net loss per share	$(0.12)	$(0.71)	$(0.45)	$(1.47)

Diluted net loss per share	$(0.12)	$(0.71)	$(0.45)	$(1.47)

3. Composition of certain balance sheet and statement of operations captions
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Furniture and fixtures	$203	$203
Office equipment	132	119
Computer equipment	1,368	1,889
Computer software	1,652	1,841
Leasehold improvements	583	583

	3,938	4,635
Less accumulated depreciation and amortization	(2,863)	(3,162)

Property and equipment, net	$1,075	$1,473

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Developed technology	$2,233	$2,233
Non-compete agreements	13	274
Purchased technology	—	1,239
Customer-related	1,020	1,020
Patents	431	431
Domain name	701	701

	4,398	5,898
Less accumulated amortization	(2,040)	(2,742)

Intangible assets, net	$2,358	$3,156

Interest and other income (expense) consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$72	$175	$290	$342
Interest expense	—	(526)	—	(887)
Interest expense — non-cash	—	(6,067)	—	(6,679)

Interest and other income (expense), net	$72	$(6,418)	$290	$(7,224)

4. Operating segment information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report certain information about operating segments. The Company has one reporting segment: paid-search. The following table presents summary operating geographic information as required by SFAS No. 131 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue by geographic region:
United States	$9,968	$5,426	$28,143	$15,280
Europe	228	188	541	313

Total revenue	$10,196	$5,614	$28,684	$15,593

5. Stock option plans
1999 Plan
In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 117,396 were outstanding and 496 were available for future grant at September 30, 2008.
2000 Plan
In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 237,181 were outstanding and 334 were available for future grant at September 30, 2008.

2004 Plan
In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan). In August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 479,207 were outstanding and 1,329 were available for future grant at September 30, 2008.
2005 Plan
In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant were exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 914,073 were outstanding and 2,008 were available for future grant at September 30, 2008.
2007 Plan
In August 2007, the Company adopted and the stockholders of the Company approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 999,598 were outstanding and 402 were available for future grant at September 30, 2008.
2008 Plan
In June 2008, the Company adopted and the stockholders of the Company approved the 2008 Equity Incentive Plan (2008 Plan). The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2008 Plan, of which 109,466 were outstanding and 890,534 were available for future grant at September 30, 2008.

Stock option activity under the plans during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted	Aggregate
		Average	Intrinsic Value
		Exercise Price	(in thousands)
Outstanding at December 31, 2007	2,703,850	$5.04
Granted	492,789	4.32
Exercised	(186,626)	2.13
Cancelled	(153,092)	3.75

Outstanding at September 30, 2008	2,856,921	$5.17	$14

Exercisable at September 30, 2008	1,410,879	$5.79	$14

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2008 and 2007 was $3.61 and $4.52 per option, respectively.
The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2008 and 2007 was $353,000 and $370,000, respectively.
Stock option summary information for the plans at September 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$1.01 - $2.00	47,500	4.3 years	$2.00	47,500	$2.00
$2.01 - $3.00	111,828	7.1 years	$2.40	70,428	$2.25
$3.01 - $4.00	821,191	6.8 years	$3.73	547,289	$3.71
$4.01 - $5.00	1,209,408	9.1 years	$4.67	144,694	$4.53
$5.01 - $6.00	131,459	7.4 years	$5.69	111,758	$5.69
$6.01 - $7.00	113,773	7.1 years	$6.40	106,660	$6.38
$7.01 - $8.00	190,112	6.9 years	$7.51	184,234	$7.52
$8.01 - $10.00	120,000	7.6 years	$8.76	86,666	$8.98
$15.01 - $16.59	111,650	5.9 years	$15.61	111,650	$15.61

	2,856,921	7.8 years	$5.17	1,410,879	$5.79

6. Warrants
Warrant activity during the nine months ended September 30, 2008 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	3,470,278	$7.34
Exercised	(55,371)	3.38
Expired	(63,125)	3.75

Outstanding and exercisable at September 30, 2008	3,351,782	$7.47

Warrant summary information at September 30, 2008 is as follows:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life	Price
$0.00 — $3.99	61,562	0.2	$3.40
$4.00 — $4.99	867,662	3.4	$4.36
$5.00 — $5.99	867,662	3.4	$5.17
$7.00 — $7.99	537,373	3.8	$7.89
$9.00 — $9.99	537,373	3.8	$9.26
$10.00 — $19.99	315,750	1.0	$10.00
$20.00 — $25.53	164,400	1.2	$25.53

	3,351,782	3.2	$7.47

7. Subsequent events
Stock repurchase program
On October 8, 2008, the Company’s Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The share repurchase program authorizes Local.com to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time.
Stockholder rights plan
On October 14, 2008, the Company’s Board of Directors adopted a Stockholder Rights Plan (Rights Plan). Under the Rights Plan, a right to purchase 1/1000th of a share of the Company’s Series A Participating Preferred Stock, at an exercise price of $10.00, will be distributed for each share of common stock held of record as of the close of business on October 22, 2008. The rights will automatically trade with the Company’s underlying common stock and no separate preferred stock purchase rights certificates will be distributed. The right to acquire preferred stock is not immediately exercisable and will become exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. If any person becomes a 15 percent or more stockholder of the Company, each right (subject to certain limitations) will entitle its holder to purchase, at the rights’ then-current exercise price, a number of the Company’s common shares or of the acquirer having a market value at the time of twice the right’s per share exercise price. If the exercise price is not adjusted, such holders would be able to purchase $20 worth of common stock for $10.
The Board of Directors may redeem the rights for $0.01 per right at any time on or before the fifth day following the acquisition by a person becoming a 15 percent stockholder. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on October 15, 2018.

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
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except per share amount):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and marketing	$218	$151	$692	$364
General and administrative	293	168	919	661
Research and development	67	51	190	183

Total stock-based compensation expense	$578	$370	$1,801	$1,208

Basic and diluted net compensation expense per share	$0.04	$0.03	$0.13	$0.11

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the periods indicated and is derived from our unaudited financial statements, which, in the opinion of our management, reflect all adjustments that are of a normal recurring nature, necessary to present such information fairly:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Search serving	13.0	19.9	14.3	18.5
Sales and marketing	82.9	94.4	83.6	94.3
General and administrative	12.5	20.3	14.3	23.4
Research and development	7.1	11.1	8.2	12.0
Amortization of intangibles	2.0	5.6	2.9	5.1

Total operating expenses	117.5	151.3	123.3	153.3

Operating loss	(17.5)	(51.3)	(23.3)	(53.3)

Interest and other income (expense), net	0.7	(114.3)	1.0	(46.3)

Loss before income taxes	(16.8)	(165.6)	(22.3)	(99.6)

Provision for income taxes	0.0	0.0	0.0	0.0

Net loss	(16.8)%	(165.6)%	(22.3)%	(99.6)%

Revenue
Revenue by business categories was as follows (dollars in thousands):

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2008	(*)	2007	(*)	change	2008	(*)	2007	(*)	change
Local domestic	$9,799	96.1%	$4,804	85.6%	104.0%	$26,987	94.1%	$12,900	82.7%	109.2%
Local international	228	2.2%	188	3.3%	21.3%	541	1.9%	313	2.0%	72.8%

Total local	10,027	98.3%	4,992	88.9%	100.9%	27,528	96.0%	13,213	84.7%	108.3%

National	169	1.7%	622	11.1%	(72.8)%	1,156	4.0%	2,380	15.3%	(51.4)%

Total revenue	$10,196	100.0%	$5,614	100.0%	81.6%	$28,684	100.0%	$15,593	100.0%	84.0%

(*)	—	Percent of total revenue.
Domestic local search revenue for the three months ended September 30, 2008 increased $5.0 million, or 104.0%, compared to the same period in 2007. Domestic local search revenue for the nine months ended September 30, 2008 increased $14.1 million, or 109.2%, compared to the same period in 2007. The increases in revenue were primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $278 for the three months ended September 30, 2008 from $168 for the three months ended September 30, 2007 and increased to $253 for the nine months ended September 30, 2008 from $157. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.

International local search revenue for the three months ended September 30, 2008 increased $40,000, or 21.3%, compared to the same period in 2007. International local search revenue for the nine months ended September 30, 2008 increased $228,000, or 72.8%, compared to the same period in 2007. The increases in revenue were primarily due to an increase in revenue-generating click-throughs from an increase in traffic to our uk.local.com web site.
National revenue for the three months ended September 30, 2008 decreased $453,000, or 72.8%, compared to the same period in 2007. National revenue for the nine months ended September 30, 2008 decreased $1.2 million, or 51.4%, compared to the same period in 2007. The decrease in revenue was primarily due to a decrease in revenue- generating click-throughs as we have transitioned away from national search to focus our business efforts on local search.
Total revenue for the three months ended September 30, 2008 increased $4.6 million, or 81.6%, compared to the same period in 2007. Total revenue for the nine months ended September 30, 2008 increased $13.1 million, or 84.0%, compared to the same period in 2007.
The following table identified our major customers that represented greater than 10% of our total revenue in any of the period presented:

	Percentage of total revenue
	Three months ended		Nine months ended
	September 30,		September 30,
Customer	2008	2007	2008	2007
Yahoo! Inc.	43.9%	45.6%	45.1%	47.4%
Idearc Media Corp.	15.1%	15.0%	16.7%	14.2%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2008	(*)	2007	(*)	change	2008	(*)	2007	(*)	change
Search serving	$1,331	13.0%	$1,116	19.9%	19.3%	$4,104	14.3%	$2,884	18.5%	42.3%
Sales and marketing	8,455	82.9%	5,298	94.4%	59.6%	23,997	83.6%	14,698	94.3%	63.3%
General and administrative	1,271	12.5%	1,143	20.3%	11.2%	4,113	14.3%	3,654	23.4%	12.6%
Research and development	725	7.1%	621	11.1%	16.7%	2,358	8.2%	1,871	12.0%	26.0%
Amortization of intangibles	200	2.0%	315	5.6%	(36.5)%	798	2.9%	796	5.1%	0.3%

Total operating expenses	$11,982	117.5%	$8,493	151.3%	41.1%	$35,370	123.3%	$23,903	153.3%	48.0%

(*) — Percent of total revenue.
Search serving
Search serving expenses for the three months ended September 30, 2008 increased $215,000, or 19.3%, compared to the same period in 2007. Search serving expenses for the nine months ended September 30, 2008 increased $1.2 million, or 42.3%, compared to the same period in 2007. The increases were primarily due to an increase in payments to our private label partners associated with the business we acquired from PremierGuide, Inc. We expect search serving expense to increase slightly as a result of an increase in business with our private label partners.
Search serving expenses were 13.0% and 19.9% of total revenue for the three months ended September 30, 2008 and 2007, respectively. Search serving expenses were 14.3% and 18.5% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
Sales and marketing
Sales and marketing expenses for the three months ended September 30, 2008 increased $3.2 million, or 59.6%, compared to the same period in 2007. Sales and marketing expenses for the nine months ended September 30, 2008 increased $9.3 million, or 63.3%, compared to the same period in 2007. The increases were primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com web site. We expect sales and marketing expenses to increase as we increase our TAC and marketing efforts for our Local.com web site.
Sales and marketing expenses were 82.9% and 94.4% of total revenue for the three months ended September 30, 2008 and 2007, respectively. Sales and marketing expenses were 83.6% and 94.3% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
General and administrative
General and administrative expenses for the three months ended September 30, 2008 increased $128,000, or 11.2%, compared to the same period in 2007. General and administrative expenses for the nine months ended September 30, 2008 increased $459,000, or 12.6%, compared to the same period in 2007. The increase was primarily due to an increase payroll and non-cash stock based compensation expense. We expect general and administrative expenses to increase slightly due to fees for LEC processing of our telesales orders.
General and administrative expenses were 12.5% and 20.3% of total revenue for the three months ended September 30, 2008 and 2007, respectively. General and administrative expenses were 14.3% and 23.4% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
Research and development
Research and development expenses for the three months ended September 30, 2008 increased $104,000, or 16.7%, compared to the same period in 2007. Research and development expenses for the nine months ended September 30, 2008 increased $487,000, or 26.0%, compared to the same period in 2007. The increases were primarily due to a decrease in capitalized research and development expenses and an increase in amortized web site development expense. We expect research and development expenses to increase due to consulting fees for additional resources to support our initiatives. During the three and nine months ended September 30, 2008, we capitalized an additional $130,000 for web site development and we amortized $123,000 and $263,000 during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, we capitalized an additional $90,000 and $311,000, respectively, for web site development and we amortized $49,000 and $134,000 during the three and nine months ended September 30, 2007, respectively.
Research and development expenses were 7.1% and 16.7% of total revenue for the three months ended September 30, 2008 and 2007, respectively. Research and development expenses were 8.2% and 12.0% of total revenue for the nine months ended September 30, 2008 and 2007, respectively.
Amortization of intangibles
Amortization of intangibles expense was $200,000 and $315,000 for the three months ended September 30, 2008 and 2007, respectively. Amortization of intangibles expense was $798,000 and $796,000 for the nine months ended September 30, 2008 and 2007, respectively. This includes the amortization of developed technology and non-compete agreements associated with the Inspire acquisition, the amortization of purchased technology associated with the Atlocal asset purchase and the amortization of non-compete agreement. Amortization of intangibles also includes the amortization of customer-related intangibles and non-compete agreement associated with the PremierGuide acquisition for the three and nine months ended September 30, 2008.
Interest and other income (expense)
Interest and other income (expense) consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$72	$175	$290	$342
Interest expense	—	(526)	—	(887)
Interest expense — non-cash	—	(6,067)	—	(6,679)

Interest and other income (expense), net	$72	$(6,418)	$290	$(7,224)

Interest and other income (expense) was $72,000 and $(6.4 million) for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $6.5 million. Interest and other income (expense) was $290,000 and $(7.2 million) for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $7.5 million. The increases were due to higher interest income as a result of more cash to invest and the elimination of interest expense related to the senior secured convertible notes which were converted into equity in 2007.
Provision for income taxes
There was no provision for income taxes during the three months ended September 30, 2008 or 2007. Provision for income taxes was $1,000 for the nine months ended September 30, 2008 and 2007 respectively. This amount represents the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$12,926	$14,258
Marketable securities	—	1,999

Total cash, cash equivalents and marketable securities	$12,926	$16,257

Working capital	$12,199	$15,002

Cash flow highlights (in thousands):

	Nine months ended September 30,
	2008	2007
Net cash used in operating activities	$(3,612)	$(6,204)
Net cash provided by (used in) investing activities	$1,717	$(2,488)
Net cash provided by financing activities	$563	$21,542
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash, cash equivalents and marketable securities were $12.9 million as of September 30, 2008 and $16.3 million as of December 31, 2007. We had working capital of $12.2 million as of September 30, 2008 and $15.0 million as of December 31, 2007.
Net cash used in operations was $3.6 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash used in operations was due to a lower operating loss and an increase in accounts payable partially offset by an increase in accounts receivable as a result of higher revenue.
Net cash provided by (used in) investing activities was $1.7 million and $(2.5 million) for the nine months ended September 30, 2008 and 2007, respectively. Investing activity for the nine months ended September 30, 2008 consisted of proceeds from the sale of marketable securities of $2.0 million, a decrease in restricted cash of $30,000 and capital expenditures of $315,000. Investing activity for the nine months ended September 30, 2007 included capital expenditures of $495,000, a decrease in restricted cash of $41,000 and $2.0 million related to the acquisition of PremierGuide, Inc.
Net cash provided by financing activities was $563,000 and $21.5 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we raised gross proceeds of $397,000 from the exercise of stock options, $188,000 from the exercise of warrants and $3,000 from swing-sale profits. During the nine months ended September 30, 2007, we raised gross proceeds of $8.0 million from the issuance of senior secured convertible notes, $13.0 million from the issuance of common stock in a private placement, $324,000 from the exercise of stock options, $1.3 million from the exercise of warrants and $5,000 from swing-sale profits.

Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of our common stock. The share repurchase program authorizes us to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow the company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time.
Stockholder rights plan
On October 14, 2008, our Board of Directors adopted a Stockholder Rights Plan (Rights Plan). Under the Rights Plan, a right to purchase 1/1000th of a share of our Series A Participating Preferred Stock, at an exercise price of $10.00, will be distributed for each share of common stock held of record as of the close of business on October 22, 2008. The rights will automatically trade with our underlying common stock and no separate preferred stock purchase rights certificates will be distributed. The right to acquire preferred stock is not immediately exercisable and will become exercisable only if a person or group acquires 15 percent or more of our common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. If any person becomes a 15 percent or more stockholder of the Company, each right (subject to certain limitations) will entitle its holder to purchase, at the rights’ then-current exercise price, a number of our common shares or of the acquirer having a market value at the time of twice the right’s per share exercise price. If the exercise price is not adjusted, such holders would be able to purchase $20 worth of common stock for $10.
The Board of Directors may redeem the rights for $0.01 per right at any time on or before the fifth day following the acquisition by a person becoming a 15 percent stockholder. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on October 15, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2008, we have no exposure to market risk relating to interest rate changes or foreign currency exchange rates, commodity prices, equity prices, or other changes that affect market risk sensitive instruments.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LOCAL.COM CORPORATION
November 7, 2008	/s/ Heath B. Clarke
Date	Heath B. Clarke
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