Form 10-K
period 2008-12-31
LOCAL.COM
filed 2009-03-30
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $51,729,049.40 based on the last reported sale price of registrant’s common stock on June 30, 2008 as reported by Nasdaq Capital Market.

As of February 28, 2009, the number of shares of the registrant’s common stock outstanding: 14,446,107

Documents incorporated by reference: None

LOCAL.COM CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us” or “our” refer to Local.com Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Overview

We are a leading local search platform and private label network. Our patented technology provides relevant search results for approximately 19 million consumers each month looking for local products and services on the Internet. Our customers are the local businesses who seek to advertise through our product offerings which geographically target “ready and able” consumers.

We provide paid-search advertising services primarily to local businesses on the Internet. Our services enable businesses to list their products and services in our distributed Internet search results and across our private label network. By providing relevant listings of products and services to consumers in a targeted search context, we offer businesses an effective method of advertising to consumers during the purchasing process. Our leading local search platform includes our flagship www.local.com property and our private label network.

We drive search traffic from Google, Yahoo!, MSN and other sites to our sponsored listings. Our sponsored listings are derived from our advertiser base, which includes our direct advertisers as well as our indirect advertisers from other paid-search and directory companies including Yahoo!, Idearc, Citysearch, Business.com and others. We supply these aggregated sponsored listings to our own Local.com destination website and our private label network.

We generate revenue each time an Internet user initiates a search on Local.com or through our private label network and clicks-through on a sponsored listing from one of our direct or indirect advertisers. Advertisers typically pay when an Internet user clicks-through on the advertiser’s sponsored listing. We also generate revenue from monthly subscription advertising and display advertising (banner advertisements).

In August 2005, we launched Local.com, a consumer facing destination website specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings. Local.com experienced significant growth in traffic to the site. Within six months Local.com was drawing over eight million unique visitors and generating nearly 40 million page views per month. As of July 2006, Local.com ranked fifth in pure-play local search engines and was the 79th most-visited site in the United States (comScore, July 2006).

In July 2007, we were granted U.S. patent numbers 7,200,413 and 7,231,405 by the U.S. Patent and Trademark Office, which are both related to local search technologies and processes.

In late 2007, we acquired PremierGuide, Inc., one of the largest providers of online business directories to regional media publishers. With over 700 regional media sites, we now own and operate one of the largest private-label, local search network in the United States.

By the end of 2007, Local.com was ranked by Borrell Associates as the leader in online advertising revenue growth, with a 138% year over year advertising revenue increase.

In 2008, we made significant progress in growing organic traffic to Local.com website, expanding our sales force and private-label network and building our direct advertiser base.

Industry Overview

We believe that searches for products, services and businesses within a geographic region, or local search, will be an increasingly significant segment of the online advertising industry. Although paid-search advertising had been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. Local search is still relatively new, and as a result it is difficult to determine our current market share or predict our future market share; however, Borrell Associates, Inc. estimates that the local interactive ad market in the United States will grow from $12.9 billion in 2008 to $13.9 billion in 2009.

Our Solution

We believe our Local.com website and related technology provides the following benefits to local advertisers and consumers:

•	Targeted Advertising. By paying a low monthly subscription to get their business listing at the top of the search results in a particular category and geographic region and/or bidding on relevant keywords, businesses can target consumers at the exact time a consumer has demonstrated an interest, through search, in what the business has to offer. We believe that paid-search advertising delivers a more relevant list of businesses, products and services for Internet users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer.

•	Large Number of Local Advertisers and Business Listing. When Internet users perform a search on Local.com, they are able to find sponsored listings from a large number of advertisers from other paid-search and Internet yellow pages’ companies. In addition, we also display relevant listings from approximately 22 million businesses in the United States. The breadth of advertisers within our network increases the likelihood that we can provide relevant sponsored listings to consumers. We believe that this increases the possibility that consumers will click-through on one of our sponsored listings, thereby generating revenue for us as well as our network partners.

Our Strategy

•	Grow Organic Traffic

Increase repeat usage by enhancing Local.com content;

Improve user interface/site experience;

Expand syndication network;

Increase search engine optimization (SEO)

Increase Organic Traffic on the Local.com site and within our private label network.  We intend to drive more consumers to Local.com through our marketing efforts and new business initiatives. The more searches we receive and respond to with sponsored listings, the greater the opportunity we have to generate revenue from both display banner advertisements and sponsored listing click-throughs. We intend to grow our organic traffic by increasing repeat usage by enhancing Local.com with more content, a better user experience, expansion of our private label network and more SEO. The launch of our new user interface is expected to help with these efforts.

•	Grow Advertiser Base

Target small business customers;

Sell subscription ad product through local telephone exchange carriers, or LEC, and credit cards;

Improve cost efficiency by converting sales force to “commission only” compensation;

Expand telesales force

Grow Our Advertiser Base.  We intend to increase the number of advertisers on Local.com by selling advertising products directly to local businesses, establishing new relationships with other paid-search companies, participating in trade shows, advertising, and strengthening our brand through other marketing activities.

•	Develop and Expand Technology and Intellectual Property

Local.com site;

Local Promotetm and other products;

Local Connecttm private label network;

Patents;

Local Mobile;

Video

Develop New and Enhance Existing Local Search Services Technology.  We believe that the demand for search results targeted to a specific geographic region is increasing as more people have begun to rely on the Internet as their primary reference source. We further believe our local search technology will enable increasing numbers of local businesses to connect with consumers via paid-search. We may acquire technologies and other businesses that enhance our ability to serve consumers, advertisers and our platform clients with our national and local search services.

Our Services

We are a leading local search platform and private label network. Our patented technology provides relevant search results for approximately 19 million consumers each month looking for local products and services. Our customers are the local businesses who seek to advertise through our product offerings which geographically target “ready and able” consumers.

We continue to focus on local search products, services, technologies and platforms.

Local Search

Local.com is a consumer facing destination website and associated network specializing in local search. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local businesses, products and services and sponsored listings. We generate revenue each time an Internet user initiates a search on our own Local.com website and clicks-through on a sponsored listing from our network. We also generate revenue from monthly subscription fee arrangements and display banner advertising.

Local Promotetm

Local Promote is a subscription advertising product for local businesses. Local Promote provides local businesses with premium placement at the top of targeted search results in specific categories and geographic regions. It offers businesses the ability to build their own branded web pages, where businesses can post company logos, photos, taglines, and special offer links, in addition to the standard profile page contact information. Local Promote also automatically submits businesses’ listings to the major search engines and offers advanced call tracking capabilities that allow local businesses to further measure the success of their online advertising campaigns by linking their online ad to phone calls received.

Pay-Per-Click (PPC)

Pay-Per-Click (PPC) allows advertisers to bid on keywords in specific location to have their ads or business listings delivered throughout the Local.com search results and our Local.com ad network. Advertisers pay us when a consumer click-throughs on an advertiser’s listing that was displayed in search results.

Banner Advertisements

Banner advertisements are graphical advertisements that are displayed on the search results page in response to searches performed on our Local.com website and our Local.com ad network. Advertisers pay us each time their banner ad appears on a search results page.

Local Connecttm — Private Label Network

Local Connect is a search and advertising platform that we license to regional media websites (primarily newspapers, radio and TV stations and city guides). This platform enables our customers to offer a local business directory with local search functionality on their own website. Local Connect enables our partners to generate revenue from local advertisers by offering local advertiser sponsored listings on the directories’ or publishers’ websites.

Our Local Connecttm private label network enables regional media publishers to incorporate a powerful and customized local business directory into their websites. Local Connect also allows media companies to increase traffic and content to their websites and drive new online revenue within an SEO friendly architecture.

According to The Kelsey Group, from an August 2008 press release, we have the largest network of independent, private label local media properties in the U.S. based on the number of partner sites.

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our partners. We rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2008, we had sixteen employees in product and technical development.

Our research and development expenses were $3.1 million, $2.6 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Keyword DNAtm/Web Indexing Technology

Our Keyword DNA and patented web indexing technologies are our proprietary methods for indexing large amounts of data, and are critical to Local.com. Our technology enables consumers to enter into a search engine the particular product or service they are seeking and a given geographic area. Our technology then attempts to locate the appropriate business listings, by searching as many different data sources as directed, to find the results. Unlike other search engine technologies, our web indexing technology is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a website. We believe that our methodology increases the relevancy of geographically targeted search results.

Competition

The online local paid-search market is intensely competitive. Our competitors include, but are not limited to Yahoo!, Google and online directories and city guides, such as Citysearch, Switchboard.com, Superpages.com and Yellowpages.com. We partner with many of our competitors. Non-paid search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the paid-search advertising market. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own internal paid-search and local search services. We believe that the principal competitive factors in our market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of paid-search listings across the Internet infrastructure.

We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do.

The search industry has experienced consolidation, including the acquisitions of companies offering local paid-search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on local search services. If this trend continues, we may not be able to compete in the local search market and our financial results may suffer.

Additionally, larger companies such as Google and Microsoft may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, Local.com and less likely to access our partners’ sponsored listings. If we are unable to successfully compete against current and future competitors or if our current network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Major Customers

We have three customers that each represent more than 10% of our total revenue. Our local advertising partner, Yahoo! Inc., represented 45%, 49% and 40% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Our local advertising partner, Idearc Media Corp., represented 16%, 15% and 3% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Our national advertising partner, LookSmart, Ltd., represented 0%, 1% and 15% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the three month period ending December 31, 2008, approximately 88% of the traffic on our Local.com website was acquired from other search engine websites. During the year ended December 31, 2008, advertising costs to drive consumers to our Local.com website were $21.3 million of which $13.8 million was paid to Google, Inc. In prior years, we referred to this cost as traffic acquisition cost (TAC).

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

Employees

As of December 31, 2008 we had seventy-four employees, all of which were full-time, sixteen of which were engaged in research and development, forty-four in sales and marketing and fourteen in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

In March 2005, we purchased the Local.com domain name. On August 9, 2005, we launched Local.com, a consumer facing destination website specializing in local search. This site is our first consumer facing business and we intend to invest significant amounts of time and resources on Local.com We cannot assure you that we will be successful in growing revenue from local search, in attracting consumers or advertisers to Local.com, or in achieving a positive impact on our operational and financial performance with Local.com. If we are unable to attract consumers and/or advertisers to Local.com, our financial performance may be adversely affected.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. We had a net loss of $8.6 million for the year ended December 31, 2008 and $18.2 million for the year ended December 31, 2007. We also had an accumulated deficit of $57.8 million at December 31, 2008 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We face intense competition from larger, more established companies, as well as our own advertising partners, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo! Inc., Google Inc. and online directories, such as Switchboard. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

Additionally, larger companies such as Google and Microsoft Corporation may implement technologies into their search engines or software that make it less likely that consumers can reach, or execute searches on, Local.com and less likely to click-through on our advertising partners’ sponsored listings. The implementation of such technologies could result in a decline in click-throughs to our advertisers’ sponsored listings, which would decrease our revenues. If we are unable to successfully compete against current and future competitors or if our current Advertising Network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

We rely on our advertising partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com or our private label network in order to generate revenue when a consumer click-through occurs on our advertising partners’ sponsored listings. For the year ended December 31, 2008, 90% of our revenue was derived from our advertising partners. Most of our agreements with our advertising partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition will suffer.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our Local.com website.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our access to credit and our ability to raise capital.

The current global financial crisis which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. We only have employment agreements with our three executive officers: Heath B. Clarke (Chief Executive Officer and Chairman of the Board), Stanley B. Crair (President and Chief Operating Officer) and Brenda Agius (Chief Financial Officer and Secretary). Each of Messrs. Clarke and Crair and Ms. Agius’s employment agreements may be terminated with 30 days notice by either the executive or us. No key man life insurance has been purchased on any of Messrs. Clarke, Crair or Ms. Agius. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase and the acquisition of PremierGuide, Inc., we have recorded substantial goodwill and intangible assets in our consolidated financial statements. During the year ended December 31, 2005, due to the deterioration of revenues in Europe since the acquisition of Inspire in February 2005, we believed that the carrying amount for customer contracts and relationships was impaired. The carrying amount of customer contracts and relationships exceeded the sum of the undiscounted cash flows expected and as a result, we wrote-down the remaining unamortized balance of $337,000. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis as of December 31, 2008 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our private label network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers. Our potential liability for unlawful activities of our advertisers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

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

We may experience downward pressure on our bid prices if advertisers do not obtain a favorable return on investment from our paid-search services in comparison to our competitors’ services or other advertising methods. We compete with other web search services, online publishers and high-traffic websites, as well as traditional media such as television, radio and print, for a share of our advertisers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to paid-search. Acceptance of paid-search marketing among advertisers will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our services in the future, our financial results may suffer.

Two of our advertising partners have provided a substantial portion of our revenue; the loss of either of these partners may have a material adverse effect on our operating results.

Our advertising partner, Yahoo! Inc., represented 45% of our total revenue for the year ended December 31, 2008 and our advertising partner, Idearc Media Corp, represented 16% of our total revenue for the year ended December 31, 2008. It is difficult to predict whether Yahoo and Idearc will continue to represent such a significant portion of our revenue in the future. Either partner may choose not to renew our agreement in the future or may choose to reduce the use of our paid-search services, in which case our business and financial results may be harmed.

Two customers account for a significant portion of our accounts receivable, and the failure to collect from those customers would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. Two of our customers that do not pay in advance, Yahoo!, Inc. and Idearc Media Corp., have and will likely continue for the foreseeable future to account for a significant portion of our accounts receivable. At December 31, 2008, Yahoo represented 65% and Idearc represented 9% of our total accounts receivable. Yahoo’s and Idearc’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on other search engine websites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three month period ending December 31, 2008, approximately 88% of the traffic on our Local.com website was acquired from other search engine websites. During the year ended December 31, 2008, advertising costs to drive consumers to our Local.com website were $21.3 million of which $13.8 million was paid to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results may suffer.

Problems with our computer and communication systems may harm our business.

A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our advertising partners and private label network. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

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

In addition, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	market acceptance of our new and existing services and technologies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;

•	introductions of new services by us or our competitors;

•	enactment of new government regulations affecting our industry;

•	changes in the number of our advertising partners;

•	seasonal fluctuations in the level of Internet usage;

•	loss of key employees;

•	institution of intellectual property litigation by or against us;

•	success of our international expansion;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

Due to the short-term nature of our advertising partner agreements and the emerging nature of the paid-search market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the Nasdaq Capital Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

Future sales of shares of our common stock that are eligible for sale by our stockholders may decrease the price of our common stock.

We had 14,446,107 shares of common stock outstanding on December 31, 2008. Of these shares, 48,053 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 3,070,790 shares of our common stock and warrants to purchase 3,290,220 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placements and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We determined that our Section 382 limitation is $3.7 million a year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2008 we have net operating loss carryforwards of approximately $47.8 million and $41.0 million for federal and state income tax purposes, respectively.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our executive and administrative offices are located at One Technology Drive, Building G, Irvine, California, where we lease approximately 23,352 square feet of space in a two-story office building. Our current monthly rent is $31,058, subject to annual increases. Our lease for this space ends in June 2010.

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

	High	Low

Year ended December 31, 2007:
First quarter	$5.28	$3.05
Second quarter	$6.95	$3.71
Third quarter	$13.74	$4.64
Fourth quarter	$8.18	$3.35
Year ended December 31, 2008:
First quarter	$5.45	$2.77
Second quarter	$5.19	$3.60
Third quarter	$4.30	$2.10
Fourth quarter	$3.92	$1.02

Holders

On December 31, 2008, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $1.56 per share and the number of stockholders of record of our common stock was 61.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under “Securities authorized for issuance under equity compensation plans” in Item 12 of this Annual Report is incorporated herein by reference.

Performance graph

The following graph compares the cumulative 50-month total return to shareholders on Local.com Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock on 10/19/04 and its relative performance is tracked through 12/31/2008.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*
Among Local.com Corporation, The NASDAQ Composite Index
And The RDG Internet Composite Index

* $100 invested on 10/19/04 in stock & 9/30/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

	10/19/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Local.com Corporation	100.00	237.12	72.29	52.94	62.88	20.33
NASDAQ Composite	100.00	114.12	116.87	130.20	142.26	83.40
RDG Internet Composite	100.00	113.64	111.15	125.77	146.11	87.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent sales of unregistered securities

None

Purchases of equity securities by the Issuer and affiliated purchasers

Stock repurchase program

On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2.0 million dollars of our common stock. The share repurchase program authorizes us to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow us to purchase our shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. As of December 31, 2008, we had not repurchased any shares of our common stock.

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006(1)	2005	2004

Revenue	$38,257	$21,525	$14,213	$18,139	$19,072
Operating income (loss)	$(8,873)	$(11,171)	$(13,573)	$(6,684)	$1,671
Net income (loss)	$(8,562)	$(18,202)	$(13,286)	$(6,502)	$1,536
Basic net income (loss) per share	$(0.60)	$(1.58)	$(1.44)	$(0.75)	$0.53
Diluted net income (loss) per share	$(0.60)	$(1.58)	$(1.44)	$(0.75)	$0.29
Basic weighted average shares outstanding	14,313	11,500	9,250	8,658	2,886
Diluted weighted average shares outstanding	14,313	11,500	9,250	8,658	5,370

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2008	2007(3)	2006	2005	2004(2)

Cash and cash equivalents	$12,142	$14,258	$3,264	$1,075	$24,617
Marketable securities	$—	$1,999	$1,972	$13,244	$10,388
Working capital	$10,837	$15,002	$3,377	$11,618	$33,489
Total assets	$34,326	$38,114	$24,891	$35,034	$38,148
Stockholders’ equity	$27,346	$32,942	$20,598	$30,809	$34,217

(1)	We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, in January 2006. Our operating loss and net loss for the year ended December 31, 2006 was higher by $2.5 million than if we had continued to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.27 higher as a result of the adoption of SFAS No. 123R.

(2)	We completed our initial public offering in October 2004 in which we sold 3.2 million shares of our common stock that resulted in net proceeds of $21.7 million. In December 2004, we completed a private placement in which we sold 822,000 shares of our common stock that resulted in net proceeds of $14.0 million.

(3)	We issued $8.0 million of senior secured convertible notes in February 2007. During July 2007, the holders converted all of their notes into 1,990,050 shares of our common stock. In August 2007, we completed a private placement in which we sold 2,356,900 shares of our common stock that result in net proceeds of $12.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We provide paid-search services that enable businesses to reach consumers through targeted online advertising. Our services enable businesses to advertise their products and services by listing them in our search results. We supply these sponsored listings on our website, Local.com, in response to targeted keyword searches performed by Internet users.

We generate revenue each time an Internet user initiates a search on our Local.com website and clicks-through on a sponsored listing. We also generate revenue each time we display a banner advertisement on our Local.com website and through the fulfillment of subscription advertisement listings.

Prior to 2005, we provided services that benefited national advertisers. During 2005, we began to transition away from national search services and to focus on local search services.

In August 2005, we launched Local.com, a consumer facing destination website specializing in local search services. Local.com uses a combination of our proprietary Keyword DNAtm and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings.

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

We believe the market for Internet advertising and specifically paid-search services will continue to grow. Borrell Associated, Inc. estimates that the local search market in the United States will grow to $13.8 billion by 2012. We believe that local businesses, those that principally serve consumers within a fifty mile radius of their location, many of which are small and medium sized enterprises, have not been adequately served by the paid-search industry. Our Local.com website is designed to address this market, which we believe will provide an opportunity for increased revenue from click-throughs on the sponsored listings of local businesses.

Although we have provided services for both local and national advertisers, our focus is transitioning away from the national market and towards the local search market. Our resources are currently being utilized almost entirely on developing our products and services to address the needs of the local search market.

We have increased our operating expenses, mainly sales and marketing expenses to advertise and bring users (traffic) to our Local.com website. We will also continue to increase our sales and marketing expenses to promote our Local.com website.

Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on customer acceptance of our services, the growth of the paid-search market and competition from other providers of paid-search technologies and services. See “Risk Factors” for a more detailed discussion of these and other risks.

Sources of Revenue

We generate revenue primarily from direct and indirect advertiser relationships. We generate revenue primarily on our Local.com website and private label network from:

•	click-throughs on sponsored listings;

•	display of banner advertisements; and

•	subscription advertiser listing

Operating Expenses

Search Serving

Search serving expenses consist primarily of revenue-sharing payments that we make to our private label network, and to a lesser extent, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services. As we continue to experience growth, we expect our search serving expense to increase proportionally.

Sales and Marketing

Sales and marketing expenses largely consist of advertising costs associated with driving consumers to our Local.com website, sales commissions and salaries for our internal and outsourced sales force, customer service staff and marketing personnel, advertising and promotional expenses. We record advertising costs and sales commission in the period in which the expense is incurred. We expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.

General and Administrative

General and administrative expenses consist of salaries and other costs associated with employment of our executive, finance, human resources and information technology staff, along with processing fees for our subscription based advertiser sales, legal, tax and accounting, and professional service fees. We expect our general and administrative costs to increase as we increase the number of our subscription based advertisers and expand our management team.

Research and Development

Research and development expenses consist of salaries and other costs of employment of our development staff, outside contractor costs and amortization of capitalized website development costs. We expect research and development expenses to continue at the same level for the next year.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisement with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and on our private label network. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition in accordance with Emerging Issues Task

Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19), and determined that EITF 99-19 is not applicable.

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

As of December 31, 2008, one customer represented 65% and another customer represented 9% of our total accounts receivable. These customers have historically paid within the payment period provided for under the contract and management believes these customers will continue to do so.

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

Total stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2008	2007	2006

Sales and marketing	$887	$544	$601
General and administrative	1,248	968	1,674
Research and development	267	236	256

Total stock-based compensation expense	$2,402	$1,748	$2,531

Basic and diluted net stock-based compensation expense per share	$0.17	$0.15	$0.27

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%

Operating expenses:
Search serving	13.8	17.9	34.9
Sales and marketing	84.2	94.2	92.7
General and administrative	14.5	22.7	41.4
Research and development	8.0	11.9	19.9
Amortization and write-down of intangibles	2.6	5.2	6.6

Total operating expenses	123.2	151.9	195.5

Operating income (loss)	(23.2)	(51.9)	(95.5)
Interest and other income (expense)	0.8	(32.7)	2.0

Income (loss) before income taxes	(22.4)	(84.6)	(93.5)
Provision (benefit) for income taxes	0.0	0.0	0.0

Net income (loss)	(22.4)%	(84.6)%	(93.5)%

Years ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,				Percent
	2008	(*)	2007	(*)	Change
	(In thousands)		(In thousands)

Local domestic	$36,175	94.6%	$18,202	84.6%	98.7%
Local international	785	2.0%	409	1.9%	91.9%

Total local	36,960	96.6%	18,611	86.5%	98.6%
National	1,297	3.4%	2,914	13.5%	(55.5)%

Total revenue	$38,257	100.0%	$21,525	100.0%	77.7%

(*)	— Percent of total revenue.

Local domestic revenue for the year ended December 31, 2008 increased $18.0 million, or 98.7%, compared to the same period in 2007. The increase in revenue is primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $258 for the year ended December 31, 2008 from $169 for the year ended December 31, 2007. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.

Local international revenue for the year ended December 31, 2008 increased $376,000, or 91.9%, compared to the same period in 2007. The increase in revenue is primarily due increased traffic which produced a greater number of click-throughs.

National revenue for the year ended December 31, 2008 decreased $1.6 million, or 55.5%, compared to the same period in 2007. The decrease in revenue is primarily due to a decrease in revenue-generating click-throughs as we utilized fewer resources to operate national search in order to focus on local search.

Based on the above, total revenue for the year ended December 31, 2008, increased to $38.3 million from $21.5 million for the year ended December 31, 2007 an increase of $16.7 million, or 77.7%,

The following table identified our major customers that represented greater than 10% of our total revenue in any of the periods presented:

	Percentage of total Revenue
	Year Ended December 31,
Customer	2008	2007

Yahoo! Inc.	44.9%	48.8%
Idearc Media Corp.	15.9%	14.5%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2008	(*)	2007	(*)	Change

Search serving	$5,290	13.8%	$3,862	17.9%	37.0%
Sales and marketing	32,229	84.2%	20,268	94.2%	59.0%
General and administrative	5,541	14.5%	4,890	22.7%	13.3%
Research and development	3,071	8.0%	2,555	11.9%	20.2%
Amortization and write-down of intangibles	999	2.6%	1,121	5.2%	(10.9)%

Total operating expenses	$47,130	123.2%	$32,696	151.9%	44.1%

(*)	— Percent of total revenue.

Search serving

Search serving expenses for the year ended December 31, 2008 increased by $1.4 million, or 37.0%, compared to the same period in 2007. The increase was primarily due an increase in our revenue share payments to our private label network partners and expenses incurred to provide additional content to our Local.com website. As we continue to experience growth, we expect our search serving expense to increase proportionally.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2008 increased by $12.0 million, or 59.0%, compared to the same period in 2007. The increase was primarily due to an increase in advertising costs associated with driving consumers to our Local.com website. We expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.

Sales and marketing expenses were 84.2% and 94.2% of total revenue for the years ended December 31, 2008 and 2007, respectively. The decrease in percentage was due to a greater return on our consumer-driving advertising costs and an increase in the amount organic traffic, which typically yields revenue without sales and marketing costs.

General and administrative

General and administrative expenses for the year ended December 31, 2008 increased by $651,000, or 13.3%, compared to the same period in 2007. The increase was primarily due to higher non-cash stock based compensation expense and processing fees for our subscription based advertisers. We expect our general and administrative costs to increase as we increase the number of our subscription based advertisers and expansion of our management team.

Research and development

Research and development expenses for the year ended December 31, 2008 increased by $516,000, or 20.2%, compared to the same period in 2007. The increase was primarily due to an increase in recruiting fees, an increase in consulting fees and lower capitalized research and development expenses for website development. We capitalized an additional $234,000 of research and development expenses for website development and amortized $316,000 during the year ended December 31, 2008. We capitalized an additional $330,000 of research and development expenses for website development and amortized $187,000 during the year ended December 31, 2007. We expect research and development expenses to continue at the same level.

Amortization and write-down of intangibles

Amortization of intangibles expense was $999,000 and $1.1 million for the years ended December 31, 2008 and 2007, respectively. This includes amortization of developed technology and non-compete agreements associated with the Inspire acquisition, the amortization of purchased technology and patent associated with the Atlocal asset purchase and the amortization of the non-compete agreement and customer-related intangibles association with the PremierGuide acquisition.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007

Interest income	$312	$536
Interest expense	—	(887)
Interest expense — non-cash	—	(6,679)

Interest and other income (expense), net	$312	$(7,030)

Interest and other income (expense) was $312,000 and $(7.0 million) for the years ended December 31, 2008 and 2007, respectively, representing an increase of $7.3 million. During the year ended December 31, 2007, holders of our senior secured convertible notes converted all of their notes into shares of our common stock. As a result, we fully amortized the outstanding balance of debt discount, recorded as interest expense — non-cash, of $6.1 million and prepaid financing costs, recorded as interest expense, of $526,000 during the year ended December 31, 2007. We expect interest and other income (expense) to continue at the same level.

Provision for income taxes

Provision for income taxes was $1,000 for the years ended December 31, 2008 and 2007 respectively. These amounts represent the minimum amounts required for state income taxes.

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

Local international revenue for the year ended December 31, 2007 increased $265,000, or 184.0%, compared to the same period in 2006. The increase in revenue is primarily due to the launch of our uk.local.com website and the increase in revenue-generating click-throughs from an increase in traffic to that site.

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

Search serving

Search serving expenses for the year ended December 31, 2007 decreased by $1.1 million, or 22.1%, compared to the same period in 2006. The decrease was primarily due to decreased payments to our distribution network partners associated with our lower national business revenue partially offset by increased expenses incurred to provide additional content to our local business websites. We expect search serving expense to continue at the same level.

Search serving expenses were 17.9% and 34.9% of total revenue for the years ended December 31, 2007 and 2006, respectively. The decrease in percentage was due to a greater portion of our revenue being generated from our local search business which has minimal search serving expenses associated with it.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2007 increased by $7.1 million, or 53.9%, compared to the same period in 2006. The increase was primarily due to an increase in advertising and traffic acquisition costs (TAC) for our Local.com website. We expect sales and marketing expenses to increase as we increase our TAC for our Local.com website.

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

Research and development

Research and development expenses for the year ended December 31, 2007 decreased by $274,000, or 9.7%, compared to the same period in 2006. The decrease was primarily due to a decrease in consulting fees. We capitalized an additional $330,000 of research and development expenses for website development and amortized $187,000 during the year ended December 31, 2007. We capitalized an additional $392,000 of research and development expenses for website development and amortized $174,000 during the year ended December 31, 2006. We expect research and development expenses to continue at the same level.

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

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31,	December 31,
	2008	2007

Cash and cash equivalents	$12,142	$14,258
Marketable securities	—	1,999

Total cash, cash equivalents and marketable securities	$12,142	$16,257

Working capital	$10,837	$15,002

Cash flow highlights (in thousands):

	Year Ended December 31,
	2008	2007

Net cash used in operating activities	$(4,264)	$(8,101)
Net cash provided by (used in) investing activities	$1,585	$(2,503)
Net cash provided by financing activities	$563	$21,598

We have funded our business, to date, primarily from issuances of equity and debt securities. Cash, cash equivalents and marketable securities were $12.1 million and $16.3 million as of December 31, 2008 and 2007, respectively. We had working capital of $10.8 million and $15.0 million as of December 31, 2008 and 2007, respectively.

Net cash used in operations was $4.3 million and $8.1 million for the year ended December 31, 2008 and 2007, respectively. The decrease in cash used in operations was due to an improvement in net loss after adjusting net income for non-cash (reconciling) items. The improvement in net loss is primarily a result of our increase in revenue from increased monetization as a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing. There are four primary drivers that affect cash used in operations: net income; non-cash adjustments to net income; accounts receivable; and accounts payable. For the year ended December 31, 2008 the terms of our accounts receivable and accounts payable remained unchanged. The table below substantiates the change in net cash used in operating activities for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007	Change

Net loss	$(8,562)	$(18,202)	$9,640
Non-cash(1)	4,263	10,757	(6,494)

Subtotal	(4,329)	(7,445)	3,146
AR, AP and Other	35	(656)	691

Net cash used in operations	$(4,264)	$(8,101)	$3,837

(1)	— Includes Depreciation and amortization, Non-cash expense related to stock option issuances and Non-cash interest expense.

Net cash provided by (used in) investing activities was $1.6 million and $(2.5 million) for the year ended December 31, 2008 and 2007, respectively. Investing activity for the year ended December 31, 2008, consisted of capital expenditures, including $234,000 of capitalized website development costs and proceeds from the sale of marketable securities of $2.0 million. We expect capital expenditures to remain the same over the next year. Investing activity for the year ended December 31, 2007 consisted of capital expenditures, including $330,000 of capitalized website development costs, and $2.0 million related to the acquisition of PremierGuide.

Net cash provided by financing activities was $563,000 and $21.6 million for the year ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we raised gross proceeds of $188,000 from the exercise of warrants, $397,000 from the exercise of stock options and $3,000 from swing-sale profits. During the year ended December 31, 2007, we raised gross proceeds of $8.0 million from the issuance of senior secured convertible notes, $13.0 million from the issuance of common stock in a private placement, $343,000 from the exercise of stock options, $1.4 million from the exercise of warrants and $5,000 from swing-sale profits.

Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.

Stock repurchase program

On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of our common stock. The share repurchase program authorizes us to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow us to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. As of December 31, 2008, we had not repurchased any shares of our common stock.

LaRoss Asset Purchase

On February 18, 2009, we entered into an Asset Purchase and Fulfillment Agreement with LaRoss Partners, Inc. (LaRoss) whereby we purchased 11,754 website hosting accounts for $1,175,000 in cash from LaRoss. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations (Fulfillment) for us in exchange for a percentage of future collected billing revenues. The term of the Fulfillment is for two years with automatic renew of one year increments unless cancelled 60 days prior to expiration.

LiveDeal Asset Purchase

On March 9, 2009, we entered into an Asset Purchase Agreement with LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, whereby we purchased 14,185 local business advertising subscribers for $3,092,330 in cash.

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$588	$389	$199	$—	$—

(1)	Represents a non-cancelable operating lease agreements for our office and office equipment that expire in June 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplemental Data

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

The following table sets forth, as of February 28, 2009, certain information concerning our executive officers, other key employees and directors:

Name	Age	Position

Heath B. Clarke(1)	40	Chief Executive Officer and Chairman of the Board
Stanley B. Crair(1)	53	President and Chief Operating Officer
Brenda Agius(1)	45	Chief Financial Officer and Secretary
Jennifer R. Black	38	Vice President of Marketing
Heather A. Dilley	40	Vice President of Human Resources
Peter S. Hutto	50	Vice President of Business Development and Sales
Ralph N. Kravitz	44	Vice President of Operations
Kimber L. LaFleur	39	Vice President of Product Marketing
Malcolm D. Lewis	43	Vice President and General Manager, Private Label
Peter Mathews	41	Vice President of Engineering
Norman K. Farra Jr.	40	Director
Philip K. Fricke	63	Director
Theodore E. Lavoie	54	Director
John E. Rehfeld	68	Lead Director

(1)	Executive officer.

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

Brenda Agius has served as our Chief Financial Officer and Secretary since February 2009. From September 2008 to January 2009, Ms. Agius was Chief Financial Officer of Neighborhood America, an online social network platform company. From December 2005 to September 2008, Ms Agius was the owner and founder of the Private Asset Management Group, a CFO private advisory company. From May 2005 to November 2005, Ms. Agius served as senior vice president of global operations, from July 2004 to May 2005, Ms. Agius served as Chief Financial Officer, from February 2004 to June 2004 she served as senior vice president of finance and from April 2002 to February 2004 she served as vice president of finance for MIVA, Inc., an online advertising and media company. Ms. Agius received a Bachelor of Science degree in Accounting from Long Island University and is a Certified Public Accountant.

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

Norman K. Farra Jr. has served as a director since August 2005. Mr. Farra is currently Director, Investment Banking for Cresta Capital Strategies, LLC, a middle market investment banking firm. From September 2007 to May 2008, Mr. Farra was an independent financial consultant. From August 2006 to September 2007 Mr. Farra was a Managing Director of Investment Banking for GunnAllen Financial Inc. From 2003 to 2006 Mr. Farra was an independent investment banking contractor. Mr. Farra received a Bachelor of Science degree in Business Administration from Widener University.

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

John E. Rehfeld has served as a director since August 2005 and our lead independent director, responsible for overseeing the independence of the board, since December 2005. Mr. Rehfeld is currently the adjunct professor of marketing for the Executive MBA Program at Pepperdine University. Mr. Rehfeld also serves as director of ADC Telecommunication, Inc. and AmeriChip International Inc. Rehfeld received a Masters of Business Administration degree from Harvard University and a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2011;

•	the class II directors are Messrs. Lavoie and Rehfeld, and their term will expire at the annual meeting of stockholders to be held in 2009; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2010.

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

Audit Committee

Our audit committee consists of Messrs. Lavoie, Fricke and Farra. Messrs. Lavoie, Fricke and Farra all qualify as independent and meet the financial literacy requirements under applicable Nasdaq rules and are audit committee financial experts. Our independent registered public accounting firm and our internal financial personnel regularly meet privately with and have unrestricted access to our audit committee. Our audit committee operates pursuant to a written charter that satisfies applicable SEC and Nasdaq rules. Our audit committee charter is available on our website, www.local.com.

Our audit committee oversees our corporate accounting and financial reporting processes. The functions and responsibilities of our audit committee are to, among other things:

•	evaluate our independent registered public account in firm’s qualifications, independence and performance;

•	determine the engagement of our independent registered public accounting firm;

•	approve the retention of our independent registered public accounting firm to perform any proposed, permissible non-audit services;

•	monitor the rotation of partners of the independent registered public accounting firm on our engagement team as required;

•	review our financial statements;

•	review our critical accounting policies and estimates; and

•	discuss with our management and our independent registered public accounting firm the results of our annual audit and the review of our quarterly financial statements.

Nominating, Compensation and Governance Committee

Our nominating, compensation and governance committee consists of Messrs. Rehfeld, Lavoie and Fricke. Our nominating, compensation and governance committee charter is available on our website, www.local.com.

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

The have been no changes to the procedure by which our stockholders may recommend nominees to our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. Our code of business conduct and ethics, as applied to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers complies with the requirements of

Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.local.com. In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to Brenda Agius, Local.com Corporation, One Technology Drive, Building G, Irvine, CA 92618. We intend to timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics that apply to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers on our website within five business days of such amendment or waiver or as otherwise required by the SEC or Nasdaq.

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

Item 11.	Executive Compensation

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2008 and 2007 by our Chief Executive Officer and our two other executive officers. We refer to our Chief Executive Officer and these other executive officers as the named executive officers in this Report.

2008 Summary Compensation Table

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)

Heath B. Clarke	2008	270,000	115,514	383,345	—	738,859
Chief Executive Officer and	2007	240,000	97,091	249,734	—	586,825
Chairman of the Board
Stanley B. Crair	2008	230,000	79,910	295,523	—	575,433
President and Chief	2007	200,000	72,484	275,980	—	548,464
Operating Officer
Douglas S. Norman(2)	2008	195,000	51,894	175,854	—	417,748
Former Chief Financial Officer	2007	190,000	40,912	139,561	—	370,473
and Secretary

(1)	The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2008 under SFAS 123R. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Expected		Risk Free	Dividend
Year Option Granted	Life	Volatility	Interest Rate	Yield

2008	7.0 years	100.00%	3.50%	None
2007	7.0 years	100.00%	3.80%	None
2006	7.0 years	102.74%	4.39%	None
2005	7.3 years	125.00%	4.21%	None

(2)	Mr. Norman resigned as our Chief Financial Officer and Secretary effective February 23, 2009.

Stock Options Granted — 2008

The following table provides information regarding grants of stock option that we granted to the named executive officers during the fiscal year ended December 31, 2008. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors. Each option represents the right to purchase one share of our common stock. None of the shares subject to options are vested at the time of grant and 33.33% of the shares subject to such option grants vest on the date which is three years from the date of grant. The remainder of the shares vests in equal quarterly installments over the eight quarters thereafter.

2008 Stock Option Granted

		All Other Option
		Awards:
		Number of
		Securities	Exercise or
		Underlying	Base Price of
	Grant	Options	Option Awards
Name	Date	(#)	($/Sh)

Heath B. Clarke	6/3/2008	67,500	4.70
Stanley B. Crair	6/3/2008	48,750	4.70
Douglas S. Norman	6/3/2008	30,000	4.70

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

Employment Agreement with Douglas S. Norman

We entered into an employment agreement with Douglas S. Norman, our Chief Financial Officer and Secretary, on February 3, 2003. In connection with Mr. Norman’s resignation on February 23, 2009, this agreement was terminated and we entered into a separation agreement with Mr. Norman on such date. The employment agreement had a term of two years and automatically renewed for additional one year terms unless either party terminated it with at least 30 days notice to the other party.

Under the terms of the employment agreement, if we terminate Mr. Norman’s employment agreement without cause, or if Mr. Norman terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Norman: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) an amount equal to 30% of his then current annual salary, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by Mr. Norman to exercise his stock options, (iv) benefits for 12 months following the date of termination, and (v) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Norman’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

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

Outstanding Equity Awards at Fiscal Year-End — 2008

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2008 by each of our named executive officers.

2008 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date

Heath B. Clarke	22,131	—		4.00	12/15/2010
	114,118	—		4.00	12/31/2011
	5,900	—		2.25	1/28/2014
	29,676	—		16.59	1/14/2015
	9,224	—		16.59	1/14/2010
	10,331	—		5.53	5/18/2015
	1,669	—		5.53	5/18/2010
	15,000	—		9.90	6/3/2015
	26,512	—		6.79	11/15/2015
	758	—		6.79	11/15/2010
	29,642	—		4.21	3/9/2016
	20,774	4,584	(1)	4.21	3/9/2011
	35,421	—		3.84	12/14/2016
	1,245	18,334	(1)	3.84	12/14/2011
	22,499	45,001	(1)	4.74	12/13/2017
	—	67,500	(2)	4.74	12/13/2017
	—	67,500	(3)	4.70	6/3/2018
Stanley B. Crair	118,000	—		7.75	7/6/2015
	15,500	—		6.29	8/12/2015
	36,666	3,334	(1)	3.83	3/9/2016
	29,666	14,834	(1)	3.49	12/14/2016
	16,249	32,501	(1)	4.74	12/13/2017
	—	48,750	(2)	4.74	12/13/2017
	—	48,750	(3)	4.70	6/3/2018
Douglas S. Norman	47,500	—		2.00	2/3/2013
	35,500	—		2.25	1/28/2014
	15,750	—		15.08	1/14/2015
	10,000	—		5.03	5/15/2015
	29,750	—		6.17	11/15/2015
	18,499	2,501	(1)	3.83	3/9/2016
	19,999	10,001	(1)	3.49	12/14/2016
	10,000	20,000	(1)	4.74	12/13/2017
		30,000	(2)	4.74	12/13/2017
		30,000	(3)	4.70	6/3/2018

(1)	33.33% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

(2)	33.33% of total grant vests two years from the date of grant and the remainder vests quarterly over the next eight quarters.

(3)	33.33% of total grant vests three years from the date of grant and the remainder vests quarterly over the next eight quarters

Equity Incentive Plans

Our board of directors administers our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan, 2007 Equity Incentive Plan and 2008 Equity Incentive Plan. The board may elect to appoint a committee to administer any or all of such incentive plans. Each of these plans provide for the grant of incentive stock options to employees and non-qualified stock options to our employees, directors and consultants. These plans are provided to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive for employees, directors and consultants to promote our business. Stock purchase rights may also be granted under the plans.

No awards may be issued under the plans after the 10th anniversary of the earlier of (i) the date upon which the applicable plan was adopted by the board, or (ii) the date the applicable plan was approved by our stockholders.

The plans provide that the plan administrator has the authority to designate recipients of awards and to determine the terms and provisions of awards, including the exercise or purchase price, expiration date, vesting schedule and terms of exercise. The plans provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 300,000 shares in the case of our 1999 and 2000 Equity Incentive Plans and 600,000 shares in the case of our 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan, 2007 Equity Incentive Plan and 2008 Equity Incentive Plan. However, this limit will not apply until the earliest of (i) the first material modification of the applicable plan, (ii) the issuance of all of the shares reserved for issuance under the applicable plan, (iii) the expiration of the applicable plan, (iv) the first meeting of our stockholders at which directors are to be elected that occurs more than three years after the completion of the offering, or (v) such other date required by Section 162(m) of the Internal Revenue Code and the rules and regulations promulgated thereunder.

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

Our board has the discretion to grant options to our independent directors under each of our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. The board has the discretion as to the number of options granted, the number of shares subject to such options, and the terms and provisions of such options. Our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan provide that the exercise price of each option granted to an independent director must be at least 100% of the fair market value of our common stock on the date of grant. Such options will be exercisable in cumulative monthly installments of 1/36th of the shares subject to such option on each of the monthly anniversaries of the date of grant, commencing with the first such monthly anniversary, such that each option will be 100% vested on the third anniversary of its date of grant. The options will have a ten year term. Our 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan, 2007 Equity Incentive Plan and 2008 Equity Incentive Plan provide that with respect to options granted to independent directors, the plans will be administered by our board.

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

On June 4, 2008, we filed with the SEC a registration statement on Form S-8 covering the shares of common stock issuable under the 2008 Equity Incentive Plan.

1999 Equity Incentive Plan

In March 1999, our board of directors adopted and our stockholders approved our 1999 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 1999 Equity Incentive Plan. At December 31, 2008, options granted under the 1999 Plan to purchase an aggregate of 117,888 shares of our common stock, at a weighted average exercise price of approximately $4.06 per share, were outstanding.

2000 Equity Incentive Plan

In March 2000, our board of directors adopted and our stockholders approved our 2000 Equity Incentive Plan. An aggregate of 500,000 shares of our common stock are reserved for issuance under the 2000 Equity Incentive Plan. At December 31, 2008, options granted under the 2000 Equity Incentive Plan to purchase an aggregate of 237,505 shares of our common stock, at a weighted average exercise price of approximately $3.98 per share, were outstanding.

2004 Equity Incentive Plan

In January 2004, our board of directors adopted our 2004 Incentive Equity Plan. In August 2004, our board of directors amended our 2004 Equity Incentive Plan and adopted our Amended and Restated 2004 Equity Incentive Plan which our stockholders approved in September 2004. An aggregate of 600,000 shares of our common stock are reserved for issuance under the 2004 Equity Incentive Plan. At December 31, 2008, options granted under the 2004 Equity Incentive Plan to purchase an aggregate of 480,397 shares of our common stock, at a weighted average exercise price of approximately $7.94 per share, were outstanding.

2005 Equity Incentive Plan

In August 2005, our board of directors adopted and our stockholders approved our 2005 Equity Incentive Plan. An aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2005 Equity Incentive Plan. At December 31, 2008, option granted under the 2005 Equity Incentive Plan to purchase an aggregate of 910,761 shares of our common stock, at a weighted average exercise price of approximately $4.76 per share, were outstanding.

2007 Equity Incentive Plan

In August 2007, our board of directors adopted and our stockholders approved our 2007 Equity Incentive Plan. An aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2007 Equity Incentive Plan. At December 31, 2008, option granted under the 2007 Equity Incentive Plan to purchase an aggregate of 997,997 shares of our common stock, at a weighted average exercise price of approximately $4.65 per share, were outstanding.

2008 Equity Incentive Plan

In June 2008, our board of directors adopted and our stockholders approved our 2008 Equity Incentive Plan. An aggregate of 1,000,000 shares of our common stock are reserved for issuance under the 2008 Equity Incentive Plan. At December 31, 2008, option granted under the 2007 Equity Incentive Plan to purchase an aggregate of 326,242 shares of our common stock, at a weighted average exercise price of approximately $2.29 per share, were outstanding.

Director Compensation — 2008

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2008 by members of our Board or Directors unless the director is also a named executive officer:

2008 Director Compensation

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)

Norman K. Farra Jr.(2)	38,750	37,502	76,252
Philip K. Fricke(3)	45,950	37,502	83,452
Theodore E. Lavoie(3)	55,950	37,502	93,452
John E. Rehfeld(4)	65,200	37,502	102,702

(1)	The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2008 under SFAS 123R. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Expected		Risk Free	Dividend
Year Option Granted	Life	Volatility	Interest Rate	Yield

2008	7.0 years	100.00%	1.59%	None
2007	7.0 years	100.00%	3.78%	None

(2)	As of December 31, 2008, Mr. Farra held options to purchase an aggregate of 95,000 shares of our common stock.

(3)	As of December 31, 2008, Messrs. Fricke and Lavoie held options to purchase an aggregate of 85,000 shares of our common stock.

(4)	As of December 31, 2008, Mr. Rehfeld held options to purchase an aggregate of 85,794 shares of our common stock.

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

The following table sets forth the beneficial ownership of shares of our common stock as of February 28, 2009 and as adjusted to reflect the sale of common stock offered by us for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors and executive officers;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February 28, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 14,446,107 shares of common stock outstanding.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local.com Corporation, One Technology Drive, Building G, Irvine, California 92618.

		Percentage of
		Shares
	Number of Shares	Beneficially
Name and Address of Beneficial Owner	Beneficially Held	Owned

5% Stockholders:
Hearst Communications, Inc.(1)	1,496,117	9.6%
Former Executive Officer:
Douglas S. Norman(2)	224,911	1.5%
Executive Officers and Directors:
Heath B. Clarke(3)	1,056,620	6.8%
Stanley B. Crair(4)	231,336	1.6%
Brenda Agius(5)	—	—%
Norman J. Farra Jr.(6)	195,281	1.3%
Philip K. Fricke(7)	80,152	0.6%
Theodore E. Lavoie(8)	83,749	0.6%
John E. Rehfeld(9)	110,793	0.8%
All directors and executive officers as a group (7 persons)(10)	1,757,931	10.9%

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

(2)	Includes 208,948 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008. Mr. Norman resigned as our Chief Financial Officer and Secretary on February 23, 2009.

(3)	Includes 359,692 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008. Does not include 261,700 shares which were pledged as collateral for a personal loan with a third party. The pledge included the transfer of beneficial ownership of these shares during the time that the loan is outstanding. Following repayment of the loan, Mr. Clarke will once again have beneficial ownership of the shares.

(4)	Includes 227,186 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(5)	Ms. Agius joined us on February 23, 2009.

(6)	Includes 95,282 shares issuable upon the exercise of warrants and 89,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(7)	Includes 79,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008. Does not include 67,000 shares which were pledged as collateral for personal loans with a third party. The pledge included the transfer of beneficial ownership of these shares during the time that the loans are outstanding. Following repayment of the loans, Mr. Fricke will once again have beneficial ownership of the shares.

(8)	Includes 79,999 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(9)	Includes 80,793 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

(10)	Includes 95,282 shares issuable upon the exercise of warrants and 917,668 shares issuable upon the exercise of options that are exercisable within 60 days of February 29, 2008.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2008, with respect to our compensation plans including our 1999 Equity Incentive Plan, 2000 Equity Incentive Plan, 2004 Equity Incentive Plan, as amended, 2005 Equity Incentive Plan 2007 Equity Incentive Plan and 2008 Equity Incentive Plan under which we may issue shares of our common stock.

Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,070,790	$4.87	681,234
Equity compensation plans not approved by security holders	—	—	—

Total	3,070,790	$4.87	681,234

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Employment Agreement with Brenda Agius

We entered into an employment agreement with Brenda Agius, our Chief Financial Officer and Secretary, on February 23, 2009. The employment agreement has a term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

If we terminate Ms. Agius’s employment agreement without cause, or if Ms. Agius terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Ms. Agius: (i) her annual salary and other benefits earned prior to termination, (ii) the greater of her annual salary for the remaining term of the agreement or her annual salary payable over one year, (iii) an amount equal to 30% of her then current annual salary, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by Ms. Agius to exercise her stock options, (iv) benefits for 12 months following the date of termination, and (v) the right for 12 months from the date of termination to exercise all vested options granted to her prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Ms. Agius’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination

Separation Agreement with Douglas S. Norman

We entered into a separation and general release agreement (Separation Agreement) with Douglas S. Norman, our former chief financial officer and secretary. Under the terms of the Separation Agreement, we will pay Mr. Norman $195,000, representing one year’s base salary, unpaid, earned wages and unused vacation pay, in equal installments over a twelve month period. We will also pay Mr. Norman a bonus of $78,000, representing forty percent of Mr. Norman’s annual base salary, in equal quarterly installments over the next four quarters. In addition, we will pay 100% of Mr. Norman’s health insurance premiums through February 2010 if Mr. Norman elects to continue his health care insurance coverage under COBRA. Under the terms of the Separation Agreement, the unvested portions of the stock options granted to Mr. Norman on March 9, 2006, December 14, 2006 and December 13, 2007 were accelerated and become fully vested on February 23, 2009. Mr. Norman has the right to exercise any vested stock options through February 22, 2010.

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

The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007

Audit Fees	$167,390	$186,460
Audit-Related Fees	11,600	27,050
Tax Fees	9,750	22,360
All Other Fees	—	3,810

Total Fees Paid	$188,740	$239,680

Audit Fees

The aggregate fees for the annual audit of our financial statements and review of our quarterly financial statements.

Audit-Related Fees

The aggregate fees for the auditor’s consent for use of our audited financial statements in our S-3 and S-8 registration statements, review of our SEC comment letter responses and Sarbanes-Oxley (SOX) compliance.

Tax Fees

The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

The aggregate fees for services related to our acquisitions.

Our audit committee pre-approves all services provided by Haskell & White LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
3	.3(3)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3	.4(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4	.1(4)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10	.1(5)#	1999 Equity Incentive Plan
10	.2(5)#	2000 Equity Incentive Plan
10	.3(1)#	2004 Equity Incentive Plan, as amended.

Exhibit
Number		Description

10	.4(6)#	2005 Equity Incentive Plan.
10	.5(7)#	2007 Equity Incentive Plan.
10	.6(8)#	2008 Equity Incentive Plan.
10	.7(5)#	Employment Agreement, dated as of January 3, 2003, by and between Heath B. Clarke and the Registrant
10	.8(5)#	Employment Agreement, dated as of February 3, 2003, by and between Douglas S. Norman and the Registrant
10	.9(9)#	Employment Agreement, dated as of July 6, 2005, by and between Stanley B. Crair and the Registrant
10	.10(5)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10	.11(10)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10	.12(11)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10	.13(12)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10	.14(12)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10	.15(13)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10	.16(14)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10	.17(15)	First Amendment to Amended and Restated PFP Advertiser Distribution Agreement dated March 7, 2008 by and among the Registrant and Idearc Media Corp.
14*		Code of Business Conduct and Ethics.
21	.1*	Subsidiaries of Registrant.
23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(6)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(7)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 2009.

LOCAL.COM CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 30, 2009

/s/ Brenda Agius Brenda Agius	Chief Financial Officer, Principal Accounting Officer and Secretary	March 30, 2009

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 30, 2009

/s/ Philip K. Fricke Philip K. Fricke	Director	March 30, 2009

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 30, 2009

/s/ John E. Rehfeld John E. Rehfeld	Director	March 30, 2009

LOCAL.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Local.com Corporation

We have audited the accompanying consolidated balance sheets of Local.com Corporation (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audit also included the financial statement schedule listed in the index at F-1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Local.Com Corporation as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

/s/ HASKELL & WHITE LLP

Irvine, California
March 30, 2009

LOCAL.COM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$12,142	$14,258
Restricted cash	31	30
Marketable securities	—	1,999
Accounts receivable, net of allowances of $60 and $15, respectively	5,270	3,595
Prepaid expenses and other current assets	374	292

Total current assets	17,817	20,174
Property and equipment, net	1,073	1,473
Intangible assets, net	2,158	3,156
Goodwill	13,231	13,233
Long-term restricted cash	35	66
Deposits	12	12

Total assets	$34,326	$38,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,608	$4,029
Accrued compensation	545	456
Deferred rent	199	316
Other accrued liabilities	564	194
Deferred revenue	64	177

Total liabilities, all current	6,980	5,172

Commitments and contingencies (Note 4, 5 and 7)
Stockholders’ equity: (Notes 6, 7, 9, 10, 11, and 12)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,446,107 and 14,204,110 issued and outstanding, respectively	—	—
Additional paid-in capital	85,141	82,176
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(57,795)	(49,233)

Stockholders’ equity	27,346	32,942

Total liabilities and stockholders’ equity	$34,326	$38,114

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and
	per shares amounts)

Revenue	$38,257	$21,525	$14,213

Operating Expenses:
Search serving	5,290	3,862	4,960
Sales and marketing	32,229	20,268	13,169
General and administrative	5,541	4,890	5,881
Research and development	3,071	2,555	2,829
Amortization and write-down of intangibles	999	1,121	947

Total operating expenses	47,130	32,696	27,786

Operating loss	(8,873)	(11,171)	(13,573)
Interest and other income (expense)	312	(7,030)	288

Loss before income taxes	(8,561)	(18,201)	(13,285)
Provision for income taxes	1	1	1

Net loss	$(8,562)	$(18,202)	$(13,286)

Per share data:
Basic net loss per share	$(0.60)	$(1.58)	$(1.44)

Diluted net loss per share	$(0.60)	$(1.58)	$(1.44)

Basic weighted average shares outstanding	14,313,048	11,499,879	9,249,973
Diluted weighted average shares outstanding	14,313,048	11,499,879	9,249,973

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(In thousands)

Balance at December 31, 2005	9,171	$—	—	$—	$48,706	$(151)	$(17,746)	$30,809
Common stock issued:
Exercise of warrants	43	—	—	—	77	—	—	77
Exercise of options	83	—	—	—	345	—	—	345
Non-cash equity based expense for services	—	—	—	—	2,531	—	—	2,531
Financing costs	—	—	—	—	(3)	—	—	(3)
Swing sale profit contribution	—	—	—	—	1	—	—	1
Comprehensive income:
Net unrealized loss on marketable securities	—	—	—	—	—	118	—	118
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	(13,286)	(13,286)

Comprehensive income	—	—	—	—	—	—	—	(13,162)

Balance at December 31, 2006	9,297	—	—	—	51,657	(27)	(31,032)	20,598
Common stock issued:
Conversion of senior secured convertible notes	1,990	—	—	—	8,000	—	—	8,000
Private placement	2,357	—	—	—	12,963	—	—	12,963
Exercise of warrants	366	—	—	—	1,385	—	—	1,385
Exercise of options	90	—	—	—	343	—	—	343
Asset purchase	104	—	—	—	431	—	—	431
Issue of senior secured convertible notes and warrants	—	—	—	—	6,679	—	—	6,679
Non-cash equity based expense for services	—	—	—	—	1,748	—	—	1,748
Financing costs	—	—	—	—	(1,035)	—	—	(1,035)
Swing sale profit contribution	—	—	—	—	5	—	—	5
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(18,202)	(18,202)

Comprehensive loss	—	—	—	—	—	—	—	(18,176)

Balance at December 31, 2007	14,204	—	—	—	82,176	(1)	(49,233)	32,942
Common stock issued:
Exercise of warrants	55	—	—	—	188	—	—	188
Exercise of options	187	—	—	—	397	—	—	397
Non-cash stock based compensation	—	—	—	—	2,402	—	—	2,402
Financing costs	—	—	—	—	(25)	—	—	(25)
Swing sale profit contribution	—	—	—	—	3	—	—	3
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,562)	(8,562)

Comprehensive loss	—	—	—	—	—	—	—	(8,561)

Balance at December 31, 2008	14,446	$—	—	$—	$85,141	$—	$(57,795)	$27,346

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net loss	$(8,562)	$(18,202)	$(13,286)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,812	2,206	2,160
Provision for doubtful accounts	49	14	(23)
Non-cash equity expense related to stock option issuances	2,402	1,748	2,531
Non-cash interest expense	—	6,803	—
Non-cash interest income	—	—	(6)
Loss on disposal of property and equipment	—	—	18
Realized loss on marketable securities	—	—	42
Realized loss on foreign exchange translation	—	—	4
Changes in operating assets and liabilities:
Accounts receivable	(1,724)	(1,391)	(930)
Prepaid expenses and other	100	(114)	157
Other non-current assets	—	30	5
Accounts payable and accrued liabilities	1,921	873	138
Deferred revenue	(113)	(68)	(50)

Net cash used in operating activities	(4,264)	(8,101)	(9,240)

Cash flows from investing activities:
Capital expenditures	(447)	(531)	(487)
Proceeds from sales of marketable securities	2,000	—	11,354
Decrease (increase) in restricted cash	30	70	10
Increase (decrease) in minority interest	—	—	1
Proceeds from sale of property and equipment	—	—	6
Acquisition, net of cash acquired	2	(2,042)	232

Net cash provided by (used in) investing activities:	1,585	(2,503)	11,116

Cash flows from financing activities:
Proceeds from issuance of common stock:
From private placement	—	12,963	—
Exercise of warrants	188	1,385	77
Exercise of options	397	343	344
Issuance of senior secured convertible notes	—	8,000	—
Payment of notes payable	—	(63)	(109)
Swing sale profit contribution	3	5	1
Payment of financing related costs	(25)	(1,035)	(3)

Net cash provided by financing activities	563	21,598	310

Effect of currency translation on cash	—	—	3

Net (decrease) increase in cash and cash equivalents	(2,116)	10,994	2,189
Cash and cash equivalents, beginning of year	14,258	3,264	1,075

Cash and cash equivalents, end of year	$12,142	$14,258	$3,264

Supplemental Cash Flow Information:
Interest paid	$—	$279	$5

Income taxes paid	$1	$1	$1

Non-cash investing and financing transactions:
Insurance financing		$88	$88

Debt discount related to issuance of senior secured convertible notes		$6,221

Conversion of senior secured convertible notes into common stock		$8,000

Warrants issued for financing costs		$458

Common stock issued for asset purchase		$431

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements

1.	Nature of operations and summary of significant accounting policies

Nature of operations

Local.com Corporation, a Delaware corporation (the Company), is a provider of paid-search services on the Internet. The Company provides advertisers’ sponsored listings in response to local searches on the Company’s own website, Local.com and other search engines that have integrated the Company’s search service into their websites. The Company’s sponsored listings are comprised of subscription-based fixed placement advertisers and advertisers of other paid-search companies. Advertisers pay a specified bid price for each click-through on the advertisers’ sponsored listing. The Company operates in one reportable business segment.

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

Foreign currency translation

The Company measures the financial statements for its foreign subsidiaries using the local currency as the functional currency. Current assets and current liabilities of these subsidiaries are translated at the exchange rate as of the balance sheet date, while long-term items are translated at historical rates. Revenues, costs and expenses are translated at the rates prevailing during the year. Translation adjustments from this process are included in stockholders’ equity. Any gains or losses from foreign currency transactions are included in operating income.

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

On April 22, 2005, the Company pledged $125,129 of cash for an irrevocable letter of credit related the lease of new office space that is classified as restricted cash on the balance sheet. The letter of credit was reduced to $96,397 on July 31, 2007, to $66,506 on July 31, 2008, and will be reduced to $35,448 on July 31, 2009. The letter of credit will expire on July 31, 2010.

Marketable securities

The Company carries marketable securities at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity as they are classified as available for sale. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest and other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Accounts receivable

The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If management believes that a customer’s financial condition has deteriorated such that it impairs its ability to make payments, additional allowances may be required. The Company’s subscription-based advertisers pay monthly in advance. In addition, the Company grants its advertiser partners net 30 terms. Of the customers that do not pay in advance, as of December 31, 2008 and 2007, one customer represented 65% and 62% of total accounts receivable, respectively and one additional customer represented 9% and 12% of total accounts, respectively.

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

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Intangible assets

Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at December 31, 2008 was $1,711,967. Accumulated amortization at December 31, 2007 was $1,265,367.

Non-compete agreement arising from acquisitions is recorded at cost and amortized on a straight-line basis over two to three years. Accumulated amortization at December 31, 2008 was $9,435. Accumulated amortization at December 31, 2007 was $245,400.

Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at December 31, 2008 was $222,582. Accumulated amortization at December 31, 2007 was $78,981.

Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at December 31, 2008 was $296,129. Accumulated amortization at December 31, 2007 was $92,129.

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization
Expense

For the years ending December 31,
2009	$798
2010	$343
2011	$204
2012	$119

Total	$1,464

Impairment of long-lived assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). In accordance with SFAS No. 144, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. For the years ended December 31, 2008, 2007 and 2006, management concluded that there was no impairment.

Goodwill and other intangible assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exist. For goodwill, the Company engages an independent appraiser to assist management in the determination of the fair value of its reporting unit and compares the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. The Company performed its annual impairment analysis as of December 31, 2008 and

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. The Company enters into contracts to distribute sponsored listings and banner advertisement with its direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. The Company’s indirect advertisers provide them with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based on upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on the Company’s Local.com website and on its private label network. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. The Company has analyzed its revenue recognition in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19), and determined that EITF 99-19 is not applicable.

One local Advertising Network partner represented 45%, 49%, and 40% of the Company’s total revenue for the years ended December 31, 2008, 2007 and 2006, respectively, one local Advertising Network partner represented 16%, 15% and 3% of the Company’s total revenue for the years ended December 31, 2008, 2007 and 2006, respectively and one national Advertising Network partner represented 0%, 1% and 15% of the Company’s total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Search serving

Search serving expenses consist primarily of revenue-sharing payments that the Company makes to its private label network partners, and to a lesser extent, royalties, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing the Company’s paid-search services.

Website development costs and computer software developed for internal use

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Website Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over the estimated useful life. During the year ended December 31, 2008, the Company capitalized $234,000 related to website development with an estimated useful life of three years. During the year ended December 31, 2008, amortization of capitalized website costs was $316,000. During the year ended December 31, 2007, the Company capitalized $330,000 related to website development with an estimated useful life of three years. During the year ended December 31, 2007, amortization of capitalized website costs was $187,000. During the year ended December 31, 2006, the Company capitalized $392,000 related to the website development with an estimated useful life of three years. During the year ended December 31, 2006, amortization of capitalized website costs was $174,000. Capitalized website costs are included in property and equipment, net.

Research and development

Research and development expenses consist of expenses incurred by the Company in the development, creation and enhancement of its paid-search services. Research and development expenses include salaries and other costs of employment of the Company’s development staff as well as outside contractors and the amortization of capitalized website development costs.

Advertising cost

The Company advertises on other search engine websites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords it believes will drive consumers to its Local.com website. During the year ended December 31, 2008, approximately 88% of the traffic on our Local.com website was acquired from other search engine websites. During the year ended December 31, 2008, advertising costs to drive consumers to its Local.com web site were $21.3 million of which $13.8 million was paid to Google, Inc. During the year ended December 31, 2007, advertising costs to drive consumers to its Local.com website were $13.7 million of which $10.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations. During the year ended December 31, 2006, advertising costs to drive consumers to its Local.com website were $7.7 million of which $6.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations. Prior to 2008, the Company referred to this cost as traffic acquisition cost (TAC).

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

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred income tax assets will not be realized.

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) using SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity. For the years ended December 31, 2008 and 2007, comprehensive income consisted of net loss plus unrealized gain on marketable securities. For the years ended December 31, 2006, comprehensive loss consisted of net loss plus net unrealized gain/loss on marketable securities and foreign currency translation adjustments.

Supplemental comprehensive income (loss) information (in thousands):

	Years Ended December 31,
	2008	2007	2006

Foreign currency translation adjustments arising during period	$—	$—	$10
Reclassification adjustment for losses included in net loss	—	—	(4)

Foreign currency translation adjustments	$—	$—	$6

Unrealized holding gains (losses) arising during period	$1	$26	$160
Reclassification adjustment for losses included in net loss	—	—	(42)

Net unrealized gain (loss) on marketable securities	$1	$26	$118

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

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Total stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2008	2007	2006

Sales and marketing	$887	$544	$601
General and administrative	1,248	968	1,674
Research and development	267	236	256

Total stock-based compensation expense	$2,402	$1,748	$2,531

Basic and diluted net stock-based compensation expense per share	$0.17	$0.15	$0.27

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	3.03%	4.02%	4.66%
Expected lives (in years)	7.0	7.0	6.5
Expected dividend yield	None	None	None
Expected volatility	100.00%	100.00%	112.37%

As of December 31, 2008, there was $2.7 million of unrecognized stock-based compensation expense related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from the Company’s forecasted rate.

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

For the year ended December 31, 2008, potentially dilutive securities, which consist of options to purchase 3,070,790 share of common stock at prices ranging from $1.28 to $16.59 and warrants to purchase 3,290,220 shares of common stock at prices ranging from $4.32 to $25.53 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net loss	$(8,562)	$(18,202)	$(13,286)

Denominator:
Denominator for historical basic calculation weighted average shares	14,313	11,500	9,250
Dilutive common stock equivalents:
Options	—	—	—
Warrants	—	—	—

Denominator for historical diluted calculation weighted average shares	14,313	11,500	9,250

Net loss per share:
Historical basic net loss per share	$(0.60)	$(1.58)	$(1.44)

Historical diluted net loss per share	$(0.60)	$(1.58)	$(1.44)

2.	Composition of certain balance sheet and statement of operations captions

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Furniture and fixtures	$203	$203
Office equipment	132	119
Computer equipment	1,392	1,889
Computer software	1,760	1,841
Leasehold improvements	583	583

	4,070	4,635
Less accumulated depreciation and amortization	(2,997)	(3,162)

Property and equipment, net	$1,073	$1,473

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

Developed technology	$2,233	$2,233
Non-compete agreements	13	274
Purchased technology	—	1,239
Customer-related	1,020	1,020
Patents	431	431
Domain name	701	701

	4,398	5,898
Less accumulated amortization	(2,240)	(2,742)

Intangible assets, net	$2,158	$3,156

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest income	$312	$536	$328
Interest expense	—	(887)	(5)
Interest expense — non-cash	—	(6,679)	—
Net gain (loss) on sale of fixed assets	—	—	7
Realized loss on sale of marketable securities	—	—	(42)

Interest and other income (expense), net	$312	$(7,030)	$288

3.	Marketable securities

The following is a summary of marketable securities all of which are classified as available for sale (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

As of December 31, 2008:
None
As of December 31, 2007:
Mortgage backed government securities	$2,000	$(1)	$1,999

The contractual maturities of marketable securities are as follows (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Loss	Value

As of December 31, 2008:
None
As of December 31, 2007:
Maturities:
Less than one year	$2,000	$(1)	$1,999

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

4.	Income taxes

The Company’s provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$—	$—	$—
State	1	1	—
Foreign	—	—	1

Total current	1	1	1

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$1	$1	$1

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	—	—	—
Stock option grants	(9)	3	(4)
Return to provision	(14)	—	—
Change in valuation allowance	(11)	(37)	(30)
Other	—	—	—

	—%	—%	—%

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Deferred income tax assets:
Net operating loss carryforwards	$18,648	$18,402	$10,730
Accrued expenses	2,318	1,290	1,095
Fixed assets/depreciation	1,752	1,440	1,551

Gross deferred tax assets	22,718	21,132	13,376
Valuation allowance	(21,243)	(20,015)	(11,808)

	1,475	1,117	1,568

Deferred income tax liabilities:
Acquired intangibles	(1,460)	(1,102)	(1,285)
Fixed assets/depreciation	(15)	(15)	—
Other	—	—	(283)

	(1,475)	(1,117)	(1,568)

Net deferred tax assets (liabilities)	$—	$—	$—

As of December 31, 2008, the Company has approximately $2.0 million of valuation allowance attributable to the tax benefit of exercised stock options and warrants issued for services, which will be credited directly to paid-in capital when the related deferred tax assets are realized.

As of December 31, 2008, the Company had $47.8 million and $41.0 million in net operating loss carryforwards for federal and state income tax purposes, respectively. The losses begin to expire in 2021 for federal and 2012 for state income tax purposes respectively, and California has temporarily suspended the utilization of net operating loss carryforwards for the 2008 and 2009.

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

The Company adopted FIN 48 as of January 1, 2007. Based on the Company’s analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest and penalties related to income tax. It is the Company’s policy to classify interest and penalties related to income tax as income taxes in its financial statements.

The following tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal — 2005, 2006 and 2007;
California (state) — 2005, 2006 and 2007;
Virginia (state) — 2005, 2006 and 2007.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

5.	Commitments and contingencies

Lease Commitments

The Company leases office space under an operating lease agreement that expires in June 2010. The future minimum lease payments under non-cancelable operating leases at December 31, 2008 are as follows (in thousands):

Operating
Leases

Years ending December 31,
2009	389
2010	199

Total minimum lease payments	$588

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $251,000, $249,000 and $336,000, respectively.

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its own discretion. Employees immediately vest 100% of their own contributions and 20% of the Company’s matching contributions for each year of service. Through December 31, 2008, the Company has made no matching contributions.

Employment Agreements

The Company has signed employment agreements with its three executive officers and seven of its key employees. The agreements provide for the payments of annual salaries totaling $1.9 million and annual bonuses of up to $701,000 in the aggregate. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If the Company terminates one of these officers or key employees without cause, the Company is obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) the greater of such officer’s or key employee’s annual salary for the remaining term of the agreement or such officer’s or key employee’s annual salary, (iii) the average of all bonuses during the term of the employment agreement, (iv) the same benefits that such officer or key employee received prior to termination, for a period of 12 months following termination, and (v) the right to exercise all options, including any as yet unvested options, for a period of 12 months following termination.

Legal Proceedings

From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business.

6.	Stockholders’ equity

The Company has authorized 30,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Warrants

Warrant activity for the years ended December 31, 2006, 2007 and 2008 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	1,279,575	$8.13
Exercised	(159,682)	3.91
Expired	(76,229)	3.58

Outstanding at December 31, 2006	1,043,644	9.11
Issued	2,810,070	6.22
Exercised	(365,331)	3.79
Expired	(18,125)	7.31

Outstanding at December 31, 2007	3,470,278	7.34
Exercised	(55,371)	3.38
Expired	(124,687)	3.58

Outstanding at December 31, 2008	3,290,220	$7.55

Exercisable at December 31, 2008	3,290,220	$7.55

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2007 was $3.83. No warrants were issued during the years ended December 31, 2006 and 2008.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2008:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life	Price

$ 4.00 - $ 4.99	867,662	3.1	$4.36
$ 5.00 - $ 5.99	867,662	3.1	$5.17
$ 7.00 - $ 7.99	537,373	3.6	$7.89
$ 9.00 - $ 9.99	537,373	3.6	$9.26
$10.00 - $19.99	315,750	0.8	$10.00
$20.00 - $25.53	164,400	1.0	$25.53

	3,290,220	3.0	$7.55

Stock repurchase program

On October 8, 2008, the Company’s Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The share repurchase program authorizes Local.com to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. A Rule 10b5-1 repurchase plan will allow the Company to purchase its shares at times when it ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require the Company to repurchase any specific dollar value or number of shares

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

and may be modified, extended or terminated by the Board of Directors at any time. As of December 31, 2008, the Company has not repurchased any shares of its common stock.

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

In March 1999, the Company adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 117,888 were outstanding and 4 were available for future grant at December 31, 2008.

In March 2000, the Company adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 237,505 were outstanding and 10 were available for future grant at December 31, 2008.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders of the Company approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 480,397 were outstanding and 139 were available for future grant at December 31, 2008.

In August 2005, the Company adopted and the stockholders of the Company approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 910,761 were outstanding and 5,320 were available for future grant at December 31, 2008.

In August 2007, the Company adopted and the stockholders of the Company approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 997,997 were outstanding and 2,003 were available for future grant at December 31, 2008.

In June 2008, the Company adopted and the stockholders of the Company approved the 2008 Equity Incentive Plan (2008 Plan). The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2008 Plan, of which 326,242 were outstanding and 673,758 were available for future grant at December 31, 2008.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock option activity under the plans for the years ended December 31, 2006, 2007 and 2008 is as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
			(In thousands)

Outstanding at December 31, 2005	1,339,360	5.95
Granted	864,104	4.05
Exercised	(82,748)	4.16
Canceled	(187,353)	6.77

Outstanding at December 31, 2006	1,933,363	5.10
Granted	1,001,054	4.89
Exercised	(90,016)	3.81
Canceled	(140,551)	5.62

Outstanding at December 31, 2007	2,703,850	5.04
Granted	775,404	3.31
Exercised	(186,626)	2.13
Canceled	(221,838)	3.74

Outstanding at December 31, 2008	3,070,790	$4.87	$27

Exercisable at December 31, 2008	1,591,526	$5.63	$5

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2006, 2007 and 2008 was $3.50, $4.11, and $2.76 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2006, 2007 and 2008 was $122,000, $406,000 and $353,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 1.01 - $ 2.00	305,115	9.0 years	$1.57	77,500	$1.77
$ 2.01 - $ 3.00	136,828	7.4 years	2.35	70,428	2.25
$ 3.01 - $ 4.00	770,967	6.8 years	3.75	544,228	3.75
$ 4.01 - $ 5.00	1,194,124	8.8 years	4.67	286,958	4.62
$ 5.01 - $ 6.00	129,888	6.8 years	5.69	114,965	5.69
$ 6.01 - $ 7.00	112,106	6.6 years	6.40	108,354	6.39
$ 7.01 - $ 8.00	190,112	6.7 years	7.51	186,610	7.52
$ 8.01 - $10.00	120,000	7.3 years	8.76	90,833	8.94
$15.01 - $16.59	111,650	5.5 years	15.61	111,650	15.61

	3,070,790	7.8 years	$4.87	1,591,526	$5.63

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

8.	Operating information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report enterprise wide disclosures. The Company has one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the enterprise wide disclosure requirements of SFAS No. 131 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenue by geographic region:
United States	$37,472	$21,116	$14,069
Europe	785	409	144

Total revenue	$38,257	$21,525	$14,213

Revenue by product:
Pay-Per-Click (PPC)	$34,820	$18,952	$12,420
Local Promote (Subscription)	1,420	266	59
Banner Advertisement	1,749	1,864	986
Local Connect (License)	268	443	748

Total revenue	$38,257	$21,525	$14,213

9.	Senior Secured Convertible Notes

On February 22, 2007, the Company entered into a Purchase Agreement with two investors. Pursuant to this agreement, the investors purchased an aggregate of $8.0 million of 9% senior secured convertible notes (Notes) and warrants to purchase shares of the Company’s common stock. The senior secured convertible notes are secured by the Company’s assets and were due on February 23, 2009. Each senior secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $4.02 of principal amount of their note. The Company recorded a beneficial conversion feature amount of $3.1 million as debt discount which was amortized into interest expense over the life of the notes. The Company also issued warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 796,020 shares of common stock at an exercise price of $5.63 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes model at the date of grant, was $3.1 million and was recorded as convertible debt discount and was amortized into interest expense over the life of the notes. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.67% interest rate; five years contractual life; and volatility of 100%.

In connection with the issuance of the senior secured convertible notes, the Company paid $530,000 in cash for placement agent fees of which $205,000 was paid to Norman K. Farra Jr., a director of the Company. These fees are recorded in prepaid expenses and will be amortized into interest expense over the life of the notes. The Company also issued to the placement agents warrants to purchase an aggregate of 71,642 shares of common stock, of which 27,711 were issued to a director of the Company, at an exercise price of $4.82 per share that expire five years from the date of issuance and warrants to purchase an aggregate of 71,642 shares of common stock, of which 27,711 were issued to a director of the Company, at an exercise price of $5.63 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $458,000 and was recorded in prepaid expenses and will be amortized into interest expense over the life of the notes.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

On July 31, 2007, the Company entered into a Consent to Equity Sales agreements with the Investors whereby the Investors waived the application of Section 7.9 of the Convertible Note Agreement which prohibits the Company from selling securities under certain circumstances and the Strategic Investor waived their Right of First Refusal pursuant to Section 7.12 of the Convertible Note Agreement with respect to any equity transaction that occurs during the 90 day period following July 9, 2007. In addition, the Company agreed to amend the warrants issued to the Investors so that the exercise price of the Series A Warrant is decreased to $4.32 per share and the exercise price per share of the Series B Warrant is decreased to $5.13 per share. The difference of the fair value of the repriced warrants and the original warrants on the date of the repricing using the Black-Scholes model was $133,000 and was recorded as a private placement cost (Note 12). The assumptions used in the Black-Scholes model were as follows: no dividend yield; 4.6% interest rate; 4.58 years contractual life; and volatility of 100%.

10.	Atlocal asset purchase

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

On June 12, 2007, the Company was issued patent number 7,231,405, Methods and Apparatus of Indexing Web Pages of a Website for Geographical Searchine Based on User Location. The Company issued Mr. Xia the additional 104,311 shares of unregistered Local.com common stock valued at $431,000 based upon the closing price of the Company’s common stock of $4.13 and recorded the amount as an intangible asset and will amortize the value over three years.

11.	PremierGuide, Inc. acquisition

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

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements — (Continued)

12.	Private placement

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

13.	Subsequent events

LaRoss Asset Purchase

On February 18, 2009, the Company entered into an Asset Purchase and Fulfillment Agreement with LaRoss Partners, Inc. (LaRoss) whereby the Company purchased 11,754 website hosting accounts for $1,175,000 in cash from LaRoss. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations (Fulfillment) for the Company in exchange for a percentage of future collected billing revenues. The term of the Fulfillment is for two years with automatic renew of one year increments unless cancelled 60 days prior to expiration.

LiveDeal Asset Purchase

On March 9, 2009, the Company entered into an Asset Purchase Agreement with LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, whereby the Company purchased 14,185 local business advertising subscribers for $3,092,330 in cash.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2008, 2007 and 2006

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Accounts receivable (in thousands):
Year ended December 31, 2008
Allowance for doubtful accounts	$15	$49	$4	$60
Year ended December 31, 2007
Allowance for doubtful accounts	$9	$14	$(8)	$15
Year ended December 31, 2006
Allowance for doubtful accounts	$30	$(23)	$2	$9

SELECTED QUARTERLY FINANCIAL DATA

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$9,573	$10,196	$9,646	$8,842	$5,932	$5,614	$5,098	$4,881
Operating loss	$(2,186)	$(1,786)	$(2,009)	$(2,893)	$(2,860)	$(2,879)	$(2,537)	$(2,894)
Net loss	$(2,165)	$(1,714)	$(1,925)	$(2,759)	$(2,666)	$(9,297)	$(3,151)	$(3,087)
Basic net loss per share	$(0.15)	$(0.12)	$(0.14)	$(0.19)	$(0.19)	$(0.71)	$(0.34)	$(0.33)
Diluted net loss per share	$(0.15)	$(0.12)	$(0.14)	$(0.19)	$(0.19)	$(0.71)	$(0.34)	$(0.33)

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant
3	.2(2)	Amended and Restated Bylaws of the Registrant
3	.3(3)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3	.4(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4	.1(4)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10	.1(5)#	1999 Equity Incentive Plan
10	.2(5)#	2000 Equity Incentive Plan
10	.3(1)#	2004 Equity Incentive Plan, as amended.
10	.4(6)#	2005 Equity Incentive Plan.
10	.5(7) #	2007 Equity Incentive Plan.
10	.6(8)#	2008 Equity Incentive Plan.
10	.7(5)#	Employment Agreement, dated as of January 3, 2003, by and between Heath B. Clarke and the Registrant
10	.8(5)#	Employment Agreement, dated as of February 3, 2003, by and between Douglas S. Norman and the Registrant
10	.9(9)#	Employment Agreement, dated as of July 6, 2005, by and between Stanley B. Crair and the Registrant
10	.10(5)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10	.11(10)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10	.12(11)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10	.13(12)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10	.14(12)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10	.15(13)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10	.16(14)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10	.17(15)	First Amendment to Amended and Restated PFP Advertiser Distribution Agreement dated March 7, 2008 by and among the Registrant and Idearc Media Corp.
14*		Code of Business Conduct and Ethics.
21	.1*	Subsidiaries of Registrant.
23	.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(6)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(7)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2005.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.