Form 10-K/A
period 2007-12-31
LOCAL.COM
filed 2009-04-03
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $63,446,144.56 based on the last reported sale price of registrant’s common stock on June 30, 2007 as reported by Nasdaq Capital Market.
As of February 29, 2008, the number of shares of the registrant’s common stock outstanding: 14,204,110
Documents incorporated by reference: None

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 10, 2008 (the “Initial Filing”), to amend Item 8 and Item 9A(T) in the Initial Filing by replacing each such sections in their entirety with Item 8 and Item 9A(T), respectively, set forth in this Amendment.
The Company has revised its disclosure in the “Revenue recognition” and “Traffic acquisition costs” sections of Note 1 to the Company’s consolidated financial statements included in Item 8 of the Amendment to include expanded disclosure related to its accounting policies related to revenue recognition and traffic acquisition costs. In addition, the Amendment includes disclosure required by Item 9A(T) of Form 10-K that was inadvertently omitted in the Initial Filing. The cover page to this Amendment has also been revised to correct certain disclosures that were incorrect on the cover page of the Initial Filing due to clerical errors.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

1

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

2

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit
Number	Description

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

3

SIGNATURES
In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3rd day of April, 2009.

LOCAL.COM CORPORATION
By: /s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	April 3, 2009

/s/ Brenda Agius Brenda Agius	Chief Financial Officer, Principal Accounting Officer and Secretary	April 3, 2009

* Norman K. Farra Jr.	Director	April 3, 2009

* Philip K. Fricke	Director	April 3, 2009

* Theodore E. Lavoie	Director	April 3, 2009

* John E. Rehfeld	Director	April 3, 2009

* /s/ Heath B. Clarke		April 3, 2009
Heath B. Clarke attorney-in-fact

4

LOCAL.COM CORPORATION
INDEX TO FINANCIAL STATEMENTS

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
As discussed at Note 1 “Stock-based Compensation,” to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock compensation costs. Also, as discussed in Note 4 to the consolidated financial statement, effective January 1, 2007, the company changed its methods of accounting for uncertain tax positions.
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
Revenue recognition
Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. Management believes all four revenue recognition criteria are met as a result of each click-through, display of a banner advertisement or the fulfillment of subscription listing obligation (monthly). The Company enters into a contractual arrangement to distribute sponsored listings and banners from an advertiser or an Advertiser Network partner. The advertisers provide sponsored listings along with bid prices (what the advertisers are willing to pay for each click-through on those listings) to the Company. These sponsored listings and banners are then included as search results that the Company distributes in response to keyword searches performed by consumers on the Company’s web site. Depending on the source of the advertiser, the Company recognizes an applicable portion of the bid price for each click-through the Company delivers on advertisers’ sponsored listings. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy direct advertisers and Advertiser Network partners. Licensing revenue is recognized each month our customer utilizes our Local Connect platform. Payment is due thirty days following the end of the month in which the license was used.
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
Traffic acquisition cost
The Company defines traffic acquisition cost (TAC) as the cost of advertising and promoting its website on other search engines. The Company advertises on other search engine web sites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords it believes will drive traffic to its Local.com web site. Accordingly, the Company’s TAC is a sales and marketing expense as opposed to a cost of sales expense which is directly related to the generation of revenue. The Company pays TAC regardless of whether or not there is a revenue generating event. Other companies define TAC as the cost associated with driving traffic directly to affiliated advertisers. During the year ended December 31, 2007, approximately 92% of the traffic on our Local.com web site was acquired from other search engine web sites. During the year ended December 31, 2007, traffic acquisition costs (TAC) were $13.7 million of which $10.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations. During the year ended December 31, 2006, traffic acquisition costs (TAC) were $7.7 million of which $6.9 million was paid to Google, Inc and such amounts are included in sales and marketing in accompanying consolidated statements of operations.
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
The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$3.00 - $3.99	173,124	0.6	$3.50	173,124	$3.50
$4.00 - $4.99	874,596	4.1	$4.36	874,596	$4.36
$5.00 - $5.99	867,662	4.1	$5.17	867,662	$5.17
$7.00 - $7.99	537,373	4.6	$7.89	—	$—
$9.00 - $9.99	537,373	4.6	$9.26	—	$—
$10.00 - $19.99	315,750	1.8	$10.00	315,750	$10.00
$20.00 - $25.53	164,400	2.0	$25.53	164,400	$25.53

	3,470,278	3.8	$7.34	2,395,532	$6.79

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

Stock option activity under the plans for the years ended December 31, 2005, 2006 and 2007 is as follows:

			Aggregate
		Weighted Average	Intrinsic Value
	Shares	Exercise Price	(in thousands) (1)
Outstanding at December 31, 2004	1,292,947	$3.19
Granted	773,814	9.61
Exercised	(484,211)	2.94
Canceled	(243,190)	8.91

Outstanding at December 31, 2005	1,339,360	5.95
Granted	864,104	4.05
Exercised	(82,748)	4.16
Canceled	(187,353)	6.77

Outstanding at December 31, 2006	1,933,363	5.10
Granted	1,001,054	4.89
Exercised	(90,016)	3.81
Canceled	(140,551)	5.62

Outstanding at December 31, 2007	2,703,850	$5.04	$1,896

Exercisable at December 31, 2007	1,347,613	$5.35	$1,389

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2005, 2006 and 2007 was $9.01, $3.50, and $4.11 per option, respectively.
The aggregate intrinsic value of all options exercised during the years ended December 31, 2005, 2006 and 2007 was $2.1 million, $122,000 and $406,000, respectively.
The following table summarizes information regarding options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price
$0.00 - $1.00	18,625	0.3 years	$0.40	18,625	$0.40
$1.01 - $2.00	160,000	5.0 years	2.00	160,000	2.00
$2.01 - $3.00	141,028	4.4 years	2.25	141,028	2.25
$3.01 - $4.00	772,815	7.3 years	3.69	448,517	3.75
$4.01 - $5.00	938,388	9.6 years	4.67	66,164	4.58
$5.01 - $6.00	133,459	8.2 years	5.69	95,218	5.71
$6.01 - $7.00	117,773	7.9 years	6.39	97,657	6.39
$7.01 - $8.00	190,112	7.7 years	7.51	142,414	7.54
$8.01 - $10.00	120,000	8.3 years	8.76	68,333	9.18
$15.01 - $16.59	111,650	6.6 years	15.61	109,657	15.60

	2,703,850	7.9 years	$5.04	1,347,613	$5.35

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

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2007, 2006 and 2005

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
Accounts receivable (in thousands):	of Period	Expenses	Deductions	Period
Year ended December 31, 2007
Allowance for doubtful accounts	$9	$14	$(8)	$15
Year ended December 31, 2006
Allowance for doubtful accounts	$30	$(23)	$2	$9
Year ended December 31, 2005
Allowance for doubtful accounts	$5	$69	$(44)	$30

SELECTED QUARTERLY FINANCIAL DATA
(in thousands, except per share amounts)
(Unaudited)

	Quarters ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Revenue	$5,932	$5,614	$5,098	$4,881	$3,628	$4,059	$3,374	$3,151
Operating loss	$(2,860)	$(2,879)	$(2,537)	$(2,894)	$(3,244)	$(2,886)	$(3,557)	$(3,887)
Net loss	$(2,666)	$(9,297)	$(3,151)	$(3,087)	$(3,159)	$(2,832)	$(3,475)	$(3,783)
Basic net loss per share	$(0.19)	$(0.71)	$(0.34)	$(0.33)	$(0.34)	$(0.31)	$(0.38)	$(0.41)
Diluted net loss per share	$(0.19)	$(0.71)	$(0.34)	$(0.33)	$(0.34)	$(0.31)	$(0.38)	$(0.41)

INDEX TO EXHIBITS

Exhibit
Number	Description

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.