Form 10-Q/A
period 2008-03-31
LOCAL.COM
filed 2009-04-03
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Preferred: 0

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 9, 2008 (the “Initial Filing”), to Item 4T in the Initial Filing by replacing each such sections in their entirety with Item 4T, set forth in this Amendment.
The Company has revised its disclosure required by Item 4T of Form 10-Q that was inadvertently omitted in the Initial Filing. The cover page to this Amendment has also been revised to correct certain disclosures that were incorrect on the cover page of the Initial Filing due to clerical errors.
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

Item 4T. Controls and Procedures
Item 6. Exhibits.
SIGNATURES
EXHIBITS FILED WITH THIS REPORT
EX-31.1
EX-31.2
EX-32.1

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.
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

LOCAL.COM CORPORATION
April 3, 2009	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

/s/ Brenda Agius
Brenda Agius
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