Form 10-Q/A
period 2008-06-30
LOCAL.COM
filed 2009-04-03
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares outstanding at July 31, 2008:	Common: 14,309,243
Preferred: 0

Item 4T. Controls and Procedures
Item 6. Exhibits
SIGNATURES
EXHIBITS FILED WITH THIS REPORT
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this Amendment No. 2 to Form 10-Q on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on August 6, 2008 (the “Initial Filing”), as amended by Amendment No. 1 to Form 10-Q/A filed with the Securities and Exchange Commission on August 14, 2008, to Item 4T in the Initial Filing by replacing each such sections in their entirety with Item 4T, set forth in this Amendment.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.
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