Form 10-Q/A
period 2008-09-30
LOCAL.COM
filed 2009-04-03
CIK 1259550

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

Item 4T. Controls and Procedures
Item 6. Exhibits
SIGNATURES
EXHIBITS FILED WITH THIS REPORT
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, which was originally filed with the Securities and Exchange Commission on November 10, 2008 (the “Initial Filing”), to Item 4T in the Initial Filing by replacing each such sections in their entirety with Item 4T, set forth in this Amendment.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.
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