Form 10-Q
period 2009-03-31
LOCAL.COM
filed 2009-05-08
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34197

LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0849123 (I.R.S. Employer Identification Number)
One Technology Drive, Building G
Irvine, CA 92618
(Address of principal executive offices, including zip code)
(949) 784-0800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
As of May 5, 2009 there were 14,314,868 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,076	$12,142
Restricted cash	81	31
Accounts receivable, net of allowances of $118 and $60, respectively	5,613	5,270
Prepaid expenses and other current assets	253	374

Total current assets	17,023	17,817

Property and equipment, net	1,066	1,073
Goodwill	13,231	13,231
Intangible assets, net	6,008	2,158
Long-term restricted cash	35	35
Deposits	12	12

Total assets	$37,375	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,303	$5,608
Accrued compensation	1,038	545
Deferred rent	168	199
Other accrued liabilities	663	564
Deferred revenue	3,464	64

Total liabilities, all current	12,636	6,980

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,347,042 and 14,446,107 issued and outstanding, respectively	—	—
Additional paid-in capital	85,390	85,141
Accumulated deficit	(60,651)	(57,795)

Stockholders’ equity	24,739	27,346

Total liabilities and stockholders’ equity	$37,375	$34,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$11,064	$8,842

Operating Expenses:
Search serving	1,109	1,453
Sales and marketing	9,250	7,643
General and administrative	2,352	1,443
Research and development	856	878
Amortization of intangibles	355	318

Total operating expenses	13,922	11,735

Operating loss	(2,858)	(2,893)

Interest and other income (expense), net	3	135

Loss before income taxes	(2,855)	(2,758)

Provision for income taxes	1	1

Net loss	$(2,856)	$(2,759)

Per share data:

Basic net loss per share	$(0.20)	$(0.19)

Diluted net loss per share	$(0.20)	$(0.19)

Basic weighted average shares outstanding	14,433	14,204
Diluted weighted average shares outstanding	14,433	14,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,856)	$(2,759)
Other comprehensive income (loss):

Net unrealized gain (loss) on marketable securities	—	1

Total comprehensive loss	$(2,856)	$(2,758)

Supplemental comprehensive income (loss) information:

Net unrealized gain (loss) on marketable securities	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,856)	$(2,759)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	525	561
Provision for doubtful accounts	75	—
Stock-based compensation expense	486	650
Changes in operating assets and liabilities:
Accounts receivable	(356)	(2,160)
Prepaid expenses and other	121	24
Accounts payable and accrued liabilities	2,256	2,226
Deferred revenue	3,400	(50)

Net cash provided by (used in) operating activities	3,651	(1,508)

Cash flows from investing activities:
Capital expenditures	(163)	4
Proceeds from sales of marketable securities	—	2,000
Increase in restricted cash	(50)	—
Purchases of intangible assets	(4,267)	—

Net cash (used in) provided by investing activities:	(4,480)	2,004

Cash flows from financing activities:
Repurchases of common stock	(237)	—
Swing sale profit contribution	—	3
Payment of financing related costs	—	(15)

Net cash used in financing activities	(237)	(12)

Net (decrease) increase in cash and cash equivalents	(1,066)	484
Cash and cash equivalents, beginning of period	12,142	14,258

Cash and cash equivalents, end of period	$11,076	$14,742

Supplemental Cash Flow Information:
Interest paid	$2	$—

Income taxes paid	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
Local.com Corporation, a Delaware corporation, is a provider of paid-search services on the Internet. We provide advertisers’ sponsored listings in response to local searches on our website, Local.com and other websites that have integrated our search services. Our sponsored listings are comprised of subscription-based fixed placement advertisers and advertisers of other paid-search companies. Advertisers pay a specified bid price for each click-through on the advertisers’ sponsored listing.
Principles of consolidation and basis of presentation
Our financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated.
The unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.
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
Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
New accounting pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Position (“FSP”) pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009. FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements, and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We are still evaluating the impact of FSP 157-4, and FSP 115-2 and 124-2, if any, but do not expect them to have a material impact on our financial position or results of operations.

FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments. FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Based on our evaluation of FSP 107-1, we expect to provide the disclosures required in SFAS No. 107 in interim periods beginning in June 2009.
Accounting Standards Adopted
In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.
SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS 141(R) and SFAS 160 did not have an impact on our results of operations and financial position for the three months ended March 31, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement was effective as of the beginning of fiscal 2009 and is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We do not have any material derivative instruments requiring additional disclosures at this time.
In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.
On October 10, 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted FSP 157-2 during the first quarter of 2009 and it did not have a material impact on our results of operations and financial position.
2. Purchase of customer-related intangible assets
On February 18, 2009 we purchased 11,754 website hosting accounts from LaRoss Partners, Inc. (“LaRoss”) for $1,175,000 in cash. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations for us for a percentage of future collected billing revenues. The acquisition of the website hosting accounts adds to our base of small business customers and provides a new online service offering from Local.com. The term of these services is for two years with automatic renewal in one year increments thereafter unless cancelled 60 days prior to expiration. We analyzed our revenue recognition in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19), and determined that our web hosting revenue will be recognized net of direct costs. The purchase price was allocated $1,113,000 to customer-related intangible assets amortized over two years and $62,000 to accounts receivable.
On March 9, 2009 we purchased 14,185 local business advertising subscribers from LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc. for a cash payment of $3,092,000. The acquisition of this base of advertisers increases our base of customers to nearly 30,000, diversifies our revenue stream and provides a platform for future revenue growth. The purchase price was allocated to customer-related intangibles assets and will be amortized over two years.

3. Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at March 31, 2009 was $1,824,000. Accumulated amortization at December 31, 2008 was $1,712,000.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2009 was $11,000. Accumulated amortization at December 31, 2008 was $9,000.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at March 31, 2009 was $258,000. Accumulated amortization at December 31, 2008 was $223,000.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over two to five years. Accumulated amortization at March 31, 2009 was $502,000. Accumulated amortization at December 31, 2008 was $296,000.
Intangible assets, net, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Developed technology	$2,233	$2,233
Non-compete agreements	13	13
Customer-related	5,225	1,020
Patents	431	431
Domain name — indefinite life	701	701

	8,603	4,398
Less accumulated amortization	(2,595)	(2,240)

Intangible assets, net	$6,008	$2,158

4. Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We perform annual impairment reviews during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. We performed the annual impairment analysis as of December 31, 2008 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of non-amortized assets.
5. Web site development costs and computer software developed for internal use
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Emerging Issues Task Force Issue No. 00-02 Accounting for Web Site Development Costs (EITF 00-02), requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2009, we capitalized an additional $127,000 related to the web site development. Amortization of capitalized web site costs was $88,000 for the three months ended March 31, 2009. During the three months ended March 31, 2008, we did not capitalize any expenses related to the web site development. Amortization of capitalized web site costs was $77,000 for the three months ended March 31, 2008. Capitalized web site costs are included in property and equipment, net.

6. Net loss per share
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
For the three months ended March 31, 2009, potentially dilutive securities, which consist of options to purchase 3,532,245 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 3,290,220 shares of common stock at prices ranging from $4.32 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
For the three months ended March 31, 2008, potentially dilutive securities, which consist of options to purchase 2,649,988 shares of common stock at prices ranging from $2.00 to $16.59 per share, warrants to purchase 3,469,653 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(2,856)	$(2,759)

Denominator:
Denominator for basic calculation weighted average shares	14,433	14,204
Dilutive common stock equivalents:
Options	—	—
Warrants	—	—

Denominator for diluted calculation weighted average shares	14,433	14,204

Net loss per share:
Basic net loss per share	$(0.20)	$(0.19)

Diluted net loss per share	$(0.20)	$(0.19)

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Furniture and fixtures	$204	$203
Office equipment	132	132
Computer equipment	1,427	1,392
Computer software	1,887	1,760
Leasehold improvements	583	583

	4,233	4,070
Less accumulated depreciation and amortization	(3,167)	(2,997)

Property and equipment, net	$1,066	$1,073

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income	$5	$135
Interest expense	(2)	—

Interest and other income (expense), net	$3	$135

8. Operating information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), requires that public business enterprises report enterprise wide disclosures. We have one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the enterprise wide disclosure requirements of SFAS No. 131 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue by geographic region:
United States	$10,933	$8,704
Europe	131	138

Total revenue	$11,064	$8,842

Revenue by product:
Pay-per-click (PPC)	$9,260	$8,076
Local promote (subscription)	1,293	182
Banner advertisement	488	484
Local connect (license)	23	100

Total revenue	$11,064	$8,842

9. Stock-based compensation
Stock option activity under the equity incentive plans during the three months ended March 31, 2009 was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2008	3,070,790	$4.87
Granted	576,783	1.60
Exercised	—	—
Cancelled	(115,328)	4.80

Outstanding at March 31, 2009	3,532,245	$4.34	$689

Exercisable at March 31, 2009	1,682,031	$5.52	$60

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2009 and 2008 was $1.32 and $3.31 per option, respectively.
There were no options exercised during the three months ended March 31, 2009 and 2008.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Price	Shares	Life	Exercise Price	Shares	Exercise Price
$1.01 - $2.00	873,265	9.4 years	$1.59	84,996	$1.74
$2.01 - $3.00	141,628	6.2 years	2.34	82,426	2.33
$3.01 - $4.00	758,787	6.1 years	3.76	580,251	3.74
$4.01 - $5.00	1,109,323	8.5 years	4.67	325,291	4.62
$5.01 - $6.00	121,207	6.1 years	5.70	112,287	5.70
$6.01 - $7.00	108,773	5.0 years	6.41	105,521	6.40
$7.01 - $8.00	190,112	6.4 years	7.51	187,110	7.52
$8.01 - $10.00	120,000	7.1 years	8.76	94,999	8.91
$15.01 - $16.59	109,150	4.7 years	15.62	109,150	15.62

	3,532,245	7.6 years	$4.34	1,682,031	$5.52

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.50%	3.15%
Expected lives (in years)	7.0	7.0
Expected dividend yield	None	None
Expected volatility	100.00%	100.00%
Total stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 was as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2009	2008
Sales and marketing	$183	$240
General and administrative	236	339
Research and development	67	71

Total stock-based compensation expense	$486	$650

Basic and diluted net stock-based compensation expense per share	$0.03	$0.05

10. Warrants:
There was no warrant activity during the three months ended March 31, 2009.
The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2009:

	Warrants Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	867,662	2.9 years	$4.36
$5.00 - $5.99	867,662	2.9 years	5.17
$7.00 - $7.99	537,373	3.3 years	7.89
$9.00 - $9.99	537,373	3.3 years	9.26
$10.00 - $19.99	315,750	0.6 years	10.00
$20.00 - $25.53	164,400	0.8 years	25.53

	3,290,220	2.7 years	$7.55

11. Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The stock repurchase program authorizes Local.com to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the three months ended March 31, 2009, we repurchased 99,065 shares of common stock at an average price of $2.40 per share. Total cash consideration for the repurchased stock was $237,000. The remaining authorization under the stock repurchase program is approximately $1.8 million.
12. Subsequent events
During April 2009 and May 2009, we repurchased 32,174 shares of common stock at an average price of $3.08 per share under the board-approved stock repurchase program. Total cash consideration for the repurchased stock was approximately $99,000. The remaining authorization under the share repurchase program after the April 2009 repurchases is approximately $1.7 million.
On April 16, 2009, we entered into Amendment No. 4 to the Yahoo! Publisher Network Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward- looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors, including those described or referred to in Item 1A of Part II of this Quarterly Report. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2008 and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.
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
In August 2005, we launched Local.com, a consumer facing destination website specializing in local search services. Local.com uses a combination of our proprietary Keyword DNA™ and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings.
On February 18, 2009 we purchased 11,754 website hosting accounts from LaRoss Partners, Inc. (“LaRoss”) for $1,175,000 in cash. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations for us for a percentage of future collected billing revenues. The acquisition of the website hosting accounts adds to our base of small business customers and provides a new online service offering from Local.com that is expected to generate revenue and profits immediately.
On March 9, 2009 we purchased 14,185 local business advertising subscribers from LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc. for a cash payment of $3,092,000. The acquisition of this base of advertisers increases our base of customers to nearly 30,000, diversifies our revenue stream and provides a platform for future revenue growth.
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
We believe the market for Internet advertising and specifically paid-search services will continue to grow. According to a November 2008 study, Borrell Associates, Inc. estimates that the local search market in the United States will grow to $13.8 billion by 2012. We believe that local businesses, those that principally serve consumers within a fifty mile radius of their location, many of which are small and medium sized enterprises, have not been adequately served by the paid-search industry. Our Local.com website is designed to address this market, which we believe will provide an opportunity for increased revenue from click-throughs on the sponsored listings of local businesses.

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
Sources of Revenue
We generate revenue primarily from direct and indirect advertiser relationships. We generate revenue primarily on our Local.com website and private label network from:
•	click-throughs on sponsored listings;

•	display of banner advertisements;

•	subscription advertiser listing; and

•	subscription web hosting services.
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
We advertise on other search engine websites, primarily google.com, but also yahoo.com, msn.com, ask.com, Intelius, whitepages.com, and several other specialized sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three month period ending March 31, 2009, approximately 55% of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2009, advertising costs to drive consumers to our Local.com website were $6.0 million of which $4.5 million was paid to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results may suffer.
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
We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisement with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and on our private label network. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19), and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.
Allowance for Doubtful Accounts
Our management estimates the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due.
As of March 31, 2009, one customer represented 78% of our total accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes this customer will continue to do so.
Stock Based Compensation
We account for stock based compensation in accordance with SFAS No. 123R.
Total stock-based compensation expense recognized for the three months ended March 31, 2009 and 2008 is as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2009	2008
Sales and marketing	$183	$240
General and administrative	236	339
Research and development	67	71

Total stock-based compensation expense	$486	$650

Basic and diluted net stock-based compensation expense per share	$0.03	$0.05

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%

Operating Expenses:
Search serving	10.0	16.4
Sales and marketing	83.6	86.4
General and administrative	21.3	16.3
Research and development	7.7	9.9
Amortization and write-down of intangibles	3.2	3.6

Total operating expenses	125.8	132.7

Operating loss	(25.8)	(32.7)

Interest and other income (expense)	0.0	1.5

Loss before income taxes	(25.8)	(31.2)

Provision for income taxes	0.0	0.0

Net loss	(25.8)%	(31.2)%

Three months ended March 31, 2009 and 2008
Revenue (dollars in thousands)

	Three Months Ended March 31,
		Percent of		Percent of
		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change
Local domestic	$10,828	97.9%	$8,038	90.9%	34.7%
Local international	131	1.2%	138	1.6%	(5.1)%

Total local	10,959	99.1%	8,176	92.5%	34.0%
National	105	0.9%	666	7.5%	(84.2)%

Total revenue	$11,064	100.0%	$8,842	100.0%	25.1%

Local domestic revenue for the three months ended March 31, 2009 increased $2.8 million, or 34.7%, compared to the same period in 2008. The increase in revenue is primarily due to increased traffic at our website and increased monetization as our revenue per thousand visitors (RKV) increased to $246 for the three months ended March 31, 2009 from $228 for the three months ended March 31, 2008. The increase in traffic at our website is the result of higher marketing expense to attract users to Local.com as well as increased organic search traffic over the same period. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing. Local domestic revenue also benefited from the LaRoss and LiveDeal transactions that closed in February and March 2009, respectively.
Our Local.com international revenue for the three months ended March 31, 2009 decreased $7,000, or 5.1%, compared to the same period in 2008. The decrease in revenue is primarily due to decreased traffic which produced a lower number of click-throughs. In April 2009, we discontinued local international advertising. The U.S. Local.com site will utilize the search serving assets previously dedicated to support international revenue.

National revenue for the three months ended March 31, 2009 decreased $561,000, or 84.2%, compared to the same period in 2008. The decrease in revenue is primarily due to a decrease in revenue-generating click-throughs as we utilized fewer resources to operate national search in order to focus on local search.
Based on the above, total revenue for the three months ended March 31, 2009, increased to $11.1 million from $8.8 million for the three months ended March 31, 2008 an increase of $2.2 million, or 25.1%.
The following table identifies our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Across all	Local.com	Across all	Local.com
Customer	product lines	website only	product lines	website only
Yahoo! Inc.	51.4%	44.6%	54.2%	47.5%
Idearc Media Corp.	18.5%	13.5%	15.8%	14.5%
On March 31, 2009, Idearc announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Idearc also announced that it has reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Idearc announced it maintains substantial cash balances and continues to generate positive cash flow, and has reached an agreement on use of cash collateral. Idearc expects to operate business as usual throughout its restructuring process, with no interruption in the solutions and services it provides. At March 31, 2009 we did not have any accounts receivable outstanding with Idearc.
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
		Percent of		Percent of
		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change
Search serving	$1,109	10.0%	$1,453	16.4%	(23.7)%
Sales and marketing	9,250	83.6%	7,643	86.4%	21.0%
General and administrative	2,352	21.3%	1,443	16.3%	63.0%
Research and development	856	7.7%	878	9.9%	(2.5)%
Amortization and write-down of intangibles	355	3.2%	318	3.6%	11.6%

Total operating expenses	$13,922	125.8%	$11,735	132.7%	18.6%

Search serving
Search serving expenses for the three months ended March 31, 2009 decreased by $0.3 million, or 23.7%, compared to the same period in 2008. The decrease was primarily due to decreased revenue share payments related to National revenue, partially offset by higher costs to increase our network bandwidth and an increase in our revenue share payments to our private label network partners. As we are projecting growth during 2009, particularly in our private label network, we expect our search serving expense to increase from current levels.
Sales and marketing
Sales and marketing expenses for the three months ended March 31, 2009 increased by $1.6 million, or 21.0%, compared to the same period in 2008. The increase was primarily due to an increase in advertising costs associated with driving consumers to our Local.com website. We have also increased our sales efforts by establishing outsourced telesales partners. We expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.
Sales and marketing expenses were 83.6% and 86.4% of total revenue for the three months ended March 31, 2009 and 2008, respectively. The decrease in percentage was due to a greater return on our consumer-driving advertising costs and an increase in the amount organic traffic, which typically yields revenue without sales and marketing costs.
General and administrative
General and administrative expenses for the three months ended March 31, 2009 increased by $0.9 million, or 63.0%, compared to the same period in 2008. The increase was primarily due to $658,000 of non-recurring charges including acquisition-related charges and change in officer. The increase is also attributable to higher transaction processing costs due to higher revenues related to our subscription-based revenues.
Research and development
Research and development expenses for the three months ended March 31, 2009 decreased by $22,000, or 2.5%, essentially flat compared to the same period in 2008. We expect research and development expenses to continue at the same level.
Amortization of intangibles
Amortization of intangibles expense was $355,000 and $318,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization will increase in 2009 due to the LaRoss and LiveDeal acquisitions of customer-related intangible assets. The LaRoss and LiveDeal customer-related intangible assets of $1,113,000 and $3,092,000, respectively, will be amortized over two years.
Interest and other income (expense), net
Interest and other income (expense) was $3,000 and $135,000 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $132,000. The decrease is due to a decrease in cash over the same period, coupled with a decline in interest rates. We expect interest and other income (expense) to continue at the same level.
Provision for income taxes
Provision for income taxes was $1,000 for the three months ended March 31, 2009 and 2008, respectively. These amounts represent the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$11,076	$12,142

Working capital	$4,387	$10,837

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$3,651	$(1,508)
Net cash (used in) provided by investing activities	$(4,480)	$2,004
Net cash used in financing activities	$(237)	$(12)
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $11.1 million as of March 31, 2009 and $12.1 million as of December 31, 2008. We had working capital of $4.4 million as of March 31, 2009 and $10.8 million as of December 31, 2008.
Net cash provided by operations was $3.7 million for the three months ended March 31, 2009. Net loss adjusted for non-cash charges used cash of $1.8 million. Changes in operating assets and liabilities provided cash of $5.4 million, the largest component of which represents an increase in deferred revenue related to a prepayment from a significant customer.
Net cash used by operations was $1.5 million for the three months ended March 31, 2008, primarily from the net loss adjusted for non-cash items.
There are four primary drivers that affect cash used in operations: net income; non-cash adjustments to net income; changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2009 the terms of our accounts receivable and accounts payable remained unchanged; although, as noted above, we received a prepayment from a significant customer in the first quarter of 2009, increasing deferred revenue by $3.4 million from December 31, 2008.

The table below substantiates the change in net cash provided by (used in) operating activities for the quarters ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Net loss	$(2,856)	$(2,759)	$(97)
Non-cash(1)	1,086	1,211	(125)

Subtotal	(1,770)	(1,548)	(222)
Deferred revenue	3,400	(50)	3,450
AR, AP and Other	2,021	90	1,931

Net cash provided by (used in) operations	$3,651	$(1,508)	$5,159

(1)	— Includes depreciation, amortization, non-cash expense related to stock option issuances and provision for doubtful accounts.
Net cash used in investing activities was $4.5 million for the three months ended March 31, 2009 and consisted of capital expenditures of $163,000 and purchases of customer-related intangible assets from LaRoss and LiveDeal totaling $4.3 million. The $50,000 increase in restricted cash represents a payment into an escrow account in connection with the LiveDeal transaction. Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2008 and consisted primarily of proceeds from the sale of marketable securities of $2.0 million.
Net cash used in financing activities was $237,000 for the three months ended March 31, 2009 for the repurchase of common stock. During the three months ended March 31, 2008, we used $12,000 net cash in financing activities as we paid $15,000 for financing related costs and received $3,000 from swing-sale profits.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The share repurchase program authorizes Local.com to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the three months ended March 31, 2009, we repurchased 99,065 shares of common stock at an average price of $2.40 per share. Total cash consideration for the repurchased stock was $237,000. At March 31, 2009, the remaining authorization under the stock repurchase program is approximately $1.8 million.
During April 2009 and May 2009, we repurchased 32,174 shares of common stock at an average price of $3.08 per share under the board-approved stock repurchase program. Total cash consideration for the repurchased stock was $99,000. The remaining authorization under the share repurchase program after the April 2009 repurchases is approximately $1.7 million.
Recent Accounting Pronouncements
See Note 1 — “The Company and Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.
Item 1A. Risk Factors
Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:
One of our significant advertising partners filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
On March 31, 2009, Idearc announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Idearc also announced that it has reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Idearc announced it maintains substantial cash balances and continues to generate positive cash flow, and has reached an agreement on use of cash collateral. Idearc expects to operate business as usual throughout its restructuring process, with no interruption in the solutions and services it provides. At March 31, 2009 we did not have any accounts receivable outstanding with Idearc. Should Idearc not be able to successfully restructure and emerge from bankruptcy and we lose them as an advertiser it would harm our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the three months ended March 31, 2009 was as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of a	Yet be Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased (1)	per Share	Program	(in 000s) (1)
January 1 — January 31, 2009	—	$—	—	$2,000
February 1 — February 28, 2009	—	$—	—	$2,000
March 1 — March 31, 2009	99,065	$2.40	99,065	$1,763

Total	99,065	$2.40	99,065

(1)	The shares repurchased in the three months ended March 31, 2009 were under our stock repurchase program that was announced in October 2008 with an authorized level of $2.0 million. This program will expire in April 2010.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description

10.1 (1)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2 (2)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3 (2)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4 (3)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5 (4)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(2)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(3)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
May 8, 2009 Date	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

/s/ Brenda Agius
Brenda Agius
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1 (1)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2 (2)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3 (2)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4 (3)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5 (4)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(2)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(3)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on From 8-K, filed with the Securities and Exchange Commission on March 12, 2009.