Form 10-Q
period 2009-06-30
LOCAL.COM
filed 2009-08-10
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009 there were 14,329,265 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$12,142
Restricted cash	81	31
Accounts receivable, net of allowances of $213 and $60, respectively	7,619	5,270
Prepaid expenses and other current assets	238	374

Total current assets	14,664	17,817

Property and equipment, net	1,377	1,073
Goodwill	13,231	13,231
Intangible assets, net	5,269	2,158
Long-term restricted cash	35	35
Deposits	12	12

Total assets	$34,588	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,160	$5,608
Accrued compensation	1,163	545
Deferred rent	137	199
Other accrued liabilities	1,015	564
Deferred revenue	217	64

Total liabilities, all current	9,692	6,980

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,329,265 and 14,446,107 issued and outstanding, respectively	—	—
Additional paid-in capital	85,880	85,141
Accumulated deficit	(60,984)	(57,795)

Stockholders’ equity	24,896	27,346

Total liabilities and stockholders’ equity	$34,588	$34,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$13,726	$9,646	$24,790	$18,488

Operating Expenses:
Search serving	1,011	1,320	2,120	2,773
Sales and marketing	9,153	7,900	18,403	15,543
General and administrative	2,437	1,400	4,789	2,842
Research and development	735	755	1,591	1,632
Amortization of intangibles	724	280	1,079	598

Total operating expenses	14,060	11,655	27,982	23,388

Operating loss	(334)	(2,009)	(3,192)	(4,900)

Interest and other income (expense), net	1	84	4	218

Loss before income taxes	(333)	(1,925)	(3,188)	(4,682)

Provision for income taxes	—	—	1	1

Net loss	$(333)	$(1,925)	$(3,189)	$(4,683)

Per share data:

Basic net loss per share	$(0.02)	$(0.14)	$(0.22)	$(0.33)

Diluted net loss per share	$(0.02)	$(0.14)	$(0.22)	$(0.33)

Basic weighted average shares outstanding	14,332	14,242	14,382	14,223
Diluted weighted average shares outstanding	14,332	14,242	14,382	14,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(333)	$(1,925)	$(3,189)	$(4,683)
Other comprehensive income (loss):

Net unrealized gain (loss) on marketable securities	—	1	—	1

Total comprehensive loss	$(333)	$(1,924)	$(3,189)	$(4,682)

Supplemental comprehensive income (loss) information:

Net unrealized gain (loss) on marketable securities	$—	$1	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,189)	$(4,683)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,391	1,036
Provision for doubtful accounts	175	10
Stock-based compensation expense	1,035	1,223
Changes in operating assets and liabilities:
Accounts receivable	(2,462)	(1,553)
Prepaid expenses and other	136	164
Accounts payable and accrued liabilities	2,559	1,214
Deferred revenue	153	(89)

Net cash used in operating activities	(202)	(2,678)

Cash flows from investing activities:
Capital expenditures	(616)	(98)
Proceeds from sales of marketable securities	—	2,000
Increase in restricted cash	(50)	—
Purchases of intangible assets	(4,252)	2

Net cash (used in) provided by investing activities:	(4,918)	1,904

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	—	112
Exercise of options	40	158
Repurchases of common stock	(336)	—
Swing sale profit contribution	—	3
Payment of financing related costs	—	(20)

Net cash (used in) provided by financing activities	(296)	253

Net decrease in cash and cash equivalents	(5,416)	(521)
Cash and cash equivalents, beginning of period	12,142	14,258

Cash and cash equivalents, end of period	$6,726	$13,737

Supplemental Cash Flow Information:
Interest paid	$2	$—

Income taxes paid	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
Local.com Corporation, a Delaware corporation, is a provider of local search services on the Internet, both on our flagship web property, Local.com, as well as on our Local Syndication Network of regional media sites for which we provide business directories and associated services. A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide proprietary search results using our patented technologies, and monetize those search results by placing sponsored listings on the search results page. Our sponsored listings are typically comprised of subscription, cost-per-click, cost-per-call, and display ads from our own direct advertisers and third-party advertiser sources. A portion of these consumers interact with those sponsored listings, thereby generating ad revenue.
Principles of consolidation and basis of presentation
Our financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated.
The unaudited interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Accounting Standards Adopted
In May 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. We adopted the provisions of SFAS No. 165 during the second quarter of 2009. The adoption did not have an impact on our statements of operations or statement of financial position. In accordance with the provisions of SFAS No. 165, we have evaluated all subsequent events that occurred through August 10, 2009, the date the financial statements were issued.

2. Purchase of customer-related intangible assets
On February 18, 2009 we purchased 11,754 website hosting subscribers from LaRoss Partners, Inc. (“LaRoss”) for $1,175,000 in cash. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations for us for a percentage of future collected billing revenues. The acquisition of the website hosting accounts adds to our base of small business customers and provides a new online service offering. We analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs paid to LaRoss. The purchase price was allocated $1,098,000 to customer-related intangible assets amortized over two years and $77,000 to accounts receivable.
On March 9, 2009 we purchased 14,185 local business listing subscribers from LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc. for a cash payment of $3,092,000. The acquisition of this base of advertisers increases our base of customers to over 27,000, diversifies our revenue stream and provides a platform for future revenue growth. The purchase price was allocated to customer-related intangibles assets and will be amortized over two years.
3. Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at June 30, 2009 was $1,935,000. Accumulated amortization at December 31, 2008 was $1,712,000.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2009 was $13,000. Accumulated amortization at December 31, 2008 was $9,000.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at June 30, 2009 was $294,000. Accumulated amortization at December 31, 2008 was $223,000.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over two to five years. Accumulated amortization at June 30, 2009 was $1,077,000. Accumulated amortization at December 31, 2008 was $296,000.
Intangible assets, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Developed technology	$2,233	$2,233
Non-compete agreements	13	13
Customer-related	5,210	1,020
Patents	431	431
Domain name — indefinite life	701	701

	8,588	4,398
Less accumulated amortization	(3,319)	(2,240)

Intangible assets, net	$5,269	$2,158

4. Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. We performed the annual impairment analysis as of December 31, 2008 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of non-amortized assets.

5. Web site development costs and computer software developed for internal use
U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three and six months ended June 30, 2009, we capitalized an additional $413,000 and $540,000, respectively, related to web site development. Amortization of capitalized web site costs was $88,000 and $148,000, respectively, for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, we did not capitalize any expenses related to web site development. Amortization of capitalized web site costs was $70,000 and $140,000, respectively, for the three and six months ended June 30, 2008. Capitalized web site costs are included in property and equipment, net.
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
For the three and six months ended June 30, 2009, potentially dilutive securities, which consist of options to purchase 3,693,992 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 3,339,745 shares of common stock at prices ranging from $2.31 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
For the three and six months ended June 30, 2008, potentially dilutive securities, which consist of options to purchase 2,830,057 shares of common stock at prices ranging from $2.00 to $16.59 per share, warrants to purchase 3,434,282 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(333)	$(1,925)	$(3,189)	$(4,683)

Denominator:
Denominator for basic calculation weighted average shares	14,332	14,242	14,382	14,223
Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	14,332	14,242	14,382	14,223

Net loss per share:
Basic net loss per share	$(0.02)	$(0.14)	$(0.22)	$(0.33)

Diluted net loss per share	$(0.02)	$(0.14)	$(0.22)	$(0.33)

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Furniture and fixtures	$210	$203
Office equipment	132	132
Computer equipment	1,459	1,392
Computer software	2,302	1,760
Leasehold improvements	583	583

	4,686	4,070
Less accumulated depreciation and amortization	(3,309)	(2,997)

Property and equipment, net	$1,377	$1,073

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$3	$84	$8	$218
Interest expense	(2)		(4)

Interest and other income (expense), net	$1	$84	$4	$218

8. Credit facility
On June 26, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Square 1 Bank. The Agreement provides us with a revolving credit facility of up to $10 million (the “Facility”). Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $10 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on June 25, 2010. Prior to the expiration of the Facility and subject to meeting certain conditions set forth in the Agreement, we may convert any portion of the Non-Formula Revolving Line (up to $3 million) to a two year term loan. As of August 10, 2009, we have not borrowed under the Facility.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Agreement.
Except as otherwise set forth in the Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees payable to Square 1 Bank of approximately $55,000.
The Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square 1 Bank has certain rights and remedies under the Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.
9. Operating information
We have one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the enterprise wide disclosure requirements of U.S. GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue by geographic region:
United States	$13,725	$9,471	$24,658	$18,175
Europe	1	175	132	313

	$13,726	$9,646	$24,790	$18,488

Total revenue

Revenue by product:
Pay-per-click (PPC)	$10,753	$8,877	$20,014	$16,953
Local promote (subscription)	2,323	272	3,616	454
Banner advertisement	634	419	1,122	903

Local connect (license) (1)	16	78	38	178

Total revenue	$13,726	$9,646	$24,790	$18,488

(1)	This includes software and patent licensing fees.

10. Stock-based compensation
Stock option activity under the equity incentive plans during the six months ended June 30, 2009 was as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic Value
	Shares	Price	(in thousands)
Outstanding at December 31, 2008	3,070,790	$4.87
Granted	782,816	1.95
Exercised	(14,397)	2.80
Cancelled	(145,217)	4.51

Outstanding at June 30, 2009	3,693,992	$4.27	$1,806

Exercisable at June 30, 2009	1,750,025	$5.48	$237

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2009 and 2008 was $1.51 and $3.89 per option, respectively.
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2009 and 2008 was $5,000 and $156,000, respectively.
The following table summarizes information regarding options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Price	Shares	Life	Exercise Price	Shares	Exercise Price
$1.01 – $2.00	868,202	9.1 years	$1.59	92,496	$1.71
$2.01 – $3.00	206,161	7.2 years	2.27	70,428	2.25
$3.01 – $4.00	870,488	6.3 years	3.71	604,522	3.73
$4.01 – $5.00	1,105,147	8.2 years	4.67	371,426	4.62
$5.01 – $6.00	115,959	6.1 years	5.70	109,206	5.70
$6.01 – $7.00	108,773	4.8 years	6.41	106,021	6.40
$7.01 – $8.00	190,112	6.2 years	7.51	187,610	7.52
$8.01 – $10.00	120,000	6.8 years	8.76	99,166	8.88
$15.01 – $16.59	109,150	4.4 years	15.62	109,150	15.62

	3,693,992	7.5 years	$4.27	1,750,025	$5.48

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.42%	3.49%	2.25%	3.47%
Expected lives (in years)	7.0	7.0	7.0	7.0
Expected dividend yield	None	None	None	None
Expected volatility	100.00%	100.00%	100.00%	100.00%
Total stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales and marketing	$185	$234	$368	$474
General and administrative	296	286	532	626
Research and development	68	52	135	123

Total stock-based compensation expense	$549	$572	$1,035	$1,223

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.07	$0.09

11. Warrants:
Warrant activity for the six months ended June 30, 2009 was as follows:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at December 31, 2008	3,290,220	$7.55
Issued	49,525	2.31
Exercised	—	—
Expired	—	—

Outstanding at June 30, 2009	3,339,745	$7.47

Exercisable at June 30, 2009	3,290,220	$7.55

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2009:

	Warrants Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$2.00 – $3.99	49,525	1.8 years	$2.31
$4.00 – $4.99	867,662	2.7 years	4.36
$5.00 – $5.99	867,662	2.7 years	5.17
$7.00 – $7.99	537,373	3.1 years	7.89
$9.00 – $9.99	537,373	3.1 years	9.26
$10.00 – $19.99	315,750	0.3 years	10.00
$20.00 – $25.53	164,400	0.5 years	25.53

	3,339,745	2.5 years	$7.47

12. Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The stock repurchase program authorizes us to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the six months ended June 30, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. The remaining authorization under the stock repurchase program is approximately $1.7 million.

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
Overview
We provide local search services on the Internet, both on our flagship property, Local.com, as well as on our associated Local Syndication Network (“LSN”) of regional media sites, including the websites for local and regional newspapers, television and radio stations, for which we provide business directories and associated services. Over 60 million consumers visited Local.com or our LSN during the second quarter, 2009.
A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide search results on our site and LSN using our proprietary technologies, for which we have received three patents. We have an additional 12 patents pending in various areas of local and mobile search.
Consumers conducting local searches typically convert into buying customers at a higher rate than other type of online searchers, because the addition of a location modifier within a search request typically indicates that the consumer is further along in the buying process, and therefore more apt to complete a transaction. As a result, advertisers are willing to pay to present their business listings alongside our search results on our site and network in order to direct that consumer and potential transaction towards the advertiser.
The placement of sponsored listings from advertisers alongside our search results provides us with an effective way to monetize our search traffic. Our sponsored listings are typically comprised of fixed price subscription from our own direct advertisers, and variable price cost-per-click, cost-per-call, and display ads from third-party advertiser sources such as Yahoo and Idearc, our two largest advertiser partners. A portion of consumers interact with sponsored listings on our search results page, which in turn generates either direct ad revenue for us, or ad revenue for our partners, who in turn share those revenues with us.
Recent Developments
During February and March 2009, we purchased 11,754 website hosting subscribers from LaRoss Partners, Inc. and 14,185 local business listing subscribers from LiveDeal, Inc. and its wholly owned subsidiary, Telco Billing, Inc. The acquisition of the website hosting and local business listing subscribers adds to our base of small business customers, provides us with a new product to offer small businesses, and diversifies our revenue stream.
On June 26, 2009, we entered into a Loan and Security Agreement with Square 1 Bank, which provides us with a revolving credit facility of up to $10 million, subject to the particular terms of the Agreement, including certain formula criteria for determining loan availability. We intend that the loan facility will primarily be used for expansion via potential acquisitions and to fund expected strategic growth initiatives.

Outlook for Our Business
Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.
According to a November 2008 study, Borrell Associates, Inc. estimates that the local search market in the United States will grow to $13.8 billion by 2012. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.
We believe that local search will be an increasingly significant segment of the online advertising industry. Although search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Our Local.com website and LSN are designed to serve this market of consumers and advertisers, which we believe will provide an opportunity for growth from increased local search volumes by consumers, as well as increased competition by advertisers to display their ad listings in front of those consumers.
Local search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share.
Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on acceptance of our services, the growth of the paid-search market and competition from other providers of local search, and paid-search technologies and services.
We have increased our operating expenses, mainly sales and marketing expenses to advertise and bring users (traffic) to our Local.com website. We will also continue to increase our sales and marketing expenses to promote our Local.com website.
Sources of Revenue
We generate revenue primarily on our Local.com website and LSN from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;
•	calls to cost-per-call advertiser listings;
•	lead generation;
•	banner ads;
•	subscription advertiser listing; and
•	subscription web hosting services.
Operating Expenses
Search Serving
Search serving expenses consist primarily of revenue-sharing payments that we make to our LSN partners, and to a lesser extent, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services. As we continue to experience growth, we expect our search serving expense to increase proportionally.
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
We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the six month period ending June 30, 2009, approximately 55% of our overall traffic was purchased from other search engine websites. During the six months ended June 30, 2009, advertising costs to drive consumers to our Local.com website were $12.1 million of which $8.2 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results may suffer materially.

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
As of June 30, 2009, one customer represented 51% of our total accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes this customer will continue to do so.

Stock Based Compensation
We account for stock based compensation in accordance with SFAS No. 123R.
Total stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales and marketing	$185	$234	$368	$474
General and administrative	296	286	532	626
Research and development	68	52	135	123

Total stock-based compensation expense	$549	$572	$1,035	$1,223

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.07	$0.09

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Search serving	7.4	13.7	8.6	15.0
Sales and marketing	66.7	81.9	74.2	84.1
General and administrative	17.8	14.5	19.3	15.4
Research and development	5.4	7.8	6.4	8.8
Amortization and write-down of intangibles	5.3	2.9	4.4	3.2

Total operating expenses	102.4	120.8	112.9	126.5

Operating loss	(2.4)	(20.8)	(12.9)	(26.5)

Interest and other income (expense)	0.0	0.9	0.0	1.2

Loss before income taxes	(2.4)	(20.0)	(12.9)	(25.3)

Provision for income taxes	—	—	0.0	0.0

Net loss	(2.4)%	(20.0)%	(12.9)%	(25.3)%

Three and six months ended June 30, 2009 and 2008
Revenue (dollars in thousands)

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Local domestic	$13,512	98.4%	$9,150	94.9%	47.7%	$24,340	98.2%	$17,188	93.0%	41.6%
Local international	1	0.0%	175	1.8%	(99.4)%	132	0.5%	313	1.7%	(57.8)%

Total local	13,513	98.4%	9,325	96.7%	44.9%	24,472	98.7%	17,501	94.7%	39.8%
National	213	1.6%	321	3.3%	(33.6)%	318	1.3%	987	5.3%	(67.8)%

Total revenue	$13,726	100.0%	$9,646	100.0%	42.3%	$24,790	$100%	$18,488	100.0%	34.1%

Local domestic revenue for the three and six months ended June 30, 2009 increased 47.7% and 41.6%, respectively, compared to the same periods in 2008. The increase in revenue is primarily due to increased traffic at our website and increased monetization as our revenue per thousand visitors (RKV) increased to $285 and $266 for the three and six months ended June 30, 2009, respectively, from $254 and $241 for the three and six months ended June 30, 2008, respectively. The increase in traffic at our website is the result of higher marketing expense to attract users to our Local.com website as well as increased organic search traffic over the same period. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing. Local domestic revenue also benefited from the subscriber acquisitions during February and March 2009.

Our local international revenue for the three and six months ended June 30, 2009 decreased 99.4% and 57.8%, respectively, compared to the same periods in 2008. The decrease in revenue is primarily due to discontinued local international advertising since April 2009. The U.S. Local.com site will utilize the search serving assets previously dedicated to support international revenue.
National revenue for the three and six months ended June 30, 2009 decreased 33.6% and 67.8%, respectively, compared to the same periods in 2008. The decrease in revenue is primarily due to a decrease in revenue-generating click-throughs as we utilized fewer resources to operate national search in order to focus on local search growth.
Based on the above, total revenue for the three and six months ended June 30, 2009, increased 42.3% and 34.1%, respectively, compared to the same periods in 2008.
The following table identifies our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue				Percentage of Total Revenue
	Three Months Ended June 30,				Six Months Ended June 30, 2009
	2009		2008		2009		2008
	Across all	Local.com	Across all	Local.com	Across all	Local.com	Across all	Local.com
Customer	product lines	website only	product lines	website only	product lines	website only	product lines	website only
Yahoo! Inc.	42.9%	37.7%	51.9%	44.0%	46.7%	40.7%	53.0%	45.7%
Idearc Media Corp.	23.7%	15.6%	23.0%	20.4%	21.4%	14.7%	19.6%	17.6%
On March 31, 2009, Idearc announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Idearc also announced that it has reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Idearc announced it maintains substantial cash balances and continues to generate positive cash flow, and has reached an agreement on use of cash collateral. Idearc expects to operate business as usual throughout its restructuring process, with no interruption in the solutions and services it provides. At June 30, 2009 we did not have any accounts receivable outstanding with Idearc.
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Search serving	$1,011	7.4%	$1,320	13.7%	(23.4)%	$2,120	8.6%	$2,773	15.0%	(23.5)%
Sales and marketing	9,153	66.7%	7,900	81.9%	15.9%	18,403	74.2%	15,543	84.1%	18.4%
General and administrative	2,437	17.8%	1,400	14.5%	74.1%	4,789	19.3%	2,842	15.4%	68.5%
Research and development	735	5.4%	755	7.8%	(2.6)%	1,591	6.4%	1,632	8.8%	(2.5)%
Amortization and write-down of intangibles	724	5.3%	280	2.9%	158.6%	1,079	4.4%	598	3.2%	80.4%

Total operating expenses	$14,060	102.4%	$11,655	120.8%	20.6%	$27,982	112.9%	$23,388	126.5%	19.6%

Search serving
Search serving expenses for the three and six months ended June 30, 2009 decreased by 23.4% and 23.5%, respectively, compared to the same periods in 2008. The decrease was primarily due to decreased revenue share payments related to National revenue, partially offset by higher costs to increase our network bandwidth and an increase in our revenue share payments to our LSN partners. Due to projected growth of our LSN during 2009, we expect our search serving expense to increase from current levels.
Sales and marketing
Sales and marketing expenses for the three and six months ended June 30, 2009 increased by 15.9% and 18.4%, respectively, compared to the same period in 2008. The increase was primarily due to an increase in advertising costs associated with driving more consumers to our Local.com website. We have also increased our sales efforts by establishing outsourced telesales partners. We expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.
Sales and marketing expenses as a percentage of total revenue decreased to 66.7% from 81.9% for the three months ended June 30, 2009 and 2008, respectively, and decreased to 74.2% from 84.1% for the six months ended June 30, 2009 and 2008, respectively. The decrease in percentage was due to a greater return on our consumer-driving advertising costs and an increase in the amount organic traffic, which typically yields revenue without sales and marketing costs.

General and administrative
General and administrative expenses for the three and six months ended June 30, 2009 increased by 74.1% and 68.4%, respectively, compared to the same periods in 2008. The increase is attributable to higher transaction processing costs due to higher revenues related to our subscription-based customer relationships. For the six month period, the increase was also due to $658,000 of non-recurring charges including acquisition-related charges and change in officer recognized in the first quarter of 2009. The increases in general and administrative expenses were partially offset by a $138,000 gain on a contract settlement in the second quarter of 2009.
Research and development
Research and development expenses for the three and six months ended June 30, 2009 decreased by 2.6% for both periods, essentially flat compared to the same periods in 2008.
Amortization of intangibles
Amortization of intangibles expense was $724,000 and $1.1 million for the three and six months ended June 30, 2009, compared to $280,000 and 598,000 for the three and six months ended June 30, 2008, respectively. Amortization will increase in 2009 due to the LaRoss and LiveDeal subscriber acquisitions of customer-related intangible assets. These customer-related intangible assets of $1,098,000 and $3,092,000, respectively, will be amortized over two years.
Interest and other income (expense), net
Interest and other income (expense) was $1,000 and $84,000 for the three months ended June 30, 2009 and 2008, respectively, and $4,000 and $218,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease is due to a decrease in cash over the same period, coupled with a decline in interest rates. We expect interest and other income (expense) to continue at the same level.
Provision for income taxes
Provision for income taxes was $1,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts represent the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$6,726	$12,142

Working capital	$4,972	$10,837

Cash flow highlights (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$(202)	$(2,678)
Net cash (used in) provided by investing activities	$(4,918)	$1,904
Net cash used in financing activities	$(296)	$253
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $6.7 million as of June 30, 2009 and $12.1 million as of December 31, 2008. We had working capital of $4.9 million as of June 30, 2009 and $10.8 million as of December 31, 2008. Additionally, pursuant to the Loan and Security Agreement with Square 1 Bank that we entered into on June 26, 2009, as further discussed below, we have established a revolving credit facility of up to $10 million, based on certain formulas.

Net cash used in operating activities was $202,000 for the six months ended June 30, 2009. Net loss adjusted for non-cash charges used cash of $588,000. Changes in operating assets and liabilities provided cash of $386,000.
Net cash used in operating activities was $2.7 million for the six months ended June 30, 2008, primarily from the net loss adjusted for non-cash items.
There are four primary drivers that affect cash used in operations: net income; non-cash adjustments to net income; changes in accounts receivable; and changes in accounts payable. For the six months ended June 30, 2009 the terms of our accounts receivable and accounts payable remained unchanged; although, as noted above, we received a prepayment from a significant customer in the first quarter of 2009, increasing deferred revenue by $153,000 from December 31, 2008.
The table below substantiates the change in net cash provided by (used in) operating activities for the quarters ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008	Change
Net loss	$(3,189)	$(4,683)	$1,494
Non-cash(1)	2,601	2,269	332

Subtotal	(588)	(2,414)	1,826
Deferred revenue	153	(89)	242
AR, AP and Other	233	(175)	408

Net cash provided by (used in) operations	$(202)	$(2,678)	$2,476

(1)	Includes depreciation, amortization, non-cash expense related to stock option issuances and provision for doubtful accounts.
Net cash used in investing activities was $4.9 million for the six months ended June 30, 2009 and consisted of capital expenditures of $616,000 and purchases of customer-related intangible assets from LaRoss and LiveDeal subscriber acquisitions totaling $4.3 million. The $50,000 increase in restricted cash represents a payment into an escrow account in connection with the LiveDeal subscriber acquisition. Net cash provided by investing activities was $1.9 million for the six months ended June 30, 2008 and consisted primarily of proceeds from the sale of marketable securities of $2.0 million.
Net cash used in financing activities was $296,000 for the six months ended June 30, 2009 primarily for the repurchase of common stock. During the six months ended June 30, 2008, net cash provided by financing activities was $253,000 primarily from the proceeds from exercise of stock options and warrants.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Credit facility
On June 26, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Square 1 Bank. The Agreement provides us with a revolving credit facility of up to $10 million (the “Facility”). Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $10 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on June 25, 2010. Prior to the expiration of the Facility and subject to meeting certain conditions set forth in the Agreement, we may convert any portion of the Non-Formula Revolving Line (up to $3 million) to a two year term loan. As of August 10, 2009, we have not borrowed under the Facility.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Agreement.
Except as otherwise set forth in the Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees payable to Square 1 Bank of approximately $55,000.

The Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square 1 Bank has certain rights and remedies under the Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.
Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The share repurchase program authorizes us to repurchase shares over the next 18 months, from time to time, through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the six months ended June 30, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. The remaining authorization under the stock repurchase program is approximately $1.7 million.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 31, 2009, Idearc announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Idearc also announced that it has reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Idearc announced it maintains substantial cash balances and continues to generate positive cash flow, and has reached an agreement on use of cash collateral. Idearc expects to operate business as usual throughout its restructuring process, with no interruption in the solutions and services it provides. At June 30, 2009 we did not have any accounts receivable outstanding with Idearc. Should Idearc not be able to successfully restructure and emerge from bankruptcy and we lose them as an advertiser it would harm our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the six months ended June 30, 2009 was as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			Part of a	Yet be Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased (1)	per Share	Program	(in 000s) (1)
January 1 — January 31, 2009	—	$—	—	$2,000
February 1 — February 28, 2009	—	$—	—	$2,000
March 1 — March 31, 2009	99,065	$2.40	99,065	$1,763
April 1 — April 30, 2009	17,874	$2.82	17,874	$1,713
May 1 — May 31, 2009	14,300	$3.43	14,300	$1,663
June 1 — June 30, 2009	—	$—	—	$1,663

Total	131,239	$2.56	131,239

(1)
The shares repurchased in the six months ended June 30, 2009 were under our stock repurchase program that was announced in October 2008 with an authorized level of $2.0 million. The shares repurchased were retired. This program will expire in April 2010.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number		Description

10.1	(1)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2	(2)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3	(2)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4	(3)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5	(4)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

10.6	(5)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.

10.7	(6)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.

10.8	(7)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

31.1	*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(3)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(5)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(6)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION

August 10, 2009	/s/ Heath B. Clarke

Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

August 10, 2009	/s/ Brenda Agius

Date	Brenda Agius
Chief Financial Officer
(principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number		Description

10.1	(1)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2	(2)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3	(2)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4	(3)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5	(4)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

10.6	(5)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.

10.7	(6)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.

10.8	(7)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

31.1	*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(3)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(5)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(6)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)
Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.