Form 10-Q
period 2009-09-30
LOCAL.COM
filed 2009-11-09
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2009 there were 14,447,657 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,153	$12,142
Restricted cash	35	31
Accounts receivable, net of allowances of $206 and $60, respectively	8,879	5,270
Prepaid expenses and other current assets	392	374

Total current assets	16,459	17,817

Property and equipment, net	1,876	1,073
Goodwill	13,231	13,231
Intangible assets, net	4,547	2,158
Long-term restricted cash	—	35
Deposits	12	12

Total assets	$36,125	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,344	$5,608
Accrued compensation	1,250	545
Deferred rent	103	199
Other accrued liabilities	889	564
Deferred revenue	92	64

Total liabilities, all current	10,678	6,980

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000,000 shares authorized; 14,379,838 and 14,446,107 issued and outstanding, respectively	—	—
Additional paid-in capital	86,643	85,141
Accumulated deficit	(61,196)	(57,795)

Stockholders’ equity	25,447	27,346

Total liabilities and stockholders’ equity	$36,125	$34,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$15,128	$10,196	$39,918	$28,684

Operating Expenses:
Search serving	1,286	1,331	3,406	4,104
Sales and marketing	10,130	8,455	28,533	23,997
General and administrative	2,220	1,271	7,009	4,113
Research and development	964	725	2,555	2,358
Amortization of intangibles	722	200	1,801	798

Total operating expenses	15,322	11,982	43,304	35,370

Operating loss	(194)	(1,786)	(3,386)	(6,686)

Interest and other income (expense), net	(18)	72	(14)	290

Loss before income taxes	(212)	(1,714)	(3,400)	(6,396)

Provision for income taxes	—	—	1	1

Net loss	$(212)	$(1,714)	$(3,401)	$(6,397)

Per share data:

Basic net loss per share	$(0.01)	$(0.12)	$(0.24)	$(0.45)

Diluted net loss per share	$(0.01)	$(0.12)	$(0.24)	$(0.45)

Basic weighted average shares outstanding	14,333	14,358	14,365	14,268
Diluted weighted average shares outstanding	14,333	14,358	14,365	14,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(212)	$(1,714)	$(3,401)	$(6,397)
Other comprehensive income (loss):

Net unrealized gain (loss) on marketable securities	—	—	—	1

Total comprehensive loss	$(212)	$(1,714)	$(3,401)	$(6,396)

Supplemental comprehensive income (loss) information:

Net unrealized gain (loss) on marketable securities	$—	$—	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,401)	$(6,397)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Depreciation and amortization	2,265	1,478
Provision for doubtful accounts	175	10
Stock-based compensation expense	1,672	1,801
Changes in operating assets and liabilities:
Accounts receivable	(3,722)	(2,740)
Prepaid expenses and other	(18)	152
Accounts payable and accrued liabilities	3,670	2,178
Deferred revenue	28	(94)

Net cash provided by (used in) operating activities	669	(3,612)

Cash flows from investing activities:
Capital expenditures	(1,267)	(315)
Proceeds from sales of marketable securities	—	2,000
Decrease in restricted cash	31	30
Purchases of intangible assets	(4,252)	2

Net cash (used in) provided by investing activities	(5,488)	1,717

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	—	188
Exercise of options	167	397
Repurchases of common stock	(336)	—
Swing sale profit contribution	—	3
Payment of financing related costs	(1)	(25)

Net cash (used in) provided by financing activities	(170)	563

Net decrease in cash and cash equivalents	(4,989)	(1,332)
Cash and cash equivalents, beginning of period	12,142	14,258

Cash and cash equivalents, end of period	$7,153	$12,926

Supplemental Cash Flow Information:
Interest paid	$24	$—

Income taxes paid	$1	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
Local.com Corporation, a Delaware corporation, is a provider of local search services on the Internet, both on our flagship web property, Local.com, our Local Distribution Network, as well as on our Local Syndication Network of regional media sites for which we provide business directories and associated services. A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide proprietary search results using our patented technologies, and monetize those search results by placing sponsored listings on the search results page. Our sponsored listings are typically comprised of subscription, cost-per-click, cost-per-call, and display ads from our own direct advertisers and third-party advertiser sources. A portion of these consumers interact with those sponsored listings, thereby generating ad revenue.
Principles of consolidation and basis of presentation
Our financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated.
The unaudited interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.
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
Accounting Standards Adopted
In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification during the three months ended September 30, 2009, did not have a material effect on our financial statements.
In May 2009, the FASB issued new accounting and disclosure guidance regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires disclosure the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. We adopted the provisions of this standard during the second quarter of 2009. The adoption did not have an impact on our statements of operations or statement of financial position. In accordance with the new guidance, we have evaluated all subsequent events that occurred through November 9, 2009, the date the financial statements were issued.

2. Purchase of customer-related intangible assets
On February 18, 2009 we purchased 11,754 website hosting subscribers from LaRoss Partners, Inc. (“LaRoss”) for $1,175,000 in cash. LaRoss is providing ongoing billing services, hosting of the sites and customer service operations for us for a percentage of future collected billing revenues. The acquisition of the website hosting accounts added to our base of small business customers and provides a new online service offering. We analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs paid to LaRoss. The purchase price was allocated $1,098,000 to customer-related intangible assets amortized over two years and $77,000 to accounts receivable.
On March 9, 2009 we purchased 14,185 local business listing subscribers from LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc. for a cash payment of $3,092,000. The acquisition of this base of advertisers also increased our base of customers, diversified our revenue stream, and continues to provide a platform for future revenue growth. The purchase price was allocated to customer-related intangibles assets and is being amortized over two years.
3. Intangible assets
Developed technology arising from acquisitions is recorded at cost and amortized on a straight-line basis over five years. Accumulated amortization at September 30, 2009 was $2,047,000. Accumulated amortization at December 31, 2008 was $1,712,000.
Non-compete agreements arising from acquisitions are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2009 was $13,000. Accumulated amortization at December 31, 2008 was $9,000.
Patents are recorded at cost and amortized on a straight-line basis over three years. Accumulated amortization at September 30, 2009 was $330,000. Accumulated amortization at December 31, 2008 was $223,000.
Customer-related intangibles arising from acquisitions are recorded at cost and amortized on a straight-line basis over two to five years. Accumulated amortization at September 30, 2009 was $1,651,000. Accumulated amortization at December 31, 2008 was $296,000.
Intangible assets, net, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Developed technology	$2,233	$2,233
Non-compete agreements	13	13
Customer-related	5,210	1,020
Patents	431	431
Domain name — indefinite life	701	701

	8,588	4,398
Less accumulated amortization	(4,041)	(2,240)

Intangible assets, net	$4,547	$2,158

4. Goodwill
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have indefinite lives, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year, or earlier, if indicators of potential impairment exist. We performed the annual impairment analysis as of December 31, 2008 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of non-amortized assets.

5. Web site development costs and computer software developed for internal use
U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three and nine months ended September 30, 2009, we capitalized an additional $342,000 and $883,000, respectively, related to web site development. Amortization of capitalized web site costs was $60,000 and $208,000, respectively, for the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, we capitalized an additional $130,000 related to web site development. Amortization of capitalized web site costs was $123,000 and $263,000, respectively, for the three and nine months ended September 30, 2008. Capitalized web site costs are included in property and equipment, net.
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
For the three and nine months ended September 30, 2009, potentially dilutive securities, which consist of options to purchase 3,997,927 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 3,339,745 shares of common stock at prices ranging from $2.31 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
For the three and nine months ended September 30, 2008, potentially dilutive securities, which consist of options to purchase 2,856,921 shares of common stock at prices ranging from $2.00 to $16.59 per share, warrants to purchase 3,351,782 shares of common stock at prices ranging from $3.00 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(212)	$(1,714)	$(3,401)	$(6,397)

Denominator:
Denominator for basic calculation weighted average shares	14,333	14,358	14,365	14,268
Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	14,333	14,358	14,365	14,268

Net loss per share:
Basic net loss per share	$(0.01)	$(0.12)	$(0.24)	$(0.45)

Diluted net loss per share	$(0.01)	$(0.12)	$(0.24)	$(0.45)

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Furniture and fixtures	$215	$203
Office equipment	139	132
Computer equipment	1,721	1,392
Computer software	2,676	1,760
Leasehold improvements	585	583

	5,336	4,070
Less accumulated depreciation and amortization	(3,460)	(2,997)

Property and equipment, net	$1,876	$1,073

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$2	$72	$10	$290
Interest expense	(20)	—	(24)	—

Interest and other income (expense), net	$(18)	$72	$(14)	$290

8. Credit facility
On June 26, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Square 1 Bank. The Agreement provides us with a revolving credit facility of up to $10 million (the “Facility”). Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $10 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on June 25, 2010. Prior to the expiration of the Facility and subject to meeting certain conditions set forth in the Agreement, we may convert a portion of the Non-Formula Revolving Line, up to $3 million, to a two year term loan. As of November 9, 2009, we have not borrowed under the Facility.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Agreement.
Except as otherwise set forth in the Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees with Square 1 Bank of approximately $66,000.
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
9. Operating information
We have one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the enterprise wide disclosure requirements of U.S. GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue by geographic region:
United States	$15,128	$9,968	$39,786	$28,143
Europe	—	228	132	541

Total revenue	$15,128	$10,196	$39,918	$28,684

Revenue by product:
Pay-per-click (PPC)	$12,235	$9,308	$32,249	$26,261
Local promote and web hosting (subscription)	2,021	413	5,637	867
Banner advertisement	859	412	1,981	1,315
Local connect (license) (1)	13	63	51	241

Total revenue	$15,128	$10,196	$39,918	$28,684

(1)	This includes software and patent licensing fees

10. Stock-based compensation
Stock option activity under the equity incentive plans during the nine months ended September 30, 2009 was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2008	3,070,790	$4.87
Granted	1,290,316	2.74
Exercised	(61,929)	2.52
Cancelled	(301,250)	4.43

Outstanding at September 30, 2009	3,997,927	$4.25	$5,209

Exercisable at September 30, 2009	1,782,273	$5.48	$1,370

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2009 and 2008 was $2.27 and $3.61 per option, respectively.
The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2009 and 2008 was $130,000 and $353,000, respectively.
The following table summarizes information regarding options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.01 - $2.00	793,789	9.2 years	$1.57	61,896	$1.50
$2.01 - $3.00	206,161	7.0 years	2.28	74,627	2.26
$3.01 - $4.00	1,034,111	6.7 years	3.65	640,318	3.74
$4.01 - $5.00	1,347,539	8.4 years	4.58	394,611	4.62
$5.01 - $6.00	105,959	5.7 years	5.70	104,707	5.70
$6.01 - $7.00	108,773	4.5 years	6.41	106,521	6.40
$7.01 - $8.00	190,112	5.9 years	7.51	188,110	7.52
$8.01 - $10.00	103,333	3.9 years	8.85	103,333	8.85
$15.01 - $16.59	108,150	4.2 years	15.62	108,150	15.62

	3,997,927	7.5 years	$4.25	1,782,273	$5.48

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	3.34%	3.54%	2.68%	3.49%
Expected lives (in years)	7.0	7.0	7.0	7.0
Expected dividend yield	None	None	None	None
Expected volatility	100.00%	100.00%	100.00%	100.00%
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales and marketing	$151	$218	$519	$692
General and administrative	375	293	907	919
Research and development	111	67	246	190

Total stock-based compensation expense	$637	$578	$1,672	$1,801

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.12	$0.13

11. Warrants:
Warrant activity for the nine months ended September 30, 2009 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2008	3,290,220	$7.55
Issued	49,525	2.31
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2009	3,339,745	$7.47

Exercisable at September 30, 2009	3,290,220	$7.55

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2009:

	Warrants Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$2.00 - $3.99	49,525	1.5 years	$2.31
$4.00 - $4.99	867,662	2.4 years	4.36
$5.00 - $5.99	867,662	2.4 years	5.17
$7.00 - $7.99	537,373	2.8 years	7.89
$9.00 - $9.99	537,373	2.8 years	9.26
$10.00 - $19.99	315,750	0 years	10.00
$20.00 - $25.53	164,400	0.2 years	25.53

	3,339,745	2.2 years	$7.47

12. Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The stock repurchase program authorizes us to repurchase shares into April 2010, from time to time, through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the nine months ended September 30, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. The remaining authorization under the stock repurchase program is approximately $1.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward-looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors, including those described or referred to in Item 1A of Part II of this Quarterly Report. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
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
Overview
We provide local search services on the Internet, both on our flagship property, Local.com, as well as on our associated Local Syndication Network (“LSN”) of regional media sites, including the websites for local and regional newspapers, television and radio stations, for which we provide business directories and associated services. Over 60 million consumers visited Local.com or our LSN during the third quarter, 2009. During the third quarter we expanded our Local Distribution Network (“LDN”) — which distributes our advertising and content feeds to third-party websites.
A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide search results on our site and LSN using our proprietary, patented technologies. We have a total of four patents and an additional twelve patents pending in various areas of local and mobile search.
Consumers conducting local searches typically convert into buying customers at a higher rate than other type of online searchers, because the addition of a location modifier within a search request typically indicates that the consumer is further along in the buying process, and therefore more apt to complete a transaction. As a result, advertisers are willing to pay to present their business listings alongside our search results on our site and our LSN and LDN partner sites in order to direct that consumer and potential transaction towards the advertiser.
The placement of sponsored listings from advertisers alongside our search results provides us with an effective way to monetize our search traffic. Our sponsored listings are typically comprised of fixed price subscription from our own direct advertisers, and variable price cost-per-click, cost-per-call, and display ads from third-party advertiser sources such as Yahoo! and Idearc, our two largest advertiser partners. A portion of consumers interact with sponsored listings on our website and LDN and LSN partner sites, which in turn generates either direct ad revenue for us, or ad revenue for our partners, who in turn share those revenues with us.
Recent Developments
During February and March 2009, we purchased 11,754 website hosting subscribers from LaRoss Partners, Inc. and 14,185 local business listing subscribers from LiveDeal, Inc. and its wholly owned subsidiary, Telco Billing, Inc. The acquisition of the website hosting and local business listing subscribers added to our base of small business customers, and provides us with a new product to offer small businesses, and diversifies our revenue stream.
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
On October 8, 2009, we announced that the company was granted patent number 7,596,218 by the U.S. Patent and Trademark Office, which covers a system and method for Enhanced Directory Assistance services.

Outlook for Our Business
Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.
According to a February 2009 study, The Kelsey Group estimates that the local search market in the United States will grow to $8 billion by 2013. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.
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
Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on acceptance of our services, the growth of the paid-search market, competition from other providers of local search, and paid-search technologies and services.
We have increased our operating expenses, mainly sales and marketing expenses to advertise and bring users (traffic) to our Local.com website. We will also continue to increase our sales and marketing expenses to promote our Local.com website.
Sources of Revenue
We generate revenue primarily on our Local.com website, LSN and LDN from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings; and

•	subscription web hosting services.
Operating Expenses
Search Serving
Search serving expenses consist of revenue-sharing payments that we make to our LSN and LDN partners, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services. As we continue to experience growth, we expect our search serving expense to increase proportionally.
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
We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. Approximately 56% and 58% of our overall traffic was purchased from other search engine websites during the nine months ending September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, advertising costs to drive consumers to our Local.com website were $19.0 million of which $13.0 million was attributable to Google, Inc. During the nine months ended September 30, 2008, advertising costs to drive consumers to our Local.com website were $15.5 million of which $9.5 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.
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
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies described in more detail in Note 1 to our consolidated financial statements included in this Report, involve judgments and estimates that are significant to the presentation of our consolidated financial statements.
Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.
We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and LSN and LDN partner websites. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.
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
As of September 30, 2009, one customer represented 51% of our total accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes this customer will continue to do so.

Stock Based Compensation
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales and marketing	$151	$218	$519	$692
General and administrative	375	293	907	919
Research and development	111	67	246	190

Total stock-based compensation expense	$637	$578	$1,672	$1,801

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.12	$0.13

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Search serving	8.5	13.0	8.5	14.3
Sales and marketing	67.0	82.9	71.5	83.6
General and administrative	14.7	12.5	17.6	14.3
Research and development	6.4	7.1	6.4	8.2
Amortization and write-down of intangibles	4.8	2.0	4.5	2.9

Total operating expenses	101.3	117.5	108.5	123.3

Operating loss	(1.3)	(17.5)	(8.5)	(23.3)

Interest and other income (expense)	(0.1)	0.7	(0.0)	1.0

Loss before income taxes	(1.4)	(16.8)	(8.5)	(22.3)

Provision for income taxes	—	—	0.0	0.0

Net loss	(1.4)%	(16.8)%	(8.5)%	(22.3)%

Three and nine months ended September 30, 2009 and 2008
Revenue (dollars in thousands)

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent of Total		Percent of Total	Percent		Percent of Total		Percent of Total	Percent
	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Local domestic	$15,014	99.2%	$9,799	96.1%	53.2%	$39,354	98.6%	$26,987	94.1%	45.8%
Local international	—	—%	228	2.2%	(100.0)%	132	0.3%	541	1.9%	(75.6)%

Total local	15,014	99.2%	10,027	98.3%	49.7%	39,486	98.9%	27,528	96.0%	43.4%
National	114	0.8%	169	1.7%	(32.5)%	432	1.1%	1,156	4.0%	(62.6)%

Total revenue	$15,128	100.0%	$10,196	100.0%	48.4%	$39,918	$100%	$28,684	100.0%	39.2%

Local domestic revenue for the three and nine months ended September 30, 2009 increased 53.2% and 45.8%, respectively, compared to the same periods in 2008. The increase in revenue is primarily due to increased traffic at our Local.com website and across our LSN and LDN partner websites. A measure of the monetization of the traffic on our flagship Local.com website is revenue per thousand visitors (RKV). RKV decreased to $270 for the three months ended September 30, 2009 from $278 for the three months ended September 30, 2008. RKV increased to $267 for the nine months ended September 30, 2009 from $253 for the nine months ended September 30, 2008. The increase in traffic at our website is the result of higher marketing expense to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing. Local domestic revenue also benefited from the subscriber acquisitions during February and March 2009.
Our local international revenue for the three and nine months ended September 30, 2009 decreased 100% and 75.6%, respectively, compared to the same periods in 2008. The decrease in revenue is due to discontinued local international advertising since April 2009. The U.S. Local.com site will utilize the search serving assets previously dedicated to support international revenue.
National revenue for the three and nine months ended September 30, 2009 decreased 32.5% and 62.6%, respectively, compared to the same periods in 2008. The decrease in revenue is primarily due to a decrease in revenue-generating click-throughs as we utilized fewer resources to operate national search in order to focus on local search growth.
Based on the above, total revenue for the three and nine months ended September 30, 2009, increased 48.4% and 39.2%, respectively, compared to the same periods in 2008.
The following table identifies our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue				Percentage of Total Revenue
	Three Months Ended September 30,				Nine Months Ended September 30, 2009
	2009		2008		2009		2008
	Across all	Local.com	Across all	Local.com	Across all	Local.com	Across all	Local.com
Customer	product lines	website only	product lines	website only	product lines	website only	product lines	website only
Yahoo! Inc.	41.7%	37.1%	55.0%	43.9%	44.8%	39.3%	53.7%	45.1%
Idearc Media Corp.	22.0%	13.3%	18.5%	15.1%	21.6%	14.2%	19.2%	16.7%
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
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent of Total		Percent of Total	Percent		Percent of Total		Percent of Total	Percent
	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Search serving	$1,286	8.5%	$1,331	13.1%	(3.4)%	$3,406	8.5%	$4,104	14.3%	(17.0)%
Sales and marketing	10,130	67.0%	8,455	82.9%	19.8%	28,533	71.5%	23,997	83.7%	18.9%
General and administrative	2,220	14.7%	1,271	12.5%	74.7%	7,009	17.6%	4,113	14.3%	70.4%
Research and development	964	6.4%	725	7.1%	33.0%	2,555	6.4%	2,358	8.2%	8.4%
Amortization and write-down of intangibles	722	4.8%	200	2.0%	261.0%	1,801	4.5%	798	2.8%	125.7%

Total operating expenses	$15,322	101.3%	$11,982	117.5%	27.9%	$43,304	108.5%	$35,370	123.3%	22.4%

Search serving
Search serving expenses for the three and nine months ended September 30, 2009 decreased by 3.4% and 17.0%, respectively, compared to the same periods in 2008. The decrease was primarily due to decreased revenue share payments related to partners affiliated with our declining national search revenue.
Sales and marketing
Sales and marketing expenses for the three and nine months ended September 30, 2009 increased by 19.8% and 18.9%, respectively, compared to the same periods in 2008. The increase was primarily due to an increase in advertising costs associated with driving more consumers to our Local.com website.
Sales and marketing expenses as a percentage of total revenue decreased to 67.0% from 82.9% for the three months ended September 30, 2009 and 2008, respectively, and decreased to 71.5% from 83.7% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in percentage was due to a greater return on our consumer-driving advertising costs and an increase in the amount of organic traffic we received across our Local.com website and LSN, which typically yields revenue without sales and marketing costs. Nevertheless, we expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.

General and administrative
General and administrative expenses for the three and nine months ended September 30, 2009 increased by 74.7% and 70.4%, respectively, compared to the same periods in 2008. The increase is attributable to higher transaction processing costs due to higher revenues related to our subscription-based customer relationships. For the nine month period, the increase was also due to $658,000 of non-recurring charges including acquisition-related charges and a change in an officer recognized in the first quarter of 2009. The increases in general and administrative expenses were partially offset by a $138,000 gain on a contract settlement in the second quarter of 2009.
Research and development
Research and development expenses for the three and nine months ended September 30, 2009 increased by 33.0% and 8.4% respectively, compared to the same periods in 2008. The increase is mainly due to higher personnel-related costs and consulting fees. We capitalized an additional $172,000 and $438,000 of research and development expenses for website development and amortized $60,000 and $208,000 during the three and nine months ended September 30, 2009, respectively. We capitalized an additional $130,000 of research and development expenses for website development during the three and nine months ended September 30, 2008. We amortized $119,000 and $259,000 of capitalized website development costs during the three and nine months ended September 30, 2008, respectively.
Amortization of intangibles
Amortization of intangibles expense was $722,000 and $1.8 million for the three and nine months ended September 30, 2009, compared to $200,000 and $798,000 for the three and nine months ended September 30, 2008, respectively. Amortization will increase in 2009 due to the LaRoss and LiveDeal subscriber acquisitions of customer-related intangible assets. These customer-related intangible assets of $1,098,000 and $3,092,000, respectively, are amortized over two years.
Interest and other income (expense), net
Interest and other income (expense) was ($18,000) and $72,000 for the three months ended September 30, 2009 and 2008, respectively, and ($14,000) and $290,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease is due to a decrease in cash over the same period, a decline in interest rates and amortization of fees related to establishing our revolving credit facility. We expect interest and other income (expense) to continue at current levels.
Provision for income taxes
Provision for income taxes was $1,000 for the nine months ended September 30, 2009 and 2008, respectively. These amounts represent the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$7,153	$12,142

Working capital	$5,781	$10,837

Cash flow highlights (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$669	$(3,612)
Net cash (used in) provided by investing activities	$(5,488)	$1,717
Net cash (used in) provided by financing activities	$(170)	$563
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $7.2 million as of September 30, 2009 and $12.1 million as of December 31, 2008. We had working capital of $5.8 million as of September 30, 2009 and $10.8 million as of December 31, 2008. Additionally, pursuant to the Loan and Security Agreement with Square 1 Bank that we entered into on June 26, 2009, as further discussed below, we have established a revolving credit facility of up to $10 million, based on certain formulas.

Net cash provided by operating activities was $669,000 for the nine months ended September 30, 2009. Net loss adjusted for non-cash charges provided cash of $711,000. Changes in operating assets and liabilities used cash of $42,000. Net cash used in operating activities was $3.6 million for the nine months ended September 30, 2008, primarily from the net loss adjusted for non-cash items. The improvement in net cash provided by or used in operations from the prior year period is primarily due to improved bottom-line results driven by higher revenue and improved operating margins over the same period.
There are four primary drivers that affect cash provided by or used in operations: net loss; non-cash adjustments to net loss; changes in accounts receivable; and changes in accounts payable. For the nine months ended September 30, 2009 the terms of our accounts receivable and accounts payable remained unchanged.
The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change
Net loss	$(3,401)	$(6,397)	$2,996
Non-cash(1)	4,112	3,289	823

Subtotal	711	(3,108)	3,819
Deferred revenue	28	(94)	122
AR, AP and Other	(70)	(410)	340

Net cash provided by (used in) operations	$669	$(3,612)	$4,281

(1)	Includes depreciation, amortization, non-cash expense related to stock option issuances and provision for doubtful accounts.
Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2009 and consisted of capital expenditures of $1.3 million and purchases of customer-related intangible assets from LaRoss and LiveDeal subscriber acquisitions totaling $4.3 million. Net cash provided by investing activities was $1.7 million for the nine months ended September 30, 2008 and consisted primarily of proceeds from the sale of marketable securities of $2.0 million.
Net cash used in financing activities was $170,000 for the nine months ended September 30, 2009 primarily for the repurchase of common stock of $336,000 partially offset by $167,000 proceeds from the exercise of stock options. During the nine months ended September 30, 2008, net cash provided by financing activities was $563,000 primarily from the proceeds from exercise of stock options and warrants.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Credit facility
On June 26, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Square 1 Bank. The Agreement provides us with a revolving credit facility of up to $10 million (the “Facility”). Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $10 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on June 25, 2010. Prior to the expiration of the Facility and subject to meeting certain conditions set forth in the Agreement, we may convert a portion of the Non-Formula Revolving Line, up to $3 million, to a two year term loan. As of November 9, 2009, we have not borrowed under the Facility.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Agreement.
Except as otherwise set forth in the Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the

Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees payable to Square 1 Bank of approximately $66,000.
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
Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million dollars of Local.com Corporation common stock. The share repurchase program authorizes us to repurchase shares into April 2010, from time to time, through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the nine months ended September 30, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. The remaining authorization under the stock repurchase program is approximately $1.7 million.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 31, 2009, Idearc announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Idearc also announced that it has reached an agreement in principle with the agent bank and a steering group of its secured lenders on certain critical elements of a plan of reorganization. Idearc announced it maintains substantial cash balances and continues to generate positive cash flow, and has reached an agreement on use of cash collateral. Idearc expects to operate business as usual throughout its restructuring process, with no interruption in the solutions and services it provides. At September 30, 2009 we did not have any accounts receivable outstanding with Idearc. Should Idearc not be able to successfully restructure and emerge from bankruptcy and we lose them as an advertiser it would harm our financial condition and results of operations.
We are dependent on our Local Syndication Network (“LSN”) partners and Local Distribution Network (“LDN”) partners to provide us with local search traffic and access to local advertisers, and if they do not, our business could be harmed.
We have contracts with our LSN and LDN partners to provide us with either local search traffic or access to local advertisers. Our LSN and LDN partners are very important to our revenue and results of operations. Any adverse change in our relationships with key LSN and LDN partners could have a material adverse impact on our revenue and results of operations. In many cases, our agreements with these LSN and LDN partners are short-term and/or subject to many variables which enable us or our LSN and LDN to discontinue our relationship or negotiate new terms that are less favorable to us with little or no notice. If we are unable to maintain relationships with our current LSN and LDN partners or develop relationships with prospective LSN and LDN partners on terms that are acceptable to us, our operating results and financial condition will suffer. Any decline in the number and/or quality of our LSN and LDN partners could adversely affect the value of our services.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase activity during the nine months ended September 30, 2009 was as follows:

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total Number	Average	Shares Purchased as	Purchased Under the
	of Shares	Price Paid	Part of a Publicly	Programs
	Purchased (1)	per Share	Announced Program	(in 000s) (1)
January 1 — January 31, 2009	—	$—	—	$2,000
February 1 — February 28, 2009	—	$—	—	$2,000
March 1 — March 31, 2009	99,065	$2.40	99,065	$1,763
April 1 — April 30, 2009	17,874	$2.82	17,874	$1,713
May 1 — May 31, 2009	14,300	$3.43	14,300	$1,663
June 1 — June 30, 2009	—	$—	—	$1,663
July 1 — July 31, 2009	—	$—	—	$1,663
August 1 — August 31, 2009	—	$—	—	$1,663
September 1 — September 30, 2009	—	$—	—	$1,663

Total	131,239	$2.56	131,239

(1)	The shares repurchased in the nine months ended September 30, 2009 were under our stock repurchase program that was announced in October 2008 with an authorized level of $2.0 million. The shares repurchased were retired. This program will expire in April 2010.
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
On August 11, 2009, we held our annual meeting of stockholders. The following proposals were submitted to the stockholders:
•	The election of two directors as Class II members of the Company’s Board of Directors, each for a three-year term expiring in 2012;

•	The ratification of the appointment of Haskell & White LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009;

•	The approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase its authorized shares of stock from 40,000,000 to 75,000,000 and the number of authorized shares of common stock, par value $0.00001 per share (the “Common Stock”) from 30,000,000 to 65,000,000 as described in the attached proxy;

•	The approval of an amendment to the Company’s 2008 Equity Incentive Plan (the “Plan”) to increase the maximum aggregate number of shares of Common Stock which may be issued under the Plan from 1,000,000 to 3,000,000 as described in the attached proxy;
As of the record date of June 17, 2009, there were 14,329,265 shares of Common Stock outstanding and entitled to vote at the meeting. The holders of 10,557,974 shares of Common Stock were represented in person or by proxy at the meeting, constituting a quorum.
At the annual meeting, all of the directors nominated were re-elected and all other proposals submitted to stockholders were approved. The vote with respect to the election of directors was as follows:

Director	For	Withheld	Broker Non-Votes
Theodore E. Lavoie	9,575,671	982,303	0
John E. Rehfeld	9,556,671	1,001,303	0
In addition to the re-election of Messrs. Rehfeld and Lavoie, Messrs. Clarke, Fricke and Farra continue as members of the Board.
The vote with respect to the ratification of the appointment of Haskell & White LLP as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was as follows:

For	Against	Abstain	Broker Non-Votes
10,475,695	65,541	16,738	0
The appointment was ratified.
The vote with respect to the amendment to the Registrant’s Amended and Restated Certificate of Incorporation to increase its authorized shares of stock from 40,000,000 to 75,000,000 and the number of authorized shares of Common Stock from 30,000,000 to 65,000,000, was as follows:

For	Against	Abstain	Broker Non-Votes
8,651,873	1,700,973	205,128	0
The amendment was approved.
The vote with respect to the amendment to the 2008 Plan to increase the maximum aggregate number of shares of Common Stock which may be issued under the 2008 Plan from 1,000,000 to 3,000,000, was as follows:

For	Against	Abstain	Broker Non-Votes
1,554,812	954,102	69,314	7,979,746
The amendment was approved.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description

3.1 (1)	Amendment to Restated Certificate of Incorporation for Local.com Corporation

10.1 (2)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2 (3)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3 (3)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4 (4)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5 (5)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

10.6 (6)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.

10.7 (7)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.

10.8 (8)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

10.9 (9)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 29, 2009.

10.10 (9)#	Employment Agreement by and between the Registrant and Heath Clarke dated July 30, 2009.

10.11 (9)#	Employment Agreement by and between the Registrant and Stanley B. Crair dated July 30, 2009.

10.12 (10)	2008 Equity Incentive Plan, as amended

10.13 (11)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2009.

(10)	Incorporated by reference from the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
November 9, 2009	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

November 9, 2009	/s/ Brenda Agius
Date	Brenda Agius
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amendment to Restated Certificate of Incorporation for Local.com Corporation

10.1 (2)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2 (3)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3 (3)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4 (4)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5 (5)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

10.6 (6)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.

10.7 (7)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.

10.8 (8)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

10.9 (9)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 29, 2009.

10.10 (9)#	Employment Agreement by and between the Registrant and Heath Clarke dated July 30, 2009.

10.11 (9)#	Employment Agreement by and between the Registrant and Stanley B. Crair dated July 30, 2009.

10.12 (10)	2008 Equity Incentive Plan, as amended

10.13 (11)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2009.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2009.

(10)	Incorporated by reference from the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.