Form 10-Q/A
period 2009-03-31
LOCAL.COM
filed 2010-02-01
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

LOCAL.COM CORPORATION

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, which was originally filed with the Securities and Exchange Commission on May 8, 2009 (the “Original Filing”), to include restated financial statements as described in Note 13 to the condensed consolidated financial statements to account for the reclassification of the Company’s derivative securities to be consistent with ASC Codification Topic 815: Derivatives and Hedging (“ASC 815”), due to the anti-dilution features in certain of the Company’s outstanding warrants upon the occurrence of certain Company-related events.
The revisions relate to non-operating and non-cash items for the quarterly period ended March 31, 2009. ASC 815 did not impact the Company’s financial statements for periods ending December 31, 2008 or earlier. The restatement does not result in a change in the Company’s previously reported revenues or total cash and cash equivalents shown in its financial statements for the quarterly period ended March 31, 2009.
The items of the Original Filing which are amended and restated by this Form 10-Q/A as a result of the foregoing are:
•	Part I — Item 1 — Financial Statements and Notes 1, 6 and 13 to the Condensed Consolidated Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4T — Controls and Procedures

•	Part II — Item 6 — Exhibits
For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2009	December 31,
	(Restated)	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,076	$12,142
Restricted cash	81	31
Accounts receivable, net of allowances of $118 and $60, respectively	5,613	5,270
Prepaid expenses and other current assets	253	374

Total current assets	17,023	17,817
Property and equipment, net	1,066	1,073
Goodwill	13,231	13,231
Intangible assets, net	6,008	2,158
Long-term restricted cash	35	35
Deposits	12	12

Total assets	$37,375	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,303	$5,608
Accrued compensation	1,038	545
Deferred rent	168	199
Other accrued liabilities	663	564
Warrant liability	1,256	—
Deferred revenue	3,464	64

Total liabilities, all current	13,892	6,980

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,347,042 and 14,446,107 issued and outstanding, respectively	—	—
Additional paid-in capital	79,605	85,141
Accumulated deficit	(56,122)	(57,795)

Stockholders’ equity	23,483	27,346

Total liabilities and stockholders’ equity	$37,375	$34,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009
	(Restated)	2008
Revenue	$11,064	$8,842

Operating Expenses:
Search serving	1,109	1,453
Sales and marketing	9,250	7,643
General and administrative	2,352	1,443
Research and development	856	878
Amortization of intangibles	355	318

Total operating expenses	13,922	11,735

Operating loss	(2,858)	(2,893)
Interest and other income (expense), net	3	135
Change in fair value of warrant liability	(510)	—

Loss before income taxes	(3,365)	(2,758)
Provision for income taxes	1	1

Net loss	$(3,366)	$(2,759)

Per share data:
Basic net loss per share	$(0.23)	$(0.19)

Diluted net loss per share	$(0.23)	$(0.19)

Basic weighted average shares outstanding	14,433	14,204
Diluted weighted average shares outstanding	14,433	14,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009
	(Restated)	2008
Net loss	$(3,366)	$(2,759)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	—	1

Total comprehensive loss	$(3,366)	$(2,758)

Supplemental comprehensive income (loss) information:
Net unrealized gain (loss) on marketable securities	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009
	(Restated)	2008
Cash flows from operating activities:
Net loss	$(3,366)	$(2,759)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	525	561
Provision for doubtful accounts	75	—
Stock-based compensation expense	486	650
Change in fair value of warrant liability	510	—
Changes in operating assets and liabilities:
Accounts receivable	(356)	(2,160)
Prepaid expenses and other	121	24
Accounts payable and accrued liabilities	2,256	2,226
Deferred revenue	3,400	(50)

Net cash provided by (used in) operating activities	3,651	(1,508)

Cash flows from investing activities:
Capital expenditures	(163)	4
Proceeds from sales of marketable securities	—	2,000
Increase in restricted cash	(50)	—
Purchases of intangible assets	(4,267)	—

Net cash (used in) provided by investing activities:	(4,480)	2,004

Cash flows from financing activities:
Repurchases of common stock	(237)	—
Swing sale profit contribution	—	3
Payment of financing related costs	—	(15)

Net cash used in financing activities	(237)	(12)

Net (decrease) increase in cash and cash equivalents	(1,066)	484
Cash and cash equivalents, beginning of period	12,142	14,258

Cash and cash equivalents, end of period	$11,076	$14,742

Supplemental Cash Flow Information:
Interest paid	$2	$—

Income taxes paid	$1	$1

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
The fair value of the warrant liability is determined using the Black-Scholes valuation method, a level 3 input, based on the quoted price of our common stock, volatility based on the historical market activity of our stock, the expected life based on the remaining contractual term of the warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life.
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
Effective January 1, 2009 we adopted the provisions of EITF 07-5 Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in SFAS No. 133 Accounting For Derivative Instruments and Hedging Activities (“SFAS No. 133”). Warrants issued in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On January 1, 2009, we recorded a cumulative effect adjustment based on the grant date fair value of the warrants issued in August 2007 that were outstanding at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
We have elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as we believe the amounts recorded relate to financing activities and not as a result of our operations.
We recorded the following cumulative effect of change in accounting principle pursuant to its adoption of the amendment as of January 1, 2009 (in thousands):

	Additional	Warrant	Accumulated
	Paid-In-Capital	Liability	Deficit
Grant date fair value of previously issued warrants	$5,785	$(5,785)	$—
Change in fair value of previously issued warrants outstanding as of January 1, 2009	—	5,039	(5,039)

Cumulative effect of change in accounting principle	$5,785	$(746)	$(5,039)

The Company recorded a total charge of $510,000 for the change in the fair value of the warrant liability during the three months ended March 31, 2009.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009
	(Restated)	2008
Numerator:
Net loss	$(3,366)	$(2,759)

Denominator:
Denominator for basic calculation weighted average shares	14,433	14,204
Dilutive common stock equivalents:
Options	—	—
Warrants	—	—

Denominator for diluted calculation weighted average shares	14,433	14,204

Net loss per share:
Basic net loss per share	$(0.23)	$(0.19)

Diluted net loss per share	$(0.23)	$(0.19)

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Furniture and fixtures	$204	$203
Office equipment	132	132
Computer equipment	1,427	1,392
Computer software	1,887	1,760
Leasehold improvements	583	583

	4,233	4,070
Less accumulated depreciation and amortization	(3,167)	(2,997)

Property and equipment, net	$1,066	$1,073

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income	$5	$135
Interest expense	(2)	—

Interest and other income (expense), net	$3	$135

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
There were no options exercised during the three months ended March 31, 2009 and 2008.
The following table summarizes information regarding options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise rice	Shares	Life	Exercise Price	Shares	Exercise Price
$1.01 - $2.00	873,265	9.4 years	$1.59	84,996	$1.74
$2.01 - $3.00	141,628	6.2 years	2.34	82,426	2.33
$3.01 - $4.00	758,787	6.1 years	3.76	580,251	3.74
$4.01 - $5.00	1,109,323	8.5 years	4.67	325,291	4.62
$5.01 - $6.00	121,207	6.1 years	5.70	112,287	5.70
$6.01 - $7.00	108,773	5.0 years	6.41	105,521	6.40
$7.01 - $8.00	190,112	6.4 years	7.51	187,110	7.52
$8.01 - $10.00	120,000	7.1 years	8.76	94,999	8.91
$15.01 - $16.59	109,150	4.7 years	15.62	109,150	15.62

	3,532,245	7.6 years	$4.34	1,682,031	$5.52

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
The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2009:

	Warrants Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	867,662	2.9 years	$4.36
$5.00 - $5.99	867,662	2.9 years	5.17
$7.00 - $7.99	537,373	3.8 years	7.89
$9.00 - $9.99	537,373	4.8 years	9.26
$10.00 - $19.99	315,750	0.6 years	10.00
$20.00 - $25.53	164,400	0.8 years	25.53

	3,290,220	2.7 years	$7.55

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
On April 16, 2009, we entered into Amendment No. 4 to the Yahoo! Publisher Network Agreement.
13. Restatement
In connection with the preparation of our Form 10-K for the fiscal year ended December 31, 2009, we determined that certain warrants issued by the Company in connection with a 2007 securities offering (the “2007 Warrants”) contain anti-dilution provisions which should have been accounted for as a derivative in accordance with the amended provisions of SFAS No. 133. EITF 07-5, which was effective January 1, 2009, concerns the determination of what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the scope exception in SFAS No. 133. Since the 2007 Warrants contain certain anti-dilution rights for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in SFAS No. 133 and must be accounted for as derivatives. Accordingly, beginning January 1, 2009, we should have reclassified the 2007 Warrants as liabilities under the caption “Warrant liability” and recorded them at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Thereafter, changes in the warrant liability from period to period should have been recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” Effective January 1, 2009, we should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding 2007 Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
The impact of the restatement on the quarter ended March 31, 2009 contained in this Form 10-Q/A is to record a warrant liability of $1.3 million, a reduction of additional paid-in capital of $5.8 million and reduction of accumulated deficit of $4.5 million on the consolidated balance sheet. In addition, a further adjustment to record a loss related to the change in fair value of the warrant liability of $510,000 on the Consolidated Statements of Operations for the three months ended March 31, 2009. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.
The adjustment to net loss for the three months ended March 31, 2009 is summarized below (in thousands, except per share amounts):

Three Months
Ended
March 31,
2009
Net loss, as previously reported	$(2,856)

Adjustment for change in fair value of warrant liability (pre-tax):	(510)

Tax effect of restatement adjustment	—

Net loss, as restated	$(3,366)

Basic net loss per share, as restated	$(0.23)

Diluted net loss per share, as restated	$(0.23)

The Condensed Consolidated Balance Sheet as of March 31, 2009, included in the Form 10-Q/A has been restated to include the effect of this adjustment as follows:
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	March 31, 2009
	(unaudited)
	As previously
	reported	As restated

ASSETS
Current assets:
Cash and cash equivalents	$11,076	$11,076
Restricted cash	81	81
Accounts receivable, net of allowances of $118	5,613	5,613
Prepaid expenses and other current assets	253	253

Total current assets	17,023	17,023
Property and equipment, net	1,066	1,066
Goodwill	13,231	13,231
Intangible assets, net	6,008	6,008
Long-term restricted cash	35	35
Deposits	12	12

Total assets	$37,375	$37,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,303	$7,303
Accrued compensation	1,038	1,038
Deferred rent	168	168
Other accrued liabilities	663	663
Warrant liability	—	1,256
Deferred revenue	3,464	3,464

Total liabilities, all current	12,636	13,892

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,347,042 issued and outstanding	—	—
Additional paid-in capital	85,390	79,605
Accumulated deficit	(60,651)	(56,122)

Stockholders’ equity	24,739	23,483

Total liabilities and stockholders’ equity	$37,375	$37,375

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three Months Ended March 31, 2009, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2009
	As previously
	reported	As restated
Revenue	$11,064	$11,064

Operating Expenses:
Search serving	1,109	1,109
Sales and marketing	9,250	9,250
General and administrative	2,352	2,352
Research and development	856	856
Amortization of intangibles	355	355

Total operating expenses	13,922	13,922

Operating loss	(2,858)	(2,858)
Interest and other income (expense), net	3	3
Change in fair value of warrant liability	—	(510)

Loss before income taxes	(2,855)	(3,365)
Provision for income taxes	1	1

Net loss	$(2,856)	$(3,366)

Per share data:
Basic net loss per share	$(0.20)	$(0.23)

Diluted net loss per share	$(0.20)	$(0.23)

Basic weighted average shares outstanding	14,433	14,433
Diluted weighted average shares outstanding	14,433	14,433
See accompanying notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q/A or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements that involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, are statements that could be deemed “forward- looking statements” within the meaning of the federal securities laws. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors, including those described or referred to in Item 1A of Part II of this Quarterly Report. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
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

Warrant Liability
As discussed in Note 1 — The Company and Summary of Significant Accounting Policies, effective January 1, 2009, we adopted the updated guidance of EITF 07-5, which requires that certain of our warrants be accounted for as derivative instruments and that we mark the fair value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.
The use of the Black-Scholes model requires us to make estimates of the following assumptions:
•	Expected volatility—The estimated stock price volatility is derived based upon our actual historic stock prices over the contractual life of the warrants, which represents our best estimate of expected volatility.

•	Risk-free interest rate—We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.
Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Restated)
Revenue	100.0%	100.0%
Operating Expenses:
Search serving	10.0	16.4
Sales and marketing	83.6	86.4
General and administrative	21.3	16.3
Research and development	7.7	9.9
Amortization and write-down of intangibles	3.2	3.6

Total operating expenses	125.8	132.7

Operating loss	(25.8)	(32.7)
Interest and other income (expense)	0.0	1.5
Change in fair value of warrant liability	(4.6)	—

Loss before income taxes	(30.4)	(31.2)
Provision for income taxes	0.0	0.0

Net loss	(30.4)%	(31.2)%

Three months ended March 31, 2009 and 2008
Revenue (dollars in thousands)

	Three Months Ended March 31,
		Percent of		Percent of
		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change
Local domestic	$10,828	97.9%	$8,038	90.9%	34.7%
Local international	131	1.2%	138	1.6%	(5.1)%

Total local	10,959	99.1%	8,176	92.5%	34.0%
National	105	0.9%	666	7.5%	(84.2)%

Total revenue	$11,064	100.0%	$8,842	100.0%	25.1%

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

Change in Fair Value of Warrant Liability
The change in fair value of the warrant liability was $510,000 for the three months ended March 31, 2009. In accordance with EITF 07-5, adopted effective January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.
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
The table below substantiates the change in net cash provided by (used in) operating activities for the quarters ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009
	(Restated)	2008	Change
Net loss	$(3,366)	$(2,759)	$(607)
Non-cash(1)	1,596	1,211	385

Subtotal	(1,770)	(1,548)	(222)
Deferred revenue	3,400	(50)	3,450
AR, AP and Other	2,021	90	1,931

Net cash provided by (used in) operations	$3,651	$(1,508)	$5,159

(1)	— Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances and provision for doubtful accounts.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions. As a result of this material weakness, on February 1, 2010 we restated our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.
These restatements have no impact on our previously reported revenues, net cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the three months ended March 31, 2009.
To address this material weakness, we have engaged and will continue to engage outside experts, as needed, to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions). Specifically, we have engaged a consulting firm to review our derivative valuation assumptions and calculations.
We may adopt additional remediation measures related to the identified control deficiency as necessary. We will continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.
Our Audit Committee has taken an active role in reviewing and discussing the identified material weakness with our auditors and financial management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by the Company’s financial management.
As a result of the material weakness identified with respect to our reporting of complex transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of March 31, 2009, our internal control over financial reporting was not effective.
Changes in Internal Control over Financial Reporting
Except as stated above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LOCAL.COM CORPORATION
Date: February 1, 2010	/s/ Heath B. Clarke
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