Form 10-Q/A
period 2009-06-30
LOCAL.COM
filed 2010-02-01
CIK 1259550

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

LOCAL.COM CORPORATION

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was originally filed with the Securities and Exchange Commission on August 10, 2009 (the “Original Filing”), to include restated financial statements as described in Note 13 to the condensed consolidated financial statements to account for the reclassification of the Company’s derivative securities to be consistent with ASC Codification Topic 815: Derivatives and Hedging (“ASC 815”), due to the anti-dilution features in certain of the Company’s outstanding warrants upon the occurrence of certain Company-related events.
The revisions relate to non-operating and non-cash items for the quarterly period ended June 30, 2009. ASC 815 did not impact the Company’s financial statements for periods ending December 31, 2008 or earlier. The restatement does not result in a change in the Company’s previously reported revenues or total cash and cash equivalents shown in its financial statements for the quarterly period ended June 30, 2009.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2009	December 31,
	(Restated)	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$12,142
Restricted cash	81	31
Accounts receivable, net of allowances of $213 and $60, respectively	7,619	5,270
Prepaid expenses and other current assets	238	374

Total current assets	14,664	17,817
Property and equipment, net	1,377	1,073
Goodwill	13,231	13,231
Intangible assets, net	5,269	2,158
Long-term restricted cash	35	35
Deposits	12	12

Total assets	$34,588	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,160	$5,608
Accrued compensation	1,163	545
Deferred rent	137	199
Warrant liability	1,979	—
Other accrued liabilities	1,015	564
Deferred revenue	217	64

Total liabilities, all current	11,671	6,980

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,329,265 and 14,446,107 issued and outstanding, respectively	—	—
Additional paid-in capital	80,095	85,141
Accumulated deficit	(57,178)	(57,795)

Stockholders’ equity	22,917	27,346

Total liabilities and stockholders’ equity	$34,588	$34,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Revenue	$13,726	$9,646	$24,790	$18,488

Operating Expenses:
Search serving	1,011	1,320	2,120	2,773
Sales and marketing	9,153	7,900	18,403	15,543
General and administrative	2,437	1,400	4,789	2,842
Research and development	735	755	1,591	1,632
Amortization of intangibles	724	280	1,079	598

Total operating expenses	14,060	11,655	27,982	23,388

Operating loss	(334)	(2,009)	(3,192)	(4,900)
Interest and other income (expense), net	1	84	4	218
Change in fair value of warrant liability	(723)	—	(1,233)	—

Loss before income taxes	(1,056)	(1,925)	(4,421)	(4,682)
Provision for income taxes	—	—	1	1

Net loss	$(1,056)	$(1,925)	$(4,422)	$(4,683)

Per share data:
Basic net loss per share	$(0.07)	$(0.14)	$(0.31)	$(0.33)

Diluted net loss per share	$(0.07)	$(0.14)	$(0.31)	$(0.33)

Basic weighted average shares outstanding	14,332	14,242	14,382	14,223
Diluted weighted average shares outstanding	14,332	14,242	14,382	14,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Net loss	$(1,056)	$(1,925)	$(4,422)	$(4,683)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	—	1	—	1

Total comprehensive loss	$(1,056)	$(1,924)	$(4,422)	$(4,682)

Supplemental comprehensive income (loss) information:
Net unrealized gain (loss) on marketable securities	$—	$1	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009
	(Restated)	2008
Cash flows from operating activities:
Net loss	$(4,422)	$(4,683)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,391	1,036
Provision for doubtful accounts	175	10
Stock-based compensation expense	1,035	1,223
Change in fair value of warrant liability	1,233	—
Changes in operating assets and liabilities:
Accounts receivable	(2,462)	(1,553)
Prepaid expenses and other	136	164
Accounts payable and accrued liabilities	2,559	1,214
Deferred revenue	153	(89)

Net cash used in operating activities	(202)	(2,678)

Cash flows from investing activities:
Capital expenditures	(616)	(98)
Proceeds from sales of marketable securities	—	2,000
Increase in restricted cash	(50)	—
Purchases of intangible assets	(4,252)	2

Net cash (used in) provided by investing activities:	(4,918)	1,904

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	—	112
Exercise of options	40	158
Repurchases of common stock	(336)	—
Swing sale profit contribution	—	3
Payment of financing related costs	—	(20)

Net cash (used in) provided by financing activities	(296)	253

Net decrease in cash and cash equivalents	(5,416)	(521)
Cash and cash equivalents, beginning of period	12,142	14,258

Cash and cash equivalents, end of period	$6,726	$13,737

Supplemental Cash Flow Information:
Interest paid	$2	$—

Income taxes paid	$1	$1

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
Accounting Standards Adopted
In May 2009, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. We adopted the provisions of SFAS No. 165 during the second quarter of 2009. The adoption did not have an impact on our statements of operations or statement of financial position. In accordance with the provisions of SFAS No. 165, we have evaluated all subsequent events that occurred through February 1, 2010, the date the amended financial statements were issued.

Effective January 1, 2009 we adopted the provisions of EITF 07-5 Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s own stock (“EITF 07-5”) on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Warrants issued in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On January 1, 2009, we recorded a cumulative effect adjustment based on the grant date fair value of the warrants issued in August 2007 that were outstanding at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
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

The Company recorded a total charge of $723,000 and $1.2 million for the change in the fair value of the warrant liability during the three months and six months ended June 30, 2009, respectively.
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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Numerator:
Net loss	$(1,056)	$(1,925)	$(4,422)	$(4,683)

Denominator:
Denominator for basic calculation weighted average shares	14,332	14,242	14,382	14,223
Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	14,332	14,242	14,382	14,223

Net loss per share:
Basic net loss per share	$(0.07)	$(0.14)	$(0.31)	$(0.33)

Diluted net loss per share	$(0.07)	$(0.14)	$(0.31)	$(0.33)

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Furniture and fixtures	$210	$203
Office equipment	132	132
Computer equipment	1,459	1,392
Computer software	2,302	1,760
Leasehold improvements	583	583

	4,686	4,070
Less accumulated depreciation and amortization	(3,309)	(2,997)

Property and equipment, net	$1,377	$1,073

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$3	$84	$8	$218
Interest expense	(2)	—	(4)	—

Interest and other income (expense), net	$1	$84	$4	$218

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
9. Operating information
We have one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the enterprise wide disclosure requirements of U.S. GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue by geographic region:
United States	$13,725	$9,471	$24,658	$18,175
Europe	1	175	132	313

Total revenue	$13,726	$9,646	$24,790	$18,488

Revenue by product:
Pay-per-click (PPC)	$10,753	$8,877	$20,014	$16,953
Local promote (subscription)	2,323	272	3,616	454
Banner advertisement	634	419	1,122	903
Local connect (license) (1)	16	78	38	178

Total revenue	$13,726	$9,646	$24,790	$18,488

(1)	This includes software and patent licensing fees.
10. Stock-based compensation
Stock option activity under the equity incentive plans during the six months ended June 30, 2009 was as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic Value
	Shares	Price	(in thousands)
Outstanding at December 31, 2008	3,070,790	$4.87
Granted	782,816	1.95
Exercised	(14,397)	2.80
Cancelled	(145,217)	4.51

Outstanding at June 30, 2009	3,693,992	$4.27	$1,806

Exercisable at June 30, 2009	1,750,025	$5.48	$237

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2009 and 2008 was $1.51 and $3.89 per option, respectively.
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2009 and 2008 was $5,000 and $156,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2009:

	Options Outstanding
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Price	Shares	Life	Exercise Price	Shares	Exercise Price
$1.01 - $2.00	868,202	9.1 years	$1.59	92,496	$1.71
$2.01 - $3.00	206,161	7.2 years	2.27	70,428	2.25
$3.01 - $4.00	870,488	6.3 years	3.71	604,522	3.73
$4.01 - $5.00	1,105,147	8.2 years	4.67	371,426	4.62
$5.01 - $6.00	115,959	6.1 years	5.70	109,206	5.70
$6.01 - $7.00	108,773	4.8 years	6.41	106,021	6.40
$7.01 - $8.00	190,112	6.2 years	7.51	187,610	7.52
$8.01 - $10.00	120,000	6.8 years	8.76	99,166	8.88
$15.01 - $16.59	109,150	4.4 years	15.62	109,150	15.62

	3,693,992	7.5 years	$4.27	1,750,025	$5.48

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

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2009:

	Warrants Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$2.00 - $3.99	49,525	1.8 years	$2.31
$4.00 - $4.99	867,662	2.7 years	4.36
$5.00 - $5.99	867,662	2.7 years	5.17
$7.00 - $7.99	537,373	3.6 years	7.89
$9.00 - $9.99	537,373	4.6 years	9.26
$10.00 - $19.99	315,750	0.3 years	10.00
$20.00 - $25.53	164,400	0.5 years	25.53

	3,339,745	2.5 years	$7.47

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
13. Restatement
In connection with the preparation of our Form 10-K for the fiscal year ended December 31, 2009, we determined that certain warrants issued by the Company in connection with a 2007 securities offering (the “2007 Warrants”) contain anti-dilution provisions which should have been accounted for as a derivative in accordance with the amended provisions of FASB No. 133. EITF 07-5, which was effective January 1, 2009, concerns the determination of what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the scope exception in FASB No. 133. Since the 2007 Warrants contain certain anti-dilution rights for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in FASB No. 133 and must be accounted for as derivatives. Accordingly, beginning January 1, 2009, we should have reclassified the 2007 Warrants as liabilities under the caption “Warrant liability” and recorded them at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Thereafter, changes in the warrant liability from period to period should have been recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” Effective January 1, 2009, we should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding 2007 Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
The impact of the restatement on the quarter ended June 30, 2009 contained in this Form 10-Q/A is to record a warrant liability of $2 million, a reduction of additional paid-in capital of $5.8 million and reduction of accumulated deficit of $3.8 million on the consolidated balance sheet. In addition, a further adjustment to record a loss related to the change in fair value of the warrant liability of $723,000 and $1.2 million on the Consolidated Statements of Operations for the three months and six months ended June 30, 2009, respectively. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.

The adjustment to net loss for the three and six months ended June 30, 2009 is summarized below (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
Net loss, as previously reported	$(333)	$(3,189)

Adjustment for change in fair value of warrant liability (pre-tax):	(723)	(1,233)

Tax effect of restatement adjustment	—	—

Net loss, as restated	$(1,056)	$(4,422)

Basic net loss per share, as restated	$(0.07)	$(0.31)

Diluted net loss per share, as restated	$(0.07)	$(0.31)

The Condensed Consolidated Balance Sheet as of June 30, 2009, included in the Form 10-Q/A has been restated to include the effect of this adjustment as follows:
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	June 30, 2009
	(unaudited)
	As previously
	reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$6,726
Restricted cash	81	81
Accounts receivable, net of allowances of $213	7,619	7,619
Prepaid expenses and other current assets	238	238

Total current assets	14,664	14,664
Property and equipment, net	1,377	1,377
Goodwill	13,231	13,231
Intangible assets, net	5,269	5,269
Long-term restricted cash	35	35
Deposits	12	12

Total assets	$34,588	$34,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,160	$7,160
Accrued compensation	1,163	1,163
Deferred rent	137	137
Warrant liability	—	1,979
Other accrued liabilities	1,015	1,015
Deferred revenue	217	217

Total liabilities, all current	9,692	11,671

Commitments and contingencies Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 30,000,000 shares authorized; 14,329,265 issued and outstanding	—	—
Additional paid-in capital	85,880	80,095
Accumulated deficit	(60,984)	(57,178)

Stockholders’ equity	24,896	22,917

Total liabilities and stockholders’ equity	$34,588	$34,588

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	As previously		As previously
	reported	As restated	reported	As restated
Revenue	$13,726	$13,726	$24,790	$24,790

Operating Expenses:
Search serving	1,011	1,011	2,120	2,120
Sales and marketing	9,153	9,153	18,403	18,403
General and administrative	2,437	2,437	4,789	4,789
Research and development	735	735	1,591	1,591
Amortization of intangibles	724	724	1,079	1,079

Total operating expenses	14,060	14,060	27,982	27,982

Operating loss	(334)	(334)	(3,192)	(3,192)
Interest and other income (expense), net	1	1	4	4
Change in fair value of warrant liability	—	(723)	—	(1,233)

Loss before income taxes	(333)	(1,056)	(3,188)	(4,421)
Provision for income taxes	—	—	1	1

Net loss	$(333)	$(1,056)	$(3,189)	$(4,422)

Per share data:
Basic net loss per share	$(0.02)	$(0.07)	$(0.22)	$(0.31)

Diluted net loss per share	$(0.02)	$(0.07)	$(0.22)	$(0.31)

Basic weighted average shares outstanding	14,332	14,332	14,382	14,382
Diluted weighted average shares outstanding	14,332	14,332	14,382	14,382
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
The use of the Black-Scholes model requires us to make estimates of the following assumptions:
•	Expected volatility—The estimated stock price volatility is derived based upon our actual historic stock prices over the contractual life of the warrants, which represents our best estimate of expected volatility.

•	Risk-free interest rate—We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.
Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Search serving	7.4	13.7	8.6	15.0
Sales and marketing	66.7	81.9	74.2	84.1
General and administrative	17.8	14.5	19.3	15.4
Research and development	5.4	7.8	6.4	8.8
Amortization and write-down of intangibles	5.3	2.9	4.4	3.2

Total operating expenses	102.4	120.8	112.9	126.5

Operating loss	(2.4)	(20.8)	(12.9)	(26.5)
Interest and other income (expense)	0.0	0.9	0.0	1.2
Change in fair value of warrant liability	(5.3)	—	(5.0)	—

Loss before income taxes	(7.7)	(20.0)	(17.8)	(25.3)
Provision for income taxes	—	—	0.0	0.0

Net loss	(7.7)%	(20.0)%	(17.8)%	(25.3)%

Three and six months ended June 30, 2009 and 2008
Revenue (dollars in thousands)

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Local domestic	$13,512	98.4%	$9,150	94.9%	47.7%	$24,340	98.2%	$17,188	93.0%	41.6%
Local international	1	0.0%	175	1.8%	(99.4)%	132	0.5%	313	1.7%	(57.8)%

Total local	13,513	98.4%	9,325	96.7%	44.9%	24,472	98.7%	17,501	94.7%	39.8%
National	213	1.6%	321	3.3%	(33.6)%	318	1.3%	987	5.3%	(67.8)%

Total revenue	$13,726	100.0%	$9,646	100.0%	42.3%	$24,790	$100%	$18,488	100.0%	34.1%

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
Change in Fair Value of Warrant Liability
The change in fair value of the warrant liability was $723,000 and $1.2 million for the three and six months ended June 30, 2009. In accordance with EITF 07-5, adopted effective January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.
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
The table below substantiates the change in net cash provided by (used in) operating activities for the quarters ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009
	(Restated)	2008	Change
Net loss	$(4,422)	$(4,683)	$261
Non-cash(1)	3,834	2,269	1,565

Subtotal	(588)	(2,414)	1,826
Deferred revenue	153	(89)	242
AR, AP and Other	233	(175)	408

Net cash provided by (used in) operations	$(202)	$(2,678)	$2,476

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances and provision for doubtful accounts.
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
These restatements have no impact on our previously reported revenues, net cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the three and six months ended June 30, 2009.
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
As a result of the material weakness identified with respect to our reporting of complex transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of June 30, 2009, our internal control over financial reporting was not effective.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description
10.1(1)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2(2)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3(2)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4(3)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5(4)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

10.6(5)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.

10.7(6)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.

10.8(7)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
February 1, 2010	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

February 1, 2010	/s/ Brenda Agius
Date	Brenda Agius
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1(1)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant

10.2(2)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant

10.3(2)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant

10.4(3)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant

10.5(4)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant

10.6(5)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.

10.7(6)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.

10.8(7)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.