Form 10-Q/A
period 2009-09-30
LOCAL.COM
filed 2010-02-01
CIK 1259550

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

LOCAL.COM CORPORATION

		Page
PART I. FINANCIAL INFORMATION
Explanatory Note		3
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets As of September 30, 2009— Restated (Unaudited) and December 31, 2008	4
	Condensed Consolidated Statements of Operations For the three and nine months ended September 30, 2009 (Restated) and 2008 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) For the three and nine months ended September 30, 2009 (Restated) and 2008 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2009 (Restated) and 2008 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signatures	32
	Index to Exhibits	33
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
Local.com Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission on November 9, 2009 (the “Original Filing”), to include restated financial statements as described in Note 13 to the condensed consolidated financial statements to account for the reclassification of the Company’s derivative securities to be consistent with ASC Codification Topic 815: Derivatives and Hedging (“ASC 815”), due to the anti-dilution features in certain of the Company’s outstanding warrants upon the occurrence of certain Company-related events.
The revisions relate to non-operating and non-cash items for the quarterly period ended September 30, 2009. ASC 815 did not impact the Company’s financial statements for periods ending December 31, 2008 or earlier. The restatement does not result in a change in the Company’s previously reported revenues or total cash and cash equivalents shown in its financial statements for the quarterly period ended September 30, 2009.
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
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2009	December 31,
	(Restated)	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,153	$12,142
Restricted cash	35	31
Accounts receivable, net of allowances of $206 and $60, respectively	8,879	5,270
Prepaid expenses and other current assets	392	374

Total current assets	16,459	17,817
Property and equipment, net	1,876	1,073
Goodwill	13,231	13,231
Intangible assets, net	4,547	2,158
Long-term restricted cash	—	35
Deposits	12	12

Total assets	$36,125	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,344	$5,608
Accrued compensation	1,250	545
Deferred rent	103	199
Warrant liability	3,154	—
Other accrued liabilities	889	564
Deferred revenue	92	64

Total liabilities, all current	13,832	6,980

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000,000 shares authorized; 14,379,838 and 14,446,107 issued and outstanding, respectively	—	—
Additional paid-in capital	80,858	85,141
Accumulated deficit	(58,565)	(57,795)

Stockholders’ equity	22,293	27,346

Total liabilities and stockholders’ equity	$36,125	$34,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Revenue	$15,128	$10,196	$39,918	$28,684

Operating Expenses:
Search serving	1,286	1,331	3,406	4,104
Sales and marketing	10,130	8,455	28,533	23,997
General and administrative	2,220	1,271	7,009	4,113
Research and development	964	725	2,555	2,358
Amortization of intangibles	722	200	1,801	798

Total operating expenses	15,322	11,982	43,304	35,370

Operating loss	(194)	(1,786)	(3,386)	(6,686)
Interest and other income (expense), net	(18)	72	(14)	290
Change in fair value of warrant liability	(1,175)	—	(2,408)	—

Loss before income taxes	(1,387)	(1,714)	(5,808)	(6,396)
Provision for income taxes	—	—	1	1

Net loss	$(1,387)	$(1,714)	$(5,809)	$(6,397)

Per share data: Basic net loss per share	$(0.10)	$(0.12)	$(0.40)	$(0.45)

Diluted net loss per share	$(0.10)	$(0.12)	$(0.40)	$(0.45)

Basic weighted average shares outstanding	14,333	14,358	14,365	14,268
Diluted weighted average shares outstanding	14,333	14,358	14,365	14,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Net loss	$(1,387)	$(1,714)	$(5,809)	$(6,397)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	—	—	—	1

Total comprehensive loss	$(1,387)	$(1,714)	$(5,809)	$(6,396)

Supplemental comprehensive income (loss) information: Net unrealized gain (loss) on marketable securities	$—	$—	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009
	(Restated)	2008
Cash flows from operating activities:
Net loss	$(5,809)	$(6,397)
Adjustments to reconcile net loss to cash provided by (used) in operating activities:
Depreciation and amortization	2,265	1,478
Provision for doubtful accounts	175	10
Stock-based compensation expense	1,672	1,801
Change in fair value of warrant liability	2,408	—
Changes in operating assets and liabilities:
Accounts receivable	(3,722)	(2,740)
Prepaid expenses and other	(18)	152
Accounts payable and accrued liabilities	3,670	2,178
Deferred revenue	28	(94)

Net cash provided by (used in) operating activities	669	(3,612)

Cash flows from investing activities:
Capital expenditures	(1,267)	(315)
Proceeds from sales of marketable securities	—	2,000
Decrease in restricted cash	31	30
Purchases of intangible assets	(4,252)	2

Net cash (used in) provided by investing activities	(5,488)	1,717

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	—	188
Exercise of options	167	397
Repurchases of common stock	(336)	—
Swing sale profit contribution	—	3
Payment of financing related costs	(1)	(25)

Net cash (used in) provided by financing activities	(170)	563

Net decrease in cash and cash equivalents	(4,989)	(1,332)
Cash and cash equivalents, beginning of period	12,142	14,258

Cash and cash equivalents, end of period	$7,153	$12,926

Supplemental Cash Flow Information:
Interest paid	$24	$—

Income taxes paid	$1	$1

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

Effective January 1, 2009 we adopted the amended provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On January 1, 2009, we recorded a cumulative effect adjustment based on the grant date fair value of the warrants issued in August 2007 that were outstanding at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
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

The Company recorded a total charge of $1.2 million and $2.4 million for the change in the fair value of the warrant liability during the three months and nine months ended September 30, 2009, respectively.
In May 2009, the FASB issued new accounting and disclosure guidance regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires disclosure the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. We adopted the provisions of this standard during the second quarter of 2009. The adoption did not have an impact on our statements of operations or statement of financial position. In accordance with the new guidance, we have evaluated all subsequent events that occurred through February 1, 2010, the date the amended financial statements were issued.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Numerator:
Net loss	$(1,387)	$(1,714)	$(5,809)	$(6,397)

Denominator:
Denominator for basic calculation weighted average shares	14,333	14,358	14,365	14,268
Dilutive common stock equivalents:
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for diluted calculation weighted average shares	14,333	14,358	14,365	14,268

Net loss per share: Basic net loss per share	$(0.10)	$(0.12)	$(0.40)	$(0.45)

Diluted net loss per share	$(0.10)	$(0.12)	$(0.40)	$(0.45)

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Furniture and fixtures	$215	$203
Office equipment	139	132
Computer equipment	1,721	1,392
Computer software	2,676	1,760
Leasehold improvements	585	583

	5,336	4,070
Less accumulated depreciation and amortization	(3,460)	(2,997)

Property and equipment, net	$1,876	$1,073

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$2	$72	$10	$290
Interest expense	(20)	—	(24)	—

Interest and other income (expense), net	$(18)	$72	$(14)	$290

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
The following table summarizes information regarding options outstanding and exercisable at September 30, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Price	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$1.01 - $2.00	793,789	9.2 years	$1.57	61,896	$1.50
$2.01 - $3.00	206,161	7.0 years	2.28	74,627	2.26
$3.01 - $4.00	1,034,111	6.7 years	3.65	640,318	3.74
$4.01 - $5.00	1,347,539	8.4 years	4.58	394,611	4.62
$5.01 - $6.00	105,959	5.7 years	5.70	104,707	5.70
$6.01 - $7.00	108,773	4.5 years	6.41	106,521	6.40
$7.01 - $8.00	190,112	5.9 years	7.51	188,110	7.52
$8.01 - $10.00	103,333	3.9 years	8.85	103,333	8.85
$15.01 - $16.59	108,150	4.2 years	15.62	108,150	15.62

	3,997,927	7.5 years	$4.25	1,782,273	$5.48

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

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2009:

	Warrants Outstanding and Exercisable
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$2.00 - $3.99	49,525	1.5 years	$2.31
$4.00 - $4.99	867,662	2.4 years	4.36
$5.00 - $5.99	867,662	2.4 years	5.17
$7.00 - $7.99	537,373	3.3 years	7.89
$9.00 - $9.99	537,373	4.3 years	9.26
$10.00 - $19.99	315,750	0 years	10.00
$20.00 - $25.53	164,400	0.2 years	25.53

	3,339,745	2.2 years	$7.47

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
13. Restatement
In connection with the preparation of our Form 10-K for the fiscal year ended December 31, 2009, we determined that certain warrants issued by the Company in connection with a 2007 securities offering (the “2007 Warrants”) contain anti-dilution provisions which should have been accounted for in accordance with the amended provisions of ASC 815 effective January 1, 2009. ASC 815-40-15 concerns the determination of what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the scope exception in ASC 815. Since the 2007 Warrants contain certain anti-dilution rights for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives. Accordingly, beginning January 1, 2009, we should have reclassified the 2007 Warrants as liabilities under the caption “Warrant liability” and recorded them at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Thereafter, changes in the warrant liability from period to period should have been recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” Effective January 1, 2009, we should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding 2007 Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
The impact of the restatement on the quarter ended September 30, 2009 contained in this Form 10-Q/A is to record a warrant liability of $3.2 million, a reduction of additional paid-in capital of $5.8 million and reduction of accumulated deficit of $2.6 million on the consolidated balance sheet. In addition, a further adjustment to record a loss related to the change in fair value of the warrant liability of $1.2 million and $2.4 million on the Consolidated Statements of Operations for the three months and nine months ended

September 30, 2009, respectively. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.
The adjustment to net loss for the three and nine months ended September 30, 2009 is summarized below (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Net loss, as previously reported	$(212)	$(3,401)

Adjustment for change in fair value of warrant liability (pre-tax):	(1,175)	(2,408)

Tax effect of restatement adjustment	—	—

Net loss, as restated	$(1,387)	$(5,809)

Basic net loss per share, as restated	$(0.10)	$(0.40)

Diluted net loss per share, as restated	$(0.10)	$(0.40)

The Condensed Consolidated Balance Sheet as of September 30, 2009, included in the Form 10-Q/A has been restated to include the effect of this adjustment as follows:
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	September 30, 2009
	(unaudited)
	As previously
	reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$7,153	$7,153
Restricted cash	35	35
Accounts receivable, net of allowances of $206	8,879	8,879
Prepaid expenses and other current assets	392	392

Total current assets	16,459	16,459
Property and equipment, net	1,876	1,876
Goodwill	13,231	13,231
Intangible assets, net	4,547	4,547
Long-term restricted cash	—	—
Deposits	12	12

Total assets	$36,125	$36,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,344	$8,344
Accrued compensation	1,250	1,250
Deferred rent	103	103
Warrant liability	—	3,154
Other accrued liabilities	889	889
Deferred revenue	92	92

Total liabilities, all current	10,678	13,832

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000,000 shares authorized; 14,379,838 issued and outstanding	—	—
Additional paid-in capital	86,643	80,858
Accumulated deficit	(61,196)	(58,565)

Stockholders’ equity	25,447	22,293

Total liabilities and stockholders’ equity	$36,125	$36,125

See accompanying notes to the consolidated financial statements.

The Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009, included in the Form 10-Q/A have been restated to include the effects of the adjustment as follows:
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	As previously		As previously
	reported	As restated	reported	As restated
Revenue	$15,128	$15,128	$39,918	$39,918

Operating Expenses:
Search serving	1,286	1,286	3,406	3,406
Sales and marketing	10,130	10,130	28,533	28,533
General and administrative	2,220	2,220	7,009	7,009
Research and development	964	964	2,555	2,555
Amortization of intangibles	722	722	1,801	1,801

Total operating expenses	15,322	15,322	43,304	43,304

Operating loss	(194)	(194)	(3,386)	(3,386)
Interest and other income (expense), net	(18)	(18)	(14)	(14)
Change in fair value of warrant liability	—	(1,175)	—	(2,408)

Loss before income taxes	(212)	(1,387)	(3,400)	(5,808)
Provision for income taxes	—	—	1	1

Net loss	$(212)	$(1,387)	$(3,401)	$(5,809)

Per share data: Basic net loss per share	$(0.01)	$(0.10)	$(0.24)	$(0.40)

Diluted net loss per share	$(0.01)	$(0.10)	$(0.24)	$(0.40)

Basic weighted average shares outstanding	14,333	14,333	14,365	14,365
Diluted weighted average shares outstanding	14,333	14,333	14,365	14,365
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

Warrant Liability
As discussed in Note 1 — The Company and Summary of Significant Accounting Policies, effective January 1, 2009, we adopted the updated guidance of ASC 815, which requires that certain of our warrants be accounted for as derivative instruments and that we mark the fair value of our warrant liability to market and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.
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

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009		2009
	(Restated)	2008	(Restated)	2008
Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Search serving	8.5	13.0	8.5	14.3
Sales and marketing	67.0	82.9	71.5	83.6
General and administrative	14.7	12.5	17.6	14.3
Research and development	6.4	7.1	6.4	8.2
Amortization and write-down of intangibles	4.8	2.0	4.5	2.9

Total operating expenses	101.3	117.5	108.5	123.3

Operating loss	(1.3)	(17.5)	(8.5)	(23.3)
Interest and other income (expense)	(0.1)	0.7	(0.0)	1.0
Change in fair value of warrant liability	(7.8)	—	(6.0)	—

Loss before income taxes	(9.2)	(16.8)	(14.5)	(22.3)
Provision for income taxes	—	—	0.0	0.0

Net loss	(9.2)%	(16.8)%	(14.6)%	(22.3)%

Three and nine months ended September 30, 2009 and 2008
Revenue (dollars in thousands)

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Local domestic	$15,014	99.2%	$9,799	96.1%	53.2%	$39,354	98.6%	$26,987	94.1%	45.8%
Local international	—	—%	228	2.2%	(100.0)%	132	0.3%	541	1.9%	(75.6)%

Total local	15,014	99.2%	10,027	98.3%	49.7%	39,486	98.9%	27,528	96.0%	43.4%
National	114	0.8%	169	1.7%	(32.5)%	432	1.1%	1,156	4.0%	(62.6)%

Total revenue	$15,128	100.0%	$10,196	100.0%	48.4%	$39,918	$100%	$28,684	100.0%	39.2%

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
Change in Fair Value of Warrant Liability
The change in fair value of the warrant liability was $1.2 million and $2.4 million for the three and nine months ended September 30, 2009. In accordance with ASC 815, adopted effective January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.
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
The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009
	(Restated)	2008	Change
Net loss	$(5,809)	$(6,397)	$588
Non-cash(1)	6,520	3,289	3,231

Subtotal	711	(3,108)	3,819
Deferred revenue	28	(94)	122
AR, AP and Other	(70)	(410)	340

Net cash provided by (used in) operations	$669	$(3,612)	$4,281

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances and provision for doubtful accounts.
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
These restatements have no impact on our previously reported revenues, net cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the three and nine months ended September 30, 2009.
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
As a result of the material weakness identified with respect to our reporting of complex transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting was not effective.
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

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total Number	Average	Shares Purchased as	Purchased Under the
	of Shares	Price Paid	Part of a Publicly	Programs
	Purchased (1)	per Share	Announced Program	(in 000s) (1)
January 1 - January 31, 2009	—	$—	—	$2,000
February 1 - February 28, 2009	—	$—	—	$2,000
March 1 - March 31, 2009	99,065	$2.40	99,065	$1,763
April 1 - April 30, 2009	17,874	$2.82	17,874	$1,713
May 1 - May 31, 2009	14,300	$3.43	14,300	$1,663
June 1 - June 30, 2009	—	$—	—	$1,663
July 1 - July 31, 2009	—	$—	—	$1,663
August 1 - August 31, 2009	—	$—	—	$1,663
September 1 - September 30, 2009	—	$—	—	$1,663

Total	131,239	$2.56	131,239

(1)	The shares repurchased in the nine months ended September 30, 2009 were under our stock repurchase program that was announced in October 2008 with an authorized level of $2.0 million. The shares repurchased were retired. This program will expire in April 2010.

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