Form 10-K
period 2009-12-31
LOCAL.COM
filed 2010-03-16
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34197

LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0849123 (I.R.S. Employer Identification No.)

One Technology Drive, Building G Irvine, CA (Address of principal executive offices)	92618 (Zip Code)

(949) 784-0800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File require to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $47.2 million based on the last reported sale price of registrant’s common stock on June 30, 2009 as reported by Nasdaq Capital Market.

As of February 28, 2010, the number of shares of the registrant’s common stock outstanding: 14,620,482

Documents incorporated by reference: Proxy Statement for the 2010 Annual Meeting of Stockholders — Part III Items 10, 11, 12, 13, and 14.

LOCAL.COM CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us” or “our” refer to Local.com Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Local.com Overview

We operate a leading local search website, Local.com, with over 15 million monthly unique visitors, a leading private label local syndication network of approximately 750 U.S. regional media sites, a local distribution network for our advertising feeds, and a sales and advertiser services operation for approximately 50,000 direct monthly subscribers. Using patented search technologies, we provide over 20 million consumers each month with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have created an audience of users that our direct advertisers and advertising partners desire to reach. Sales of advertising on Local.com and our local syndication network (“LSN”) accounted for 91% of our total revenues in 2009.

We launched Local.com in August of 2005, our LSN in July 2007, our local distribution network (“LDN”) in the third quarter of 2009, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

In 2009, we aligned our operations into three distinct business units: Owned and Operated (“O&O”), Network, and Sales and Ad Services (“SAS”).

O&O

Our O&O business unit is presently comprised of our flagship website Local.com, which accounted for 65% of our total revenues in 2009. Local.com is principally a local business directory site that provides information on over 14 million local businesses that we have indexed and made findable to consumers searching for products or services in their local area using our proprietary technologies. Business listings appearing on Local.com may include photographs, user ratings and reviews, video, product information, coupons and hours of operation, among other things.

We acquire a majority of our Local.com users through pay-per-click advertising on other search engines. Users also reach Local.com as a result of direct-to-site visits (also called type-in traffic), as well as the natural indexing done by other search engines of our content, which we attempt to augment through search engine optimization (“SEO”) efforts. As discussed further below, we believe that by adding additional content to our site in compelling formats, such as our recently launched Events channel, we can grow the number of users visiting our site, while reducing our reliance on pay-per-click advertising. We also regularly consider acquiring websites and technologies to enhance our O&O growth.

Network

Our Network business unit includes both LSN and LDN and accounts for 21% of our 2009 revenue. Our LSN integrates our geo-targeted small business directories into over 750 websites of our U.S.-based regional media partners, which include local newspapers and television stations, among others. These targeted small business directories are displayed on our LSN partner’s website and indexed by the major search engines, resulting in users visiting these directories, which we monetize with advertising, and share a portion of our revenues with our regional media partners. Since we do not pay to acquire the users to our LSN sites, these users are considered a source of organic traffic and represent high-margin revenue to us.

Our LDN is comprised of local search and directory partners that take our XML-based advertising feeds and integrate it in their own ‘look and feel’ search results. We have over a dozen partners in our LDN, and use a combination of our ad partner’s traffic quality scoring systems as well as third-party systems to ensure high-quality traffic for advertisers.

SAS

We manage all our advertisers, both direct and indirect, via our SAS business unit. Indirect advertisers are provided by partners such as Yahoo!, SuperMedia and dozens of other ad providers. On an increasing basis, we also serve our own direct advertisers on our site with our Local Promote subscription advertising product. Local Promote provides local businesses with premium placement within targeted search results in specific categories and geographic regions on Local.com. It provides subscribing customers with the ability to build their own branded web pages, including logos, photos, taglines, and special offer links. Subscribers to our Local Promote product also have their businesses’ listings automatically submitted to the major search engines. We ended the year with over 40,000 direct customers who pay us an average of between $35 and $50 per month for an ad on Local.com or for web hosting services, which we outsource to third party vendors. We receive payment via their local phone company through a process known as LEC billing and through direct credit card billing. We acquire these direct subscribers through a combination of internal and outsourced sales efforts, as well as acquisitions of large blocks of direct subscribers from third parties.

Local Promote is a subscription advertising product for local businesses.

Industry Overview

U.S. online advertising is an over $29 billion a year industry. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. According to a February 2010 study The Kelsey Group estimates that the local search market in the United States will grow to approximately $8 billion by 2014. Consumers who conduct local searches on the internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of internet user. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like Local.com or our LSN and LDN. Additionally, local small and medium-sized businesses that would not normally compete at the national level for advertising opportunities are increasingly engaging in and competing for local advertising opportunities, including local search, to promote their products and services.

Local search is still relatively new, and as a result it is difficult to determine our current market share or predict our future market share. However, we have a number of competitors that have announced an intention to increase their focus on local search with regard to U.S. online advertising, including some of the leading online advertising companies in the world in Google, Yahoo!, and Microsoft, among many others with greater experience and resources than we have.

The U.S. online advertising industry, including the local search segment, is regularly impacted and changed by new and emerging technologies, including, for instance, ad targeting and mobile technologies, as well as the increased fragmentation of the online advertising industry in general, from different technology platforms, to different advertising formats, targeting methodologies and the like. Those companies within our industry that are able to quickly adapt to new technologies, as well as offer innovations of their own, have a better chance of succeeding than those that do not.

The Local.com Solution

We believe our search results and local content, delivered on our own Local.com website and our LSN, provide the following benefits to local advertisers and consumers:

•	Access to a Large Number of Local Business Listings and Local Content. With over 14 million local businesses indexed using our proprietary technology, we offer users of Local.com and our LSN partners’

websites a one-stop resource for local businesses in their area, including in some cases photographs, user ratings and reviews, video, product information, coupons and hours of operations, among other things. We believe that our ability to amass this content and deliver relevant, targeted results in response to user search queries ensures that a user has a good experience when using our services. When combined with a large pool of similarly targeted sponsored listings, we believe our advertisers have a better chance of reaching their target audience. Additionally, we believe the combination of user and advertiser satisfaction with our Local search offering is important to the acceptance of our service by our LSN partners and the success of our Local.com website.

•	Access to a Desirable Demographic of Decision-Makers. Our patented and proprietary technology allows us to consolidate an amalgamated and disparate set of local business listings, information and other data and combine it into a targeted, highly relevant results set that is presented in a useful and compelling manner. We believe the utility of our site is reflected in our user demographics. Approximately 70% of our users on Local.com are comprised of females aged between 25 and 45 with at least one child at home or so-called “soccer moms,” a demographic that is deemed by many to be highly desirable because they generally have responsibility for 89% of bank accounts, 80% of healthcare decisions, and 50% of DIY projects and consumer product purchases.

•	Targeted Advertising. We believe that search advertising delivers a more relevant list of businesses, products and services for our users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer. By providing access to our users via performance, display and subscription ad units, businesses can target consumers at the exact time a consumer has demonstrated an interest in what that business has to offer. As a result of our core demographic, we believe that local and commercial searches performed on Local.com tend to convert into buying customers at a higher rate than many other types of search traffic. As a consequence, there’s competition from third-parties to place their advertiser listings on our site, which along with our direct advertisers, drives monetization of our traffic. We believe that our users’ propensity to buy correlates with the value of our traffic, and explains in part why Local.com monetizes its search traffic at higher levels than other types of search traffic.

Our Strategy

We have adopted an integrated growth strategy that addresses the needs of each of our three business units, O&O, Network, and SAS, individually, while allowing the growth in one of our business units to be leveraged by one or both of our other business units.

O&O

Our O&O growth strategy is centered on increasing organic traffic to our sites, which includes type-in and SEO traffic. We believe that adding more content and presenting that content in a useful way to our users will ultimately drive more type-in and SEO traffic over time, both of which are our high margin traffic sources. We plan to add more content to the site by launching verticals that appeal to our core demographic of soccer moms — for example, shopping, education, events and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com site receives, we may be able to reduce our reliance on lower-margin traffic we acquire from third party search engines.

We also expect to add new brands, products and services to our O&O business unit via acquisitions. We expect our acquisition focus to be primarily on sites which serve our target demographic, and who have material type-in traffic to their own sites, thereby adding to our O&O proprietary traffic base and to the overall value proposition we offer our SAS direct and indirect advertisers. Additionally, we anticipate that much of the content we develop or acquire for our own O&O properties may also be useful to enhance the product and content offerings we make to our Network partners.

Network

Our Network growth strategy includes adding new sites to our LSN and LDN, expanding the content and products available to our Network partners, growing the user base of our existing products through SEO efforts and content expansion, and improving our overall ad yield per visitor through continued page optimization of our SAS-managed advertising partners. We believe that expanded distribution increases our value in the local search ecosystem, attracting new advertisers, which in turn, allows us to compete for expanded distribution, creating what we feel is a virtuous cycle, with strategic defensibility originating from our significant base of traffic on our O&O properties. We further believe that over time, any local search network without an accompanying proprietary traffic source will find it increasingly difficult to compete.

As with O&O, we expect that we may acquire content channels and products that would be well suited to deployment throughout our Network. We expect that any acquisitions made primarily for our Network, will also be able to be leveraged by our O&O sites and could result in additional advertising and sponsorship opportunities becoming available through our SAS division.

SAS

Our SAS business unit is closely linked to the expansion of our O&O and Network business units and, as such, our strategy with respect to SAS is also connected. As our overall traffic increases, we believe we can attract more direct and indirect advertisers and, in turn, use our higher monetization to compete for more distribution. We expect to add incrementally to our direct customer base via acquisition as well as internal and external sales efforts. We also expect to be able to offer new and compelling products to our potential customers as we add new content and functionality to our O&O and Network business units.

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

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2009, we had 21 employees in product and technical development.

Our research and development expenses were $3.5 million, $3.1 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Competition

The online local paid-search market is intensely competitive. Our competitors include the major search engines as well as online directories and city guides. We partner with many of our competitors. Non-paid search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the local search advertising market. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own local search services. We believe that the principal competitive factors in our market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of search results and ad listings across the Internet infrastructure.

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

Additionally, larger companies may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, Local.com and less likely to access our partners’ sponsored listings. If we are unable to successfully compete against current and future competitors or if our current network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Major Customers

We have two customers that each represents more than 10% of our total revenue. Our advertising partner, Yahoo! Inc., represented 45%, 54% and 49% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Our local advertising partner, SuperMedia Inc. (formerly known as Idearc Media Corp.), represented 23%, 18% and 15% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Our relationships with these and generally all of customers are short term in nature. There can be no assurance that our agreements with Yahoo! Inc. and SuperMedia Inc. will be renewed upon their expiration. If those agreements are renewed, there can be no assurance that it will be on terms as favorably as those we currently have with these customers. If those agreements are not renewed, there can be no assurance that we will be able to find alternative customers on terms as favorable as those we currently have, if at all. A loss of either of these customers and a failure to find a comparable replacement would have a material adverse affect on our operating results.

Major Suppliers and Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com, msn.com, ask.com and others, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the year ending December 31, 2009, approximately 57% of the traffic on our Local.com website and LSN partner websites was acquired through search engine marketing campaigns on other search engine websites. During the year ended December 31, 2009, advertising costs to drive consumers to our Local.com website were $25.9 million of which $17.9 million was paid to Google, Inc. In prior years, we referred to this cost as traffic acquisition cost (TAC). We are dependent on the advertising we do with other search engines, especially Google, to drive consumers to our Local.com website in order to generate revenue from searches and other actions they may undertake while at Local.com. If we were unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer. While our strategy is to decrease our dependence on advertising with other search engines by growing our organic traffic through repeat usage, better content, and increased search engine optimization efforts, we cannot guarantee that these efforts will be successful or that we will not remain dependent on advertising with other search engines to secure the large majority of consumers who visit Local.com.

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

We own the registered trademarks for “Local.com,” “ePilot,” “Keyword DNA,” “Local Promote,” “Local Connect” and “Pay Per Connect,” among others, in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have been issued four patents by the United States Patent and Trademark Office: Methods and Systems for a Dynamic Networked Commerce Architecture; Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols; Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searching Based on User Location; and finally, Methods and Systems for Enhanced Directory Assistance Services in a Telecommunications Network, which was issued in October of 2009. We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

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

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

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

Employees

As of December 31, 2009 we had eighty-six employees, all of which were full-time, twenty of which were engaged in research and development, fifty in sales and marketing and sixteen in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

If we are not successful with our local search initiative, our future financial performance may be affected.

Since August 9, 2005, we have been operating Local.com, a consumer facing destination website specializing in local search and content. Since the third quarter of 2007, we have been operating our Local Syndication Network (LSN) which provides local search results and local content to our publisher partners. We have and expect to continue to invest significant amounts of time and resources investing in our Local.com website, LSN and other similar initiatives, including our Local Distribution Network (LDN) launched in the third quarter of 2009. We cannot assure you that we will continue to sustain or grow our current revenue from these or other local search initiatives. We also cannot assure you that we will sustain or grow the number of consumers or advertisers that use or advertise on Local.com or our LSN and LDN offerings. If we are unable to sustain or grow the number of consumers using and/or advertisers advertising with Local.com and our LSN and LDN, our financial performance may be adversely affected.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. We had a net loss of $6.3 million for the year ended December 31, 2009 and $8.6 million for the year ended December 31, 2008. We also had an accumulated deficit of $59.0 million at December 31, 2009 and expect to have a net loss for at least the next quarter. We have significantly increased our operating expenses by expanding our operations in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We face intense competition from larger, more established companies, as well as our own advertising partners, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo! Inc., Google Inc. and online directories, such as Yellowpages.com. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

We are dependent on third party products, services and technologies; changes to existing products, services and technologies or the advent of new products, services and technologies could adversely affect our business.

Our business is dependent upon our ability to use and interact with many third party products, services and technologies, such as browsers, data and search indices, and privacy software. Any changes made by third parties or consumers to the settings, features or functionality of these third party products, services and technologies or the development of new products, services and technologies that interfere with or disrupt our products, services and technologies could adversely affect our business. For instance, if a major search index were to alter its algorithms in a manner that resulted in our content not being indexed as often or appearing as high in its search results, our consumers might not be able to reach and use our content, products and services and our business could be adversely affected. Similarly, if more consumers were to switch their browsers to higher security settings to restrict the acceptance of cookies from the websites they visit, our ability to effectively use cookies to track consumer behavior in our business could be impacted and our business could be adversely affected.

We rely on our advertising partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com and our LSN and LDN partners in order to generate revenue when a consumer click-through or other paid event occurs on our advertising partners’ sponsored listings. For the year ended December 31, 2009, 81% of our revenue was derived from our advertising partners. Most of our agreements with our advertising partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition could suffer.

We are dependent on LSN and LDN partners to provide us with local search traffic and access to local advertisers, and if they do not, our business could be harmed.

We have contracts with our LSN and LDN partners to provide us with either local search traffic or access to local advertisers. Our LSN and LDN partners are very important to our revenue and results of operations. Any adverse change in our relationships with key LSN and LDN partners could have a material adverse impact on our revenue and results of operations. In many cases, our agreements with these LSN and LDN partners are short-term and/or subject to many variables which enable us or our LSN and LDN to discontinue our relationship or negotiate new terms that are less favorable to us with little or no notice. If we are unable to maintain relationships with our current LSN and LDN partners or develop relationships with prospective LSN and LDN partners on terms that are acceptable to us, our operating results and financial condition could suffer. Any decline in the number and/or quality of our LSN and LDN partners could adversely affect the value of our services.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as advertisers, may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our Local.com website or our LSN and LDN partner websites.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our access to credit and our ability to raise capital.

We have historically relied on private placements of our equity to fund our operations. In June 2009 we obtained an up to $10 million credit facility with Square 1 Bank of which $3 million was outstanding as of December 31, 2009. The current global financial crisis which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all. The failure to raise capital or obtain credit when needed, or on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. While we have employment agreements with our five executive officers and certain key personnel, each of these may, however, be terminated with 30 days notice by either party. No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

The market for Internet and local search advertising services is in the early stages of development, and if the market for our services decreases it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet marketing and advertising, in general, and paid-search, in particular, are in the early stages of development. Our future revenue and profits are substantially dependent upon the continued widespread acceptance, growth, and use of the Internet and other online services as effective advertising mediums. Many of the largest advertisers have generally relied upon more traditional forms of media advertising and have only limited experience advertising on the Internet. Local search, in particular, is still in an early stage of development and may not be accepted by consumers for many reasons including, among others, that consumers may conclude that local search results are less relevant and reliable than non-paid-search results, and may view paid-search results less favorably than search results generated by non-paid-search engines. If consumers reject our paid-search services, or commercial use of the Internet generally, and the number of click-throughs on our sponsored listings decreases, the commercial utility of our search services could be adversely affected which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If we acquire other businesses, it could adversely affect our operations and result in unanticipated liabilities.

We have announced that we are likely to make acquisitions and other strategic investments in the future. Acquisitions and strategic investments both require a substantial commitment of resources and management’s attention. In addition, acquisitions and strategic investments may involve a number of risks, including:

•	The distraction of management and loss of focus on our ongoing business;

•	The failure to retain key personnel at the companies we acquire;

•	Uncertainty in how the acquisition or strategic investment will impact our financial results;

•	Exposure to unknown or unforeseen liabilities or potential liabilities, including intellectual property claims made by third parties against a company we acquire;

•	Inability or difficulty integrating technology, administrative systems, personnel, and operations of acquired companies into our services, systems and operations and unanticipated expenses related to such integration;

•	The failure of an acquired company to perform as planned and to negatively impact our overall financial results;

•	Inability or difficulty in reconciling potentially conflicting or overlapping contractual rights and duties; and

•	Disruption of relationships with consumers, partners and employees in connection with the combination of acquired operations and new management personnel;

If we are unable to successfully address these risks or other problems encountered in connection with acquisitions and strategic investments, we could fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business.

We may incur impairment losses related to goodwill and other intangible assets which could have a material and adverse effect on our financial results.

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase, the acquisition of PremierGuide, Inc. and the purchase of subscribers from LiveDeal and LaRoss, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis as of December 31, 2009 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our LSN and LDN. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers. Our potential liability for unlawful activities of our advertisers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

Government and legal regulations may damage our business.

We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to Internet businesses, and there are currently few significant laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as the positioning of sponsored listings on search results pages. For example, the Federal Trade Commission, or FTC, has in the past reviewed the way in which search engines disclose paid-search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid-search results are clearly distinguished from non-paid results, that the use of paid-

search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid-search listings on search results. In February of 2009, the FTC issued a staff report titled “Self-Regulatory Principles for Online Behavioral Advertising.” In December 2009, the FTC issued “Guides Concerning the Use of Endorsements and Testimonials in Advertising.” The adoption of laws, regulations, guidelines and principles relating to online advertising, including behavioral advertising, placement of paid search advertisements or user privacy, defamation or taxation and the like may inhibit the growth in use of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

If we do not deliver traffic that converts into revenue for advertisers, then our advertisers and our advertising partners may pay us less for their listing or discontinue listings with us.

For our services to be successful, we need to deliver consumers to advertisers’ websites that convert into sales for the advertiser. If we do not meet advertisers’ expectations by delivering quality traffic, then our advertisers may pay us less for their monthly subscription listings and our advertising partners may pay us less per click or in both cases, cease doing business with us altogether, which may adversely affect our business and financial results. We compete with other web search services, online publishers and high-traffic websites, as well as traditional media such as television, radio and print, for a share of our advertisers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to paid-search. Acceptance of our advertising offerings among our advertisers and advertising partners will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our services in the future, our financial results may suffer.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers and advertising partners, thereby causing our business to suffer.

We are exposed to the risk of fraudulent or illegitimate clicks on our sponsored listings. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertisers and advertising partners may become dissatisfied with our advertising programs, which could lead to loss of advertisers, advertising partners and revenue.

If we do not continue to develop and offer compelling content, products and services, our ability to attract new consumers or maintain the engagement of our existing consumers could be adversely affected.

We believe we must offer compelling content, products and services in order to attract new consumers and maintain the engagement of our existing consumers. Our ability to acquire, develop and offer new content, products and services, as well as new features, functionality and enhanced performance for our existing content, services and products requires substantial costs and efforts. The consumer reception of any new offerings we may make is unknown and subject to consumer sentiment that is difficult to predict. If we are unable to provide content, products, and services that are sufficiently attractive and relevant to consumers (including subscribers to our monthly subscription listing products), we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement with our Local.com site or our LSN offerings. Even if we are successful in the development and offering of compelling content, products, features, and services, we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement.

If we cannot continue to develop and offer effective advertising products and services, our advertising revenues could be adversely affected.

We believe that growth in our advertising revenues depends on our ability to continue offering our advertisers and publishers with effective products and services. Developing new and improving upon our existing products and services may require significant effort and expense. If we are unable to develop and improve our advertising products and services, including those that more effectively or efficiently plan, price or target advertising, our advertising revenues could be adversely affected.

If we fail to maintain the number of customers purchasing our monthly subscription products, our revenue and our business could be harmed.

Our monthly subscription customers do not have long-term obligations to purchase our products or services and many will cancel their subscriptions each month. As a result of this customer churn, we must continually add new monthly subscription customers to replace customers who cancelled and to grow our business beyond our current customer base. We currently acquire new monthly subscription customers from third party telesales initiatives and the acquisition of blocks of monthly subscription customers from third parties as those opportunities present themselves. If we fail to acquire new monthly subscription customers at a rate equal to or greater than our existing monthly subscription customers are cancelling their subscriptions with us and on the same or better terms, our monthly subscription customer base will decrease, and our business, financial condition and operating results will be adversely affected.

If our billing partners lose the ability to bill our monthly subscription customers through Local Exchange Carriers on those monthly subscription customers’ telephone bills it would adversely impact our results of operations.

We currently maintain a billing relationship with certain third parties that bill some of our monthly subscription customers for us through each customer’s local exchange carrier (“LEC”). These third parties are approved to bill our products and services directly on most of our monthly subscription customers’ local telephone bills through their LEC, commonly referred to as their local telephone company. In fiscal 2009, approximately 92% of our monthly subscription customers were billed via LEC billing and revenue from LEC billing represented 10% of our total revenue in fiscal 2009. The existence of the LECs is the result of federal legislation. As such, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent the ability of our third party partners to use the LECs to bill our monthly subscription customers. Similarly, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, our third party billing partners have historically been affected by the LECs’ internal policies. With respect to certain LECs, such policies are becoming more stringent. The inability on the part of our third party billing partners to use the LECs to bill our advertisers through their monthly telephone bills could reduce the rate at which we are able to acquire new monthly subscription customers and increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our financial condition and results of operations.

Our revenue may decline over time due to the involvement of the alternative telephone suppliers in the local telephone markets.

Due to competition in the telephony industry, many business customers are finding alternative telephone suppliers, such as Competitive Local Exchange Carriers, cable companies, VOIP offerings, and the like that offer less expensive alternatives to the LECs. When the LECs effectuate a price increase, many business customers look for an alternative telephone supplier. When our monthly subscription customers switch service providers from the LECs to an alternate telephone supplier, our third party billing partners may be precluded from billing these monthly subscription customers on their monthly telephone bill and we must instead convert them to alternative billing methods such as credit card. This conversion process can be disruptive to our operations and result in lost revenue. We cannot provide any assurances that our efforts will be successful. The inability on the part of our third party billing partners to use the LECs to bill our advertisers through their monthly telephone bills could reduce the rate at which we are able to acquire new monthly subscription customers and increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our financial condition and results of operations.

Our ability to efficiently bill our monthly subscription customers depends upon our third party billing partners.

We currently depend upon our third party billing partners to efficiently bill and collect monies through LEC billing. We currently have agreements with two third party billing partners. Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations.

If our monthly subscription customers file complaints against us or our partners, we could be forced to refund material amounts of monthly subscription revenues and our ability to operate our subscription service could be adversely impacted, which would adversely affect our results of operation.

We have internal and outsourced telesales initiatives that could result in complaints from our monthly subscription customers against us or our third party partners who dispute that they have agreed to receive and be billed for our monthly subscription services. Monthly subscription customers may also direct their complaints to a state’s attorney general’s office, federal agencies such as the Federal Trade Commission, their LEC and other authorities. If a complaint is directed to an attorney general, a Federal agency, a LEC or other authorities, we may be forced to alter or curtail our sales and billing activity and to refund the monthly subscription fees that have already been collected for services rendered in unknown amounts. If this were to happen, our financial results could be materially impacted.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our Local Connect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued four patents and although we have filed additional patent applications on certain parts of our technology, much of our proprietary information may not be patentable. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We own the trademarks for Local.com, ePilot, Pay Per Connect, Local Promote, Local Connect and Keyword DNA, among others, in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

Two of our advertising partners have provided a substantial portion of our revenue; the loss of either of these partners may have a material adverse effect on our operating results.

Our advertising partner, Yahoo! Inc., represented 45% of our total revenue for the year ended December 31, 2009 and our advertising partner, SuperMedia Inc. (formerly known as Idearc Media Corp), represented 23% of our total revenue for the year ended December 31, 2009. It is difficult to predict whether Yahoo! and SuperMedia will continue to represent such a significant portion of our revenue in the future. Additionally, our contracts with each of these advertising partners are generally short term in nature. Upon expiration of these agreements, there can be no assurance that they will be renewed, or, if these agreements are renewed, that we would receive the same or a higher revenue share as we do under the current agreement, or involve the same amount of use of our paid-search services as currently used, or contain the same rights as they currently do, in which case our business and financial results may be harmed. Additionally, there can be no assurance that if we enter into an arrangement with alternative search providers the terms would be as favorable as those under the current Yahoo! and SuperMedia agreements. Even if we were to enter into an arrangement with an alternative search provider with terms as or more favorable than those under the current agreements with Yahoo! and SuperMedia, such arrangements might generate significantly lower search advertising revenues for us if the alternative search provider is not able to generate search advertising revenues as successfully as Yahoo! and SuperMedia currently does.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements, which could materially affect our advertising revenue.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements for any number of reasons, including changes in their services, changes in pricing, algorithms or advertising relationships. For instance, if Yahoo! were to change its formula for rating the quality of advertising placements, our available advertising inventory may be viewed by them as less valuable and they may accordingly decide to pay us less for it. We have little control over such decisions. If our advertising partners pay us less for our advertising inventory, our advertising revenue would be materially adversely affected.

One customer accounts for a significant portion of our accounts receivable, and the failure to collect from that customer would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. One of our customers that does not pay in advance, Yahoo!, has and for the foreseeable future will likely continue to account for a significant portion of our accounts receivable. At December 31, 2009, Yahoo! represented 58% of our total accounts receivable. Yahoo!’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on other search engine websites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ending December 31, 2009, approximately 57% of the traffic on our Local.com website and LSN partner websites was acquired through search engine marketing campaigns on other search engine websites. During the year ended December 31, 2009, advertising costs to drive consumers to our Local.com website were $25.9 million of which $17.9 million was paid to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

Problems with our computer and communication systems may harm our business.

A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our advertising partners and LSN and LDN. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

We rely on third party technology, server and hardware providers, and a failure of service by any of these providers could adversely affect our business and reputation.

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

If we fail to scale and adapt our existing technology architecture to manage the expansion of our offerings our business could be adversely affected.

We anticipate expanding our offerings to consumers, advertisers and publishers. Any such expansion will require substantial expenditures to scale or adapt our technology infrastructure. As usage increases and products and services expand, change or become more complex in the future, our complex technology architectures utilized for our consumer offerings and advertising services may not provide satisfactory support. As a result, we may make additional changes to our architectures and systems to deliver our consumer offerings and services to advertisers and publishers, including moving to completely new technology architectures and systems. Such changes may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. These delays or interruptions in service may cause consumers, advertisers and publishers to become dissatisfied with our offerings and could adversely affect our business.

Our business is subject to a number of natural and man-made risks, including natural disasters such as fires, floods, and earthquakes and problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from natural disaster and man-made problems, including fires, floods, earthquakes, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. As an example, if we were to experience a significant natural disaster, such as an earthquake, fire or flood, it likely would have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for all of the losses we incur. Additionally, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or customer data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Southern California area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide customer service, such disruptions could negatively impact our ability to run our business, which could have an adverse affect on our operating results and financial condition.

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

Federal, state or international laws or regulations applicable to our business could adversely affect our business.

We are subject to a variety of existing federal, state and international laws and regulations in the areas of advertising, content regulation, privacy, consumer protection, defamation, child protection, advertising to and collecting information from children, taxation and billing, among others. These laws can change, as can the interpretation and enforcement of these laws. Additionally, new laws and regulations may be enacted at any time. Compliance with laws is often costly and time consuming and may result in the diversion of a significant portion of management’s attention. Our failure to comply with applicable laws and regulations could subject us to significant liabilities which could adversely affect our business. Specific federal laws that impact our business include The

Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986. Additionally, there are a number of state laws and pending legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with applicable laws or regulations we could be subject to significant liability which could adversely affect our business.

Failure to comply with federal, state or international privacy laws or regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

We are subject to a variety of federal, state and international laws and regulations that govern the collection, retention, use, sharing and security of consumer data. Existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. Additionally, it is possible that existing laws may be expanded upon or new laws passed that would require our compliance. Any failure to comply with the existing laws, regulations, industry self-regulatory principles or our own posted privacy policies and practices concerning the collection, use and disclosure of user data on our websites could result in claims, proceedings or actions against us by governmental entities or others, which could adversely affect our business. In addition, any failure or perceived failure by us to comply with industry standards or with our own privacy policies and procedures could result in a loss of consumers or advertisers and adversely affect our business.

Any regulation of our use of cookies or similar technologies could adversely affect our business.

We use small text files placed in a consumer’s browser, commonly known as cookies, to facilitate authentication, preference management, research and measurement, personalization and advertisement and content delivery. Several Federal, state and international governmental authorities are regularly evaluating the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising and other purposes. Any regulation of these tracking technologies and other current online advertising practices could adversely affect our business.

We have had to restate our financial results for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and as a result, have determined that we had a material weakness in our internal control over financial reporting as of December 31, 2009 and that our disclosure controls and procedures as of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 were not effective. If we are unable to implement adequate controls and procedures we may not be able to accurately report our financial results, which could harm our business and operating results.

On February 1, 2010, we announced that during our year-end review, management determined that warrants we issued in connection with a financing during 2007 contained an anti-dilution feature that should be reclassified and treated as a derivative liability effective January 1, 2009 per the amended provisions regarding the accounting for derivatives and determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception regarding derivative accounting issued by the FASB. On February 1, 2010, management and our Audit Committee determined that our financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 should no longer be relied upon. Accordingly, on that date, we filed amendments to our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 to restate our financial statements to include the non-cash charges related to the revaluation of the warrant liability. As described under “Item 9A — Controls and Procedures” in this Annual Report on Form 10-K for the period ended December 31, 2009, our Chief Executive Officer and Chief Financial Officer have determined that as of the end of the quarterly periods ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, our disclosure controls and procedures and our internal control over financial reporting were not effective due to a material weakness in our internal control over financial reporting. We are in the process of implementing controls and procedures to remediate this material weakness.

We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Remedying the material weakness that we have identified could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports. Any failure to remediate this material weakness in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

In addition, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	market acceptance of our new and existing services and technologies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;

•	introductions of new services by us or our competitors;

•	enactment of new government regulations affecting our industry;

•	changes in the number of our advertising partners or the aggregate amount of advertising dollars spent with us;

•	seasonal fluctuations in the level of Internet usage;

•	loss of key employees;

•	institution of litigation, including intellectual property litigation, by or against us;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	short selling of our stock;

•	large volumes of sales of our shares of common stock by existing stockholders;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

Due to the short-term nature of our advertising partner agreements and the emerging nature of the online advertising market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the Nasdaq Capital Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

Future sales of shares of our common stock that are eligible for sale by our stockholders may decrease the price of our common stock.

We had 14,523,161 shares of common stock outstanding on December 31, 2009. Of these shares, 154,653 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act. In addition, there were outstanding options to purchase 3,998,790 shares of our common stock and warrants to purchase 2,859,595 shares of our common stock. Actual sales, or the prospect of sales by our present stockholders or by future stockholders, may have a negative effect on the market price of our common stock.

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

We implemented a Stockholder Rights Plan, dated October 15, 2008, which may also have the effect of deterring or delaying attempts by our stockholders to affect changes in control.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placements and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We determined that our Section 382 limitation is $3.7 million a year of which we have accumulated $14.9 million available for use in the current year. We may also experience ownership change in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2009 we have net operating loss carryforwards of approximately $46.0 million and $40.9 million for federal and state income tax purposes, respectively. However, on September 23, 2008, the State of California suspended the use of net operating loss carryforwards for an indefinite period of time. As a result of this suspension, we will not be able to make use of net operating loss carryforwards for state income tax purposes for the indefinite future. There can be no guarantee that we will ever be able to use these state net operating loss carryforwards in the future.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our executive and administrative offices are located at One Technology Drive, Building G, Irvine, California, where we lease approximately 23,352 square feet of space in a two-story office building. Our current monthly rent is $32,226, subject to annual increases. Our lease for this space ends in June 2010. As our current facility lease expires in June 2010 and to accommodate future anticipated growth, we are planning on moving to a larger facility near our current location. We have not yet finalized a lease agreement, but anticipate that our rent expense will increase and that we will incur moving costs in the second half of 2010.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock has traded on the Nasdaq Capital Market under the symbol “LOCM” since November 2, 2006, when we changed the ticker symbol of our common stock in connection with our company name change to Local.com Corporation. Prior to that, our common stock was traded under the symbol “INCX.” The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the Nasdaq Capital

Market. These prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

	High	Low

Year ended December 31, 2008:
First quarter	$5.45	$2.77
Second quarter	$5.19	$3.60
Third quarter	$4.30	$2.10
Fourth quarter	$3.92	$1.02
Year ended December 31, 2009:
First quarter	$2.58	$1.25
Second quarter	$4.00	$2.15
Third quarter	$5.44	$3.05
Fourth quarter	$6.57	$4.69

Holders

On February 26, 2010, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $5.87 per share and the number of stockholders of record of our common stock was 51.

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

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2009(3)	2008	2007	2006(1)	2005

Revenue	$56,282	$38,257	$21,525	$14,213	$18,139
Operating income (loss)	$(3,101)	$(8,873)	$(11,171)	$(13,573)	$(6,684)
Net income (loss)	$(6,267)	$(8,562)	$(18,202)	$(13,286)	$(6,502)
Basic net income (loss) per share	$(0.44)	$(0.60)	$(1.58)	$(1.44)	$(0.75)
Diluted net income (loss) per share	$(0.44)	$(0.60)	$(1.58)	$(1.44)	$(0.75)
Basic weighted average shares outstanding	14,388	14,313	11,500	9,250	8,658
Diluted weighted average shares outstanding	14,388	14,313	11,500	9,250	8,658

Consolidated Balance Sheet Data (in thousands):

	Years Ended December 31,
	2009	2008	2007(2)	2006	2005

Cash and cash equivalents	$10,080	$12,142	$14,258	$3,264	$1,075
Marketable securities	$—	$—	$1,999	$1,972	$13,244
Working capital	$4,765	$10,837	$15,002	$3,377	$11,618
Total assets	$41,253	$34,326	$38,114	$24,891	$35,034
Revolving line of credit	$3,000	$—	$—	$—	$—
Stockholders’ equity	$22,945	$27,346	$32,942	$20,598	$30,809

(1)	In January 2006, we adopted the accounting pronouncement regarding share-based payment in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Our operating loss and net loss for the year ended December 31, 2006 was higher by $2.5 million than if we had continued to account for stock-based employee compensation under the recognition and measurement principles the prior U.S. GAAP guidance regarding accounting for stock issued to employees. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.27 higher as a result of the adoption of the pronouncement related to accounting for share-based payment.

(2)	In February 2007, we issued $8.0 million of senior secured convertible notes. During July 2007, the holders converted all of their notes into 1,990,050 shares of our common stock. In August 2007, we completed a private placement in which we sold 2,356,900 shares of our common stock that resulted in net proceeds of $12.1 million.

(3)	In January 2009, we adopted the amended provisions of U.S. GAAP on determining what types of instruments held by a company can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception within the provisions. Warrants issued in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each subsequent reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant liability.” Our operating loss and net loss for the year ended December 31, 2009 was higher by $3.0 million or $0.21 per basic and diluted share as a result of the adoption of the amended derivative accounting provisions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Report. In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to reflect actual results or future events or circumstances.

Overview

We provide local search services on the Internet, both on our flagship property, Local.com, as well as on our associated Local Syndication Network (“LSN”) of regional media sites, including the websites for local and regional newspapers, television and radio stations, for which we provide business directories and associated services. Over 60 million consumers visited Local.com or our LSN during the fourth quarter, 2009. During the third quarter of 2009 we expanded our Local Distribution Network (“LDN”) — which distributes our advertising and content feeds to third-party websites.

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

The placement of sponsored listings from advertisers alongside our search results provides us with an effective way to monetize our search traffic. Our sponsored listings are typically comprised of fixed price subscription from our own direct advertisers, and variable price cost-per-click, cost-per-call, and display ads from third-party advertiser sources such as Yahoo! and SuperMedia Inc. (formerly known as Idearc Media Corp), our two largest advertiser partners. A portion of consumers interact with sponsored listings on our website and LDN and LSN partner sites, which in turn generates either direct ad revenue for us, or ad revenue for our partners, who in turn share those revenues with us.

During February 2009, we purchased 11,754 website hosting subscribers from LaRoss Partners, Inc. During March 2009, we purchased 14,185 local business listing subscribers from LiveDeal, Inc. and its wholly owned subsidiary, Telco Billing, Inc. During December 2009, we purchased up to an additional 21,972 website hosting subscribers from LaRoss, an amount that was subsequently reduced to 18,817 after reduction for website hosting customers that failed to successfully transfer to us. The acquisition of the website hosting and local business listing subscribers added to our base of small business customers, and provides us with a new product to offer small businesses, and diversifies our revenue stream.

On June 26, 2009, we entered into a Loan and Security Agreement with Square 1 Bank, which provides us with a revolving credit facility of up to $10 million, subject to the particular terms of the Agreement, including certain formula criteria for determining loan availability. We intend that the loan facility will primarily be used for expansion via potential acquisitions and to fund expected strategic growth initiatives. In December 2009, we borrowed $3.0 million from the revolving credit facility to fund the December 2009 acquisition of small business customers. As of March 16, 2010, this amount remains outstanding.

Outlook for Our Business

Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.

According to a February 2010 study, The Kelsey Group estimates that the local search market in the United States will grow to approximately $8 billion by 2014. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.

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

We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ending December 31, 2009, approximately 57% of our overall traffic was acquired through search engine marketing campaigns on other search engine websites. During the year ending December 31, 2009, advertising costs to drive consumers to our Local.com website were $25.9 million of which $17.9 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%

Operating expenses:
Search serving	10.2	13.8	17.9
Sales and marketing	68.1	84.2	94.2
General and administrative	16.4	14.5	22.7
Research and development	6.3	8.0	11.9
Amortization and write-down of intangibles	4.5	2.6	5.2

Total operating expenses	105.5	123.2	151.9

Operating loss	(5.5)	(23.2)	(51.9)
Interest and other income (expense), net	(0.0)	0.8	(32.7)
Change in fair value of warrant liability	(5.3)	—	—

Loss before income taxes	(10.9)	(22.4)	(84.6)
Provision for income taxes	0.3	0.0	0.0

Net loss	(11.1)%	(22.4)%	(84.6)%

Years ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change
	(In thousands)		(In thousands)

Owned and operated	$36,739	65.3%	$30,619	80.0%	20.0%
Network	12,059	21.4%	6,313	16.5%	91.0%
Sales and advertiser services	7,484	13.3%	1,325	3.5%	464.8%

Total revenue	$56,282	100.0%	$38,257	100.0%	47.1%

(*)	— Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2009 increased 20% compared to the same period in 2008. The increase in revenue is primarily due to increased traffic at our Local.com website. A measure of the monetization of the traffic on our flagship Local.com website is revenue per thousand visitors (RKV). RKV increased to $261 for the year ended December 31, 2009 from $258 for the year ended December 31, 2008. The increase in traffic at our website is the result of higher marketing expense to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing. The increases in owned and operated revenue were partially offset by a decline in our local international revenue for the year ended December 31, 2009, which decreased $654,000 compared to the same period in 2008. International revenue decreased as we shut down our UK site in April 2009.

Network revenue for the year ended December 31, 2009 increased $5.7 million, or 91%, compared to the same period in 2008. The increase is primarily due to a $2.6 million increase in LDN revenue and $3.1 million increase in LSN revenue. During the third quarter of 2009 we expanded our LDN, which distributes our advertising and content feeds to third-party websites. The increase in LSN revenue is due to the improved monetization of traffic on our network of approximately 750 regional media sites.

Sales and advertiser services revenue for the year ended December 31, 2009 increased $6.1 million or 465% as we grew our base of small business subscribers from approximately 5,000 at the end of 2008 to over 40,000 at the end of 2009. The increase in small business subscribers was the result of acquisitions of subscriber bases during 2009 coupled with our internal and outsourced sales efforts. During February 2009, we purchased 11,754 website hosting subscribers from LaRoss Partners, Inc. During March 2009, we purchased 14,185 local business listing subscribers from LiveDeal, Inc. and its wholly owned subsidiary, Telco Billing, Inc. During December 2009, we purchased up to an additional 21,972 website hosting subscribers from LaRoss, an amount that was subsequently reduced to 18,817 after reduction for website hosting customers that failed to successfully transfer to us.

Based on the above, total revenue for the year ended December 31, 2009, increased to $56.3 million from $38.3 million for the year ended December 31, 2008 an increase of $18.0 million, or 47%.

The following table identified our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue
	Year Ended December 31,
	2009		2008
	Across All	Local.Com	Across All	Local.Com
Customer	Product Lines	Website Only	Product Lines	Website Only

Yahoo! Inc.	45.2%	37.9%	54.0%	44.9%
SuperMedia Inc. (formerly known as Idearc Media Corp.)	22.6%	13.1%	18.4%	15.9%

In March 2009, Idearc Media Corp. announced that it filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2010, Idearc Media Corp. announced that it has emerged from bankruptcy and renamed itself SuperMedia Inc.

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change

Search serving	$5,757	10.2%	$5,290	13.8%	8.8%
Sales and marketing	38,340	68.1%	32,229	84.2%	19.0%
General and administrative	9,219	16.4%	5,541	14.5%	66.4%
Research and development	3,543	6.3%	3,071	8.0%	15.4%
Amortization and write-down of intangibles	2,524	4.5%	999	2.6%	152.7%

Total operating expenses	$59,383	105.5%	$47,130	123.2%	26.0%

(*)	— Percent of total revenue.

Search serving

Search serving expenses for the year ended December 31, 2009 increased by 8.8% compared to the same period in 2008. The increase was primarily due to increased revenue share payments related to partners affiliated with our new LDN product. During the third quarter of 2009, we expanded our LDN which distributes our advertising and content feeds to third-party websites.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2009 increased by 19.0% compared to the same period in 2008. The increase was primarily due to an increase in advertising costs associated with driving more consumers to our Local.com website.

Sales and marketing expenses as a percentage of total revenue decreased to 68.1% from 84.2% for the years ended December 31, 2009 and 2008, respectively. The decrease as a percentage of total revenue was due to a greater return on our consumer-driving advertising costs and an increase in the amount of organic traffic we received across our Local.com website and LSN, which typically yields revenue without sales and marketing costs. Nevertheless, we expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.

General and administrative

General and administrative expenses for the year ended December 31, 2009 increased by 66.4% compared to the same period in 2008. The increase is attributable to higher transaction processing costs due to higher revenues related to our subscription-based customer relationships and higher personnel-related costs. The increase was also due to $658,000 of non-recurring charges including acquisition-related charges and a change in an officer recognized in the first quarter of 2009. The increases in general and administrative expenses were partially offset by a $138,000 gain on a contract settlement in the second quarter of 2009.

Research and development

Research and development expenses for the year ended December 31, 2009 increased by 15.4% compared to the same period in 2008. The increase is mainly due to higher personnel-related costs and consulting fees. We capitalized an additional $1,219,000 of research and development expenses for website development and amortized $268,000 during the year ended December 31, 2009. We capitalized an additional $234,000 of research and development expenses for website development and amortized $316,000 of capitalized website development costs during the year ended December 31, 2008.

Amortization of intangibles

Amortization of intangibles expense was $2.5 million for the year ended December 31, 2009, compared to $1.0 million for the year ended December 31, 2008. Amortization increased in 2009 due to the LaRoss and LiveDeal subscriber acquisitions of customer-related intangible assets. The customer-related intangible assets of $6.8 million purchased in 2009 are amortized over the expected life of the assets based on the expected cash flow from the customers.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008

Interest income	$15	$312
Interest expense	(42)	—

Interest and other income (expense), net	$(27)	$312

Interest and other income (expense) was ($27,000) and $312,000 for the year ended December 31, 2009 and 2008, respectively. The decrease is due to a decrease in cash over the same period, a decline in interest rates and amortization of fees related to establishing our revolving credit facility. On December 29, 2009, we borrowed $3.0 million on our revolving credit facility, which bears interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75%

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was $3.0 million for the year ended December 31, 2009. In accordance with updated provisions of U.S. GAAP regarding accounting for derivatives, adopted effective January 1, 2009, certain warrants previously classified within equity are reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.

Provision for income taxes

Provision for income taxes was $158,000 for the year ended December 31, 2009 as we had taxable income and were required to record a provision primarily for state income tax in California as state legislation postponed the use of corporate net operating loss carryforwards. Provision for income taxes was $1,000 for the year ended December 31, 2008 and represented the minimum amounts required for state income taxes.

Years ended December 31, 2008 and 2007

Revenue

	Year Ended December 31,				Percent
	2008	(*)	2007	(*)	Change
	(In thousands)		(In thousands)

Owned and operated	$30,619	80.0%	$17,588	81.7%	74.1%
Network	6,313	16.5%	3,847	17.9%	64.1%
Sales and advertiser services	1,325	3.5%	90	0.4%	1372.2%

Total revenue	$38,257	100.0%	$21,525	100.0%	77.7%

(*)	— Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2008 increased $13.0 million, or 74%, compared to the same period in 2007. The increase in revenue is primarily due to increased monetization as our revenue per thousand visitors (RKV) increased to $258 for the year ended December 31, 2008 from $169 for the year ended December 31, 2007. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.

Network revenue for the year ended December 31, 2008 increased $2.5 million, or 64%, compared to the same period in 2007. The increase is primarily due to a $4.1 million increase in LSN revenue, partially offset by a $1.6 million decrease in National revenue. The increase in LSN revenue is due to the acquisition of PremierGuide Inc. in July 2007 coupled with expansion of the syndication network as we added regional media sites to the network during 2008 growing the network from over 400 sites at the end of 2007 to over 700 sites at the end of 2008. The decrease in National revenue is primarily due to a decrease in revenue-generating click-throughs as we utilized fewer resources to operate national search in order to focus on local search.

Sales and advertiser services revenue for the year ended December 31, 2008 increased $1.2 million or 1,372% as we grew our base of small business subscribers from approximately 1,100 at the end of 2007 to approximately 5,000 at the end of 2008.

Based on the above, total revenue for the year ended December 31, 2008, increased to $38.3 million from $21.5 million for the year ended December 31, 2007 an increase of $16.7 million, or 77.7%.

The following table identified our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue
	Year Ended December 31,
	2008		2007
	Across All	Local.com	Across All	Local.com
Customer	Product Lines	Website Only	Product Lines	Website Only

Yahoo! Inc.	54.0%	44.9%	48.8%	48.1%
SuperMedia Inc. (formerly known as Idearc Media Corp.)	18.4%	15.9%	14.5%	14.3%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2008	(*)	2007	(*)	Change

Search serving	$5,290	13.8%	$3,862	17.9%	37.0%
Sales and marketing	32,229	84.2%	20,268	94.2%	59.0%
General and administrative	5,541	14.5%	4,890	22.7%	13.3%
Research and development	3,071	8.0%	2,555	11.9%	20.2%
Amortization and write-down of intangibles	999	2.6%	1,121	5.2%	(10.9)%

Total operating expenses	$47,130	123.2%	$32,696	151.9%	44.1%

(*)	— Percent of total revenue.

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

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31,	December 31,
	2009	2008

Cash and cash equivalents	$10,080	$12,142

Working capital	$4,765	$10,837

Cash flow highlights (in thousands):

	Year Ended December 31,
	2009	2008

Net cash provided by (used in) operating activities	$3,424	$(4,264)
Net cash (used in) provided by investing activities	(8,734)	1,585
Net cash provided by financing activities	3,248	563

We have funded our business, to date, primarily from issuances of equity and debt securities; however, during the year ended December 31, 2009, we generated positive cash flow from operations. Cash and cash equivalents were $10.1 million as of December 31, 2009 and $12.1 million as of December 31, 2008. We had working capital of $4.8 million as of December 31, 2009 and $10.8 million as of December 31, 2008. Additionally, pursuant to the Loan and Security Agreement with Square 1 Bank that we entered into on June 26, 2009, as further discussed below, we have secured a revolving credit facility of up to $10 million, based on certain formulas. In December 2009, we borrowed $3.0 million from the revolving credit facility to fund the December 2009 acquisition of small business customers.

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2009. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, stock-based compensation expense and change in fair value of warrant liability) provided cash of $2.5 million. Changes in operating assets and liabilities provided cash of $913,000. Net cash used in operating activities was $4.3 million for the year ended December 31, 2008, primarily from the net loss adjusted for non-cash items. The improvement in net cash provided by or used in operations from the prior year period is primarily due to improved bottom-line results driven by higher revenue and improved operating margins over the same period.

There are four primary drivers that affect cash provided by or used in operations: net loss; non-cash adjustments to net loss; changes in accounts receivable; and changes in accounts payable. For the year ended December 31, 2009 the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash used in operating activities for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008	Change

Net loss	$(6,267)	$(8,562)	$2,295
Non-cash(1)	8,778	4,263	4,515

Subtotal	2,511	(4,299)	6,810
AR, AP and Other	913	35	878

Net cash provided by (used in) operations	$3,424	$(4,264)	$7,688

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances and provision for doubtful accounts.

Net cash used in investing activities was $8.7 million for the year ended December 31, 2009 and consisted of capital expenditures of $1.9 million and purchases of customer-related intangible assets from LaRoss and LiveDeal subscriber acquisitions totaling $6.8 million. Net cash provided by investing activities was $1.6 million for the year ended December 31, 2008 and consisted primarily of proceeds from the sale of marketable securities of $2.0 million.

Net cash provided by financing activities was $3.2 million for the year ended December 31, 2009 and consisted of $3.0 million proceeds from the revolving credit facility, $591,000 proceeds from the exercise of stock options, partially offset by $337,000 cash used for the repurchase of common stock. During the year ended December 31, 2008, net cash provided by financing activities was $563,000 primarily from the proceeds from the exercise of stock options and warrants.

Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.

Credit facility

On June 26, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Square 1 Bank. The Agreement provides us with a revolving credit facility of up to $10 million (the “Facility”). Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may borrow up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $10 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on June 25, 2010. Prior to the expiration of the Facility and subject to meeting certain conditions set forth in the Agreement, we may convert a portion of the Non-Formula Revolving Line, up to $3 million, to a two year term loan. In December 2009, we borrowed $3.0 million from the revolving credit facility to fund the December 2009 acquisition of small business customers.

All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Agreement.

Except as otherwise set forth in the Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we paid fees to Square 1 Bank of approximately $66,000.

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

We are exposed to the risk of fluctuation in interest rates on our revolving line of credit. During 2009, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. The amount outstanding under the revolving line of credit entering 2010 is $3.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $30,000 per annum.

Shelf Registration Statement

At December 31, 2009, we had an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which the Company registered 8,000,000 shares of its common stock. The shelf registration statement is set to expire in January 2011. We may periodically offer all or a portion of the shares of common stock registered on the shelf registration statement at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to the Company, is subject to market conditions and other factors, such as contractual commitments in our line of credit agreement with Square 1 Bank and certain of our previously issued warrants in certain instances.

Stock repurchase program

On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program is authorized through April 2010 and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $337,000. The remaining authorization under the stock repurchase program is approximately $1.7 million.

LaRoss Asset Purchases

On February 18, 2009, we entered into an Asset Purchase and Fulfillment Agreement with LaRoss Partners, Inc. (LaRoss) whereby we purchased 11,754 website hosting accounts for $1.2 million in cash from LaRoss. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations (Fulfillment) for us in exchange for a percentage of future collected billing revenues. The term of the Fulfillment is for two years with automatic renewal of one year increments unless cancelled 60 days prior to the expiration of the then-current term.

On December 30, 2009, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 21,972 website hosting accounts for up to $2.6 million in cash, an amount that was subsequently reduced to 18,817 after reduction for website hosting customers that failed to successfully transfer to us. LaRoss will provide ongoing billing services, hosting of the sites.

On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 10,000 website hosting accounts for up to $1,586,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to the Company or the subscriber base fails to achieve a certain performance requirement. The performance requirement relates to the average settlement rate of billings related to the purchased website hosting accounts over a six month period. Depending on the actual settlement rate performance, the maximum purchase price per account is $158.60 or an aggregate $1,586,000 and the minimum purchase price per account is $125.00 or an aggregate $1,250,000, based on 10,000 accounts. LaRoss will provide ongoing billing services, hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

LiveDeal Asset Purchase

On March 9, 2009, we entered into an Asset Purchase Agreement with LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, whereby we purchased 14,185 local business advertising subscribers for $3,092,330 in cash.

Critical Accounting Policies, Judgments and Estimates

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and LSN and LDN partner websites. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.

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

As of December 31, 2009, one customer represented 58% of our total accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes this customer will continue to do so.

Depreciation of Property and Equipment

Depreciation and amortization of property and equipment are calculated under the straight-line basis over the shorter of the estimated useful lives or the respective assets as follows:

Furniture and fixtures	7 years
Office equipment	5 years
Computer equipment	3 years
Computer software	3 years
Leasehold improvements	5 years (life of lease)

Amortization of Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to five years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows.

Stock Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 10 — Stock Plans for additional information.

Total stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2009	2008	2007

Sales and marketing	$677	$887	$544
General and administrative	1,295	1,248	968
Research and development	392	267	236

Total stock-based compensation expense	$2,364	$2,402	$1,748

Basic and diluted net stock-based compensation expense per share	$0.16	$0.17	$0.15

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted state and federal tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2009, we had a full valuation allowance on net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity. In making our judgment regarding the valuation allowance, we considered all evidence, both positive and negative and although we expect to generate taxable income in future periods, we also considered our history of losses and placed more weight on the historical results in judging our ability to realize the deferred tax asset related to net operating losses.

We analyze and quantify the impact of uncertain tax positions in accordance with U.S. GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Per U.S. GAAP companies should report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. In addition companies should recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. We have not identified any uncertain tax positions as of December 31, 2009.

Although we had a net loss for the year ended December 31, 2009, we recorded a provision for income taxes of $158,000. In spite of our losses, we had taxable income for the period as certain costs related to stock compensation, amortization of intangibles and change in fair value of warrant liability were not deductible for tax purposes. In addition, although we have net operating loss carryforwards, we were required to record a provision primarily for state income tax in California as state legislation postponed the use of corporate net operating loss carryforwards.

Warrant Liability

As discussed in Note 1 — The Company and Summary of Significant Accounting Policies, effective January 1, 2009, we adopted the updated guidance of U.S. GAAP regarding accounting for derivatives, which requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

•	Expected volatility — The estimated stock price volatility is derived based upon our actual historic stock prices over the contractual life of the warrants, which represents our best estimate of expected volatility.

•	Risk-free interest rate — We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2009, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $823,000 and $852,000, respectively.

Recent Accounting Pronouncements

See Note 1 — The Company and Summary of Significant Accounting Policies to the consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$199	$199	$—	$—	$—

(1)	Represents a non-cancelable operating lease agreement for our office that expires in June 2010.

As our current facility lease expires in June 2010 and to accommodate future anticipated growth, we are planning on moving to a larger facility near our current location. We have not yet finalized a lease agreement, but anticipate that our rent expense will increase and that we will incur moving costs in the second half of 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions. As a result of this material weakness, on February 1, 2010 we restated our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. These restatements had no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

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

We may adopt additional remediation measures related to the identified control deficiency as necessary as well as to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

Our Audit Committee has taken an active role in reviewing and discussing the identified material weakness with our auditors and financial management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by the Company’s financial management.

As a result of the material weakness identified with respect to our reporting of complex and non-routine transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Except as stated above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 11.	Executive Compensation

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2	(3)	Amended and Restated Bylaws of the Registrant
3.3	(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1	(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1	(6)#	1999 Equity Incentive Plan
10.2	(6)#	2000 Equity Incentive Plan
10.3	(1)#	2004 Equity Incentive Plan, as amended.
10.4	(7)#	2005 Equity Incentive Plan.
10.5	(8)#	2007 Equity Incentive Plan.
10.6	(9)#	2008 Equity Incentive Plan, as amended.
10.7	(10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8	(10)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant
10.9	(11)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 29, 2009.
10.10	(11)#	Employment Agreement by and between the Registrant and Heath Clarke dated July 30, 2009.
10.11	(11)#	Employment Agreement by and between the Registrant and Stanley B. Crair dated July 30, 2009.
10.12	(6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.13	(12)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10.14	(13)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.15	(14)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.16	(14)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.17	(15)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.18	(16)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10.19	(17)	First Amendment to Amended and Restated PFP Advertiser Distribution Agreement dated March 7, 2008 by and among the Registrant and Idearc Media Corp.

Exhibit
Number			Description

10.20		(18)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant
10.21		(19)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant
10.22		(20)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant
10.23		(21)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.24		(22)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.25		(23)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.26		(24)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27		(25)	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.28		(26)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.
14		(27)	Code of Business Conduct and Ethics.
21	.1*		Subsidiaries of Registrant.
23	.1*		Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2009.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 20, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(27)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March, 2010.

LOCAL.COM CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 16, 2010

/s/ Brenda Agius Brenda Agius	Chief Financial Officer, Principal Accounting Officer and Secretary	March 16, 2010

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 16, 2010

/s/ Philip K. Fricke Philip K. Fricke	Director	March 16, 2010

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 16, 2010

/s/ John E. Rehfeld John E. Rehfeld	Director	March 16, 2010

LOCAL.COM CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Local.com Corporation

We have audited the accompanying consolidated balance sheets of Local.com Corporation (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at F-1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Local.com Corporation as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company changed its method for classifying derivative financial instruments upon adopting the revised sections of Accounting Standards Codification No. 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity.

/s/  HASKELL & WHITE LLP

Irvine, California
March 16, 2010

LOCAL.COM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$10,080	$12,142
Restricted cash	35	31
Accounts receivable, net of allowances of $205 and $60, respectively	8,792	5,270
Prepaid expenses and other current assets	439	374

Total current assets	19,346	17,817
Property and equipment, net	2,270	1,073
Goodwill	13,231	13,231
Intangible assets, net	6,406	2,158
Long-term restricted cash	—	35
Deposits	—	12

Total assets	$41,253	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,891	$5,608
Accrued compensation	1,112	545
Deferred rent	69	199
Warrant liability	3,727	—
Other accrued liabilities	876	564
Revolving line of credit	3,000	—
Deferred revenue	633	64

Total liabilities, all current	18,308	6,980

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 14,523 and 14,446 at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	81,968	85,141
Accumulated deficit	(59,023)	(57,795)

Stockholders’ equity	22,945	27,346

Total liabilities and stockholders’ equity	$41,253	$34,326

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue	$56,282	$38,257	$21,525

Operating Expenses:
Search serving	5,757	5,290	3,862
Sales and marketing	38,340	32,229	20,268
General and administrative	9,219	5,541	4,890
Research and development	3,543	3,071	2,555
Amortization and write-down of intangibles	2,524	999	1,121

Total operating expenses	59,383	47,130	32,696

Operating loss	(3,101)	(8,873)	(11,171)
Interest and other income (expense), net	(27)	312	(7,030)
Change in fair value of warrant liability	(2,981)	—	—

Loss before income taxes	(6,109)	(8,561)	(18,201)
Provision for income taxes	158	1	1

Net loss	$(6,267)	$(8,562)	$(18,202)

Per share data:
Basic net loss per share	$(0.44)	$(0.60)	$(1.58)

Diluted net loss per share	$(0.44)	$(0.60)	$(1.58)

Basic weighted average shares outstanding	14,388	14,313	11,500
Diluted weighted average shares outstanding	14,388	14,313	11,500

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(In thousands)

Balance at December 31, 2006	9,297	$—	—	$—	$51,657	$(27)	$(31,032)	$20,598
Common stock issued:
Conversion of senior secured convertible notes	1,990	—	—	—	8,000	—	—	8,000
Private placement	2,357	—	—	—	12,963	—	—	12,963
Exercise of warrants	366	—	—	—	1,385	—	—	1,385
Exercise of options	90	—	—	—	343	—	—	343
Asset purchase	104	—	—	—	431	—	—	431
Issue of senior secured convertible notes and warrants	—	—	—	—	6,679	—	—	6,679
Non-cash equity based expense for services	—	—	—	—	1,748	—	—	1,748
Financing costs	—	—	—	—	(1,035)	—	—	(1,035)
Swing sale profit contribution	—	—	—	—	5	—	—	5
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(18,202)	(18,202)

Comprehensive loss	—	—	—	—	—	—	—	(18,176)

Balance at December 31, 2007	14,204	—	—	—	82,176	(1)	(49,233)	32,942
Common stock issued:
Exercise of warrants	55	—	—	—	188	—	—	188
Exercise of options	187	—	—	—	397	—	—	397
Non-cash stock based compensation	—	—	—	—	2,402	—	—	2,402
Financing costs	—	—	—	—	(25)	—	—	(25)
Swing sale profit contribution	—	—	—	—	3	—	—	3
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,562)	(8,562)

Comprehensive loss	—	—	—	—	—	—	—	(8,561)

	14,446	—	—	—	85,141	—	(57,795)	27,346
Balance at December 31, 2008
Common stock issued for exercise of options	208	—	—	—	591	—	—	591
Repurchases of common stock	(131)	—	—	—	(337)	—	—	(337)
Non-cash stock based compensation	—	—	—	—	2,364	—	—	2,364
Financing costs	—	—	—	—	(6)	—	—	(6)
Cumulative effect of change in accounting principle	—	—	—	—	(5,785)	—	5,039	(746)
Comprehensive income:
Net loss	—	—	—	—		—	(6,267)	(6,267)

Comprehensive loss	—	—	—	—		—	—	(6,267)

Balance at December 31, 2009	14,523	$—	—	$—	$81,968	$—	(59,023)	$22,945

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(6,267)	$(8,562)	$(18,202)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,258	1,812	2,206
Provision for doubtful accounts	175	49	14
Stock-based compensation expense	2,364	2,402	1,748
Non-cash interest expense	—	—	6,803
Change in fair value of warrant liability	2,981	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,635)	(1,724)	(1,391)
Prepaid expenses and other	(53)	(49)	(84)
Accounts payable and accrued liabilities	4,032	1,921	873
Deferred revenue	569	(113)	(68)

Net cash provided by (used in) operating activities	3,424	(4,264)	(8,101)

Cash flows from investing activities:
Capital expenditures	(1,931)	(447)	(531)
Proceeds from sales of marketable securities	—	2,000	—
Decrease in restricted cash	31	30	70
Purchases of intangible assets	(6,834)	—	—
Acquisition, net of cash acquired	—	2	(2,042)

Net cash (used in) provided by investing activities	(8,734)	1,585	(2,503)

Cash flows from financing activities:
Proceeds from issuance of common stock:
From private placement	—	—	12,963
Exercise of warrants	—	188	1,385
Exercise of options	591	397	343
Repurchases of common stock	(337)	—	—
Issuance of senior secured convertible notes	—	—	8,000
Proceeds from revolving credit facility	3,000	—	(63)
Swing sale profit contribution	—	3	5
Payment of financing related costs	(6)	(25)	(1,035)

Net cash provided by financing activities	3,248	563	21,598

Net (decrease) increase in cash and cash equivalents	(2,062)	(2,116)	10,994
Cash and cash equivalents, beginning of year	12,142	14,258	3,264

Cash and cash equivalents, end of year	$10,080	$12,142	$14,258

Supplemental cash flow information:
Interest paid	$75	$—	$279

Income taxes paid	$1	$1	$1

Non-cash investing and financing transactions:
Warrant liability recorded as cumulative effect of change in accounting principle	$746

Insurance financing			$88

Debt discount related to issuance of senior secured convertible notes			$6,221

Conversion of senior secured convertible notes into common stock			$8,000

Warrants issued for financing costs			$458

Common stock issued for asset purchase			$431

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

One local advertising partner represented 45%, 54% and 49% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively; another local advertising partner represented 23%, 18% and 15% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Search Serving

Search serving expenses consist primarily of revenue-sharing payments that we make to our LDN and LSN partners, and to a lesser extent, royalties, Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance and depreciation of computer equipment used in providing our paid-search services.

Research and Development

Research and development expenses consist of expenses incurred by us in the development, creation and enhancement of our paid-search services. Research and development expenses include salaries and other costs of employment of our development staff as well as outside contractors and the amortization of capitalized website development costs.

Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com, msn.com and ask.com, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the year ended December 31, 2009, approximately 57% of the traffic on our Local.com website and LSN partner websites was acquired through search engine marketing campaigns on other search engine websites. During the year ended December 31, 2009, advertising costs to drive consumers to the Local.com website were $25.9 million of which $17.9 million was paid to Google, Inc. During the year ended December 31, 2008, advertising costs to drive consumers to the Local.com website were $21.3 million of which $13.8 million was paid to Google, Inc. During the year ended December 31, 2007, advertising costs to drive consumers to the Local.com website were $13.7 million of which $10.9 million was paid to Google, Inc and such amounts are expensed as incurred and included in sales and marketing in accompanying consolidated statements of operations. Prior to 2008, we referred to this cost as traffic acquisition cost (TAC).

Stock-based compensation

U.S. GAAP requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 10 — Stock Plans for additional information.

Sales Commissions

When an advertiser makes a payment or a deposit into its account with us, our applicable salesperson earns a commission, subject to certain criteria. We record sales commission expense in the period the payment or deposit is received.

Refunds

Refunds of any remaining deposits paid by direct advertisers are available to those advertisers upon written request submitted between 30 and 90 days from the date of deposit.

Income Taxes

We follow the provisions U.S. GAAP regarding accounting for income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred income tax assets will not be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2009, 2008 and 2007, comprehensive income consisted of net loss plus unrealized gain on marketable securities.

Supplemental comprehensive income (loss) information (in thousands):

	Years Ended December 31,
	2009	2008	2007

Unrealized holding gains arising during period	$—	$1	$26

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

The fair value of the warrant liability is determined using the Black-Scholes valuation method, a “Level 3” input, based on the quoted price of our common stock, volatility based on the historical market activity of our stock, the expected life based on the remaining contractual term of the warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Restricted Cash

We pledged $35,000 of cash for an irrevocable letter of credit related to the lease of office space that is classified as restricted cash on the balance sheet. The letter of credit will expire on July 31, 2010.

Accounts Receivable

Our accounts receivable are due primarily from customers located in the United States and are typically unsecured. Our management estimates the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due.

Certain Risks and Concentrations

Our revenues are principally derived in the U.S. from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash equivalents consist primarily of money market funds. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S. Most of our advertisers and network partners are in the internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations. We have two customers that each represents more than 10% of our total revenue. One local advertising partner represented 45%, 54% and 49% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. One local advertising partner represented 23%, 18% and 15% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, one customer represented 58% of our total accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes this customer will continue to do so.

We are exposed to the risk of fluctuation in interest rates on our revolving line of credit. During 2009, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. The amount outstanding under the revolving line of credit entering 2010 is $3.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $30,000 per annum. See Note 6 — Credit Facility.

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

Website Development Costs and Computer Software Developed for Internal Use

U.S. GAAP regarding accounting for the costs of computer software developed or obtained for internal use requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP regarding accounting for website development costs requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over the estimated useful life. We capitalized certain website development costs totaling $1,219,000, $234,000 and $330,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of capitalized website development costs was $268,000, $316,000 and $187,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized website development costs are included in property and equipment, net.

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to five years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows.

Impairment of Long-lived Assets

We account for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review related carrying values to determine whether or not impairment to such value has occurred. For the years ended December 31, 2009, 2008 and 2007, management concluded that there was no impairment.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2009 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Deferred Revenue

Deferred revenue represents deposits from advertising partners and is recognized as revenue as earned.

Warrant Liability

We adopted the updated U.S. GAAP guidance regarding accounting for derivatives, which requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

•	Expected volatility — The estimated stock price volatility is derived based upon our actual historic stock prices over the contractual life of the warrants, which represents our best estimate of expected volatility.

•	Risk-free interest rate — We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2009, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $823,000 and $852,000, respectively.

Accounting Standards Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification did not have a material effect on our financial statements during the year December 31, 2009.

In May 2009, the FASB issued new accounting and disclosure guidance regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of this standard during the second quarter of 2009. The adoption did not have an impact on our statements of operations or statement of financial position

On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new disclosure requirements as issued by the FASB related to derivative instruments and hedging activities. The new disclosure requirements expand previous guidance and require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

During the second quarter of 2009, we adopted new accounting guidance for the determination of the useful life of intangible assets as issued by the FASB. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We will adopt this guidance beginning January 1, 2011 and we do not expect this accounting guidance to materially impact our financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We will adopt this guidance beginning January 1, 2011. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

Effective January 1, 2009 we adopted the amended provisions regarding the accounting for derivatives and determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception regarding derivative accounting issued by the FASB. Warrants issued in 2007 in connection with a private placement transaction contained certain anti-dilution provisions for the holders and are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On January 1, 2009, we recorded a cumulative effect adjustment based on the grant date fair value of 537,373 warrants with an exercise price of $7.89 and 537,373 warrants with an exercise price of $9.26 issued in August 2007 that were outstanding at January 1, 2009 and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

We have elected to record the change in fair value of the warrant liability as a component of other income and expense on the statement of operations as we believe the amounts recorded relate to financing activities and not as a result of our operations.

We recorded the following cumulative effect of change in accounting principle pursuant to our adoption of the amendment as of January 1, 2009 (in thousands):

	Additional
	Paid-in	Warrant	Accumulated
	Capital	Liability	Deficit

Grant date fair value of previously issued warrants	$5,785	$(5,785)	$—
Change in fair value of previously issued warrants outstanding as of January 1, 2009	—	5,039	(5,039)

Cumulative effect of change in accounting principle	$5,785	$(746)	$(5,039)

The fair values of these options were estimated at the January 1, 2009 date of adoption and the December 31, 2009 balance sheet date using a Black-Scholes option pricing model with the following weighted average assumptions:

	As of December 31,	As of January 1,
	2009	2009

Risk-free interest rate	1.70%	1.00%
Expected lives (in years)	3.6 years	4.6 years
Expected dividend yield	None	None
Expected volatility	100.00%	100.00%

The Company recorded a total charge of $3.0 million or ($0.21) per share for the change in the fair value of the warrant liability during the year ended December 31, 2009.

2.	Purchases of Customer-related Intangible Assets

LaRoss Asset Purchases

On February 18, 2009, we entered into an Asset Purchase and Fulfillment Agreement with LaRoss Partners, Inc. (LaRoss) whereby we purchased 11,754 website hosting accounts for $1.2 million in cash from LaRoss. LaRoss will provide ongoing billing services, hosting of the sites and customer service operations (Fulfillment) for us in exchange for a percentage of future collected billing revenues. The term of the Fulfillment is for two years with automatic renewal in one year increments unless cancelled 60 days prior to expiration. The purchase price was allocated $1,098,000 to customer-related intangible assets amortized over four years based on how we expect the customer relationships to contribute to future cash flows and $77,000 to accounts receivable.

On December 30, 2009, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 21,972 website hosting accounts for up to $2.6 million in cash, which amount was subject to reduction in the event any of the subscribers were not successfully transferred to the Company. After giving effect to certain purchase price and subscriber adjustments, the final purchase price has been adjusted to $2.2 million and the number of website hosting accounts purchased has been finalized at 18,817. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price was allocated to customer-related intangible assets amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

The acquisition of the website hosting accounts added to our base of small business customers and provides a new online service offering. We analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs paid to LaRoss.

LiveDeal Asset Purchase

On March 9, 2009 we purchased 14,185 local business listing subscribers from LiveDeal, Inc. and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc. for a cash payment of $3,092,000. The acquisition of this base of advertisers also increased our base of customers, diversified our revenue stream, and continues to provide a platform for future revenue growth. The purchase price was allocated to customer-related intangibles assets and is being amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2009				December 31, 2008
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(Years)				(Years)

Developed technology	$2,233	$(2,159)	$74	5	$2,233	$(1,712)	$521	5
Non-compete agreements	13	(13)	—	2	13	(9)	4	2
Customer-related	7,792	(2,226)	5,566	5	1,020	(296)	724	5
Patents	431	(366)	65	3	431	(223)	208	3
Domain name — indefinite life	701	—	701		701	—	701

	$11,170	$(4,764)	$6,406		$4,398	$(2,240)	$2,158

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization
Expense

For the years ending December 31,
2010	$3,182
2011	1,361
2012	662
2013	294
2014	206

Total	$5,705

4.	Net Loss Per Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2009, potentially dilutive securities, which consist of options to purchase 3,998,790 share of common stock at prices ranging from $1.28 to $16.59 and warrants to purchase 2,859,595 shares of common stock at prices ranging from $2.31 to $9.26 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net loss	$(6,267)	$(8,562)	$(18,202)

Denominator:
Denominator for historical basic calculation weighted average shares	14,388	14,313	11,500
Dilutive common stock equivalents:
Options	—	—	—
Warrants	—	—	—

Denominator for historical diluted calculation weighted average shares	14,388	14,313	11,500

Net loss per share:
Historical basic net loss per share	$(0.44)	$(0.60)	$(1.58)

Historical diluted net loss per share	$(0.44)	$(0.60)	$(1.58)

5.	Composition of Certain Balance Sheet and Statement of Operations Captions

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Furniture and fixtures	$228	$203
Office equipment	139	132
Computer equipment	2,026	1,392
Computer software	3,023	1,760
Leasehold improvements	585	583

	6,001	4,070
Less accumulated depreciation and amortization	(3,731)	(2,997)

Property and equipment, net	$2,270	$1,073

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Interest income	$15	$312	$536
Interest expense	(42)	—	(887)
Interest expense — non-cash	—	—	(6,679)

Interest and other income (expense), net	$(27)	$312	$(7,030)

6.	Credit Facility

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

In December 2009, we borrowed $3.0 million under the revolving credit facility to fund the December 2009 acquisition of small business customers.

7.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$29	$—	$—
State	129	1	1
Foreign	—	—	—

Total current	158	1	1

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total provision for income taxes	$158	$1	$1

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years Ended December 31,
	2009	2008	2007

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	(1)	—	—
Change in fair value of warrant liability	(17)	—	—
Stock option grants	(13)	(9)	3
Return to provision	(12)	(14)	—
Change in valuation allowance	7	(11)	(37)
Other	(1)	—	—

	(3)%	—%	—%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Deferred income tax assets:
Net operating loss carryforwards	$18,014	$18,648	$18,402
Accrued expenses	2,314	2,318	1,290
Fixed assets/depreciation	368	1,752	1,440

Gross deferred tax assets	20,696	22,718	21,132
Valuation allowance	(20,986)	(21,243)	(20,015)

	(290)	1,475	1,117

Deferred income tax liabilities:
Acquired intangibles	358	(1,460)	(1,102)
Fixed assets/depreciation	(67)	(15)	(15)
Other	(1)	—	—

	290	(1,475)	(1,117)

Net deferred tax assets (liabilities)	$—	$—	$—

As of December 31, 2009, we had approximately $2.0 million of valuation allowance attributable to the tax benefit of exercised stock options and warrants issued for services, which will be credited directly to paid-in capital when the related deferred tax assets are realized.

As of December 31, 2009, we had $46.0 million and $40.9 million in net operating loss carryforwards for federal and state income tax purposes, respectively. The losses begin to expire in 2021 for federal and 2012 for state income tax purposes respectively, and California has temporarily suspended the utilization of net operating loss carryforwards for 2009. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We believe that with our initial public offering, our recent private placements and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We have performed an analysis to determine to what extent our ability to utilize our net operating loss carryforwards is limited. We determined that our Section 382 limitation is $3.7 million a year of which we have accumulated $14.9 million available for use in the current year.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. We adopted the provisions regarding accounting for uncertainty in income taxes as of January 1, 2007. Based on our analysis, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position including our effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of the related accounting principles. In addition, we have not recorded any accrued interest and penalties related to income tax. It is our policy to classify interest and penalties related to income tax as income taxes in our financial statements.

The following tax years that remain subject to examination by major tax jurisdictions are as follows:

Federal — 2006 to 2008;
California (state) — 2005 to 2008;
Virginia (state) — 2006 to 2008.

8.	Commitments and Contingencies

Lease Commitments

We lease office space under an operating lease agreement that expires in June 2010. The future minimum lease payments under non-cancelable operating leases at December 31, 2009 are as follows (in thousands):

Operating
Leases

Year ending December 31, 2010	$199

We recognize rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $249,000, $251,000 and $249,000, respectively.

401(k) Plan

We maintain a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. We may make matching contributions at our discretion. Employees immediately vest 100% of their own contributions and 20% of our matching contributions for each year of service. For the plan year ending December 31, 2009 we made a discretionary matching contribution of $66,000. For prior plan years through December 31, 2008, we made no matching contributions.

Employment Agreements

We have signed employment agreements with five executive officers and seven key employees. The agreements provide for the payments of annual salaries totaling $1.9 million and annual bonuses of up to $0.9 million in the aggregate, based upon current salaries and 2009 bonuses earned. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If we terminate one of these officers or key employees without cause, we are obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) an amount equal to 100% (in the case of executives) and 50% (in the case of our key employees) of the average of all bonuses during the prior four quarters of employment, (iii) the same base salary and benefits that such officer or key employee received prior to termination, for a period of from 6 months to 12 months following termination, and (iv) the right to exercise all vested options, including any as yet unvested options in the case of a change in control, for a period of 12 months following termination.

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.

9.	Stockholders’ Equity

The Company has authorized 65,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.

Warrants

Warrant activity for the years ended December 31, 2007, 2008 and 2009 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	1,043,664	$9.11
Issued	2,810,070	6.22
Exercised	(365,331)	3.79
Expired	(18,125)	7.31

Outstanding at December 31, 2007	3,470,278	7.34
Exercised	(55,371)	3.38
Expired	(124,687)	3.58

Outstanding at December 31, 2008	3,290,220	7.55
Issued	49,525	2.31
Expired	(480,150)	15.32

Outstanding at December 31, 2009	2,859,595	$6.16

Exercisable at December 31, 2009	2,859,595	$6.16

The weighted average fair value at grant date of the warrants granted during the years ended December 31, 2009 and 2007 was $1.21 and $3.83, respectively. No warrants were issued during the year ended December 31, 2008.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2009:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price

$2.00 - $3.99	49,525	1.2 years	$2.31
$4.00 - $4.99	867,662	2.1 years	4.36
$5.00 - $5.99	867,662	2.1 years	5.17
$7.00 - $7.99	537,373	3.1 years	7.89
$9.00 - $9.99	537,373	4.1 years	9.26

	2,859,595	2.7 years	$6.16

Stock Repurchase Program

On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program is authorized through April 2010 and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $337,000. The remaining authorization under the stock repurchase program is approximately $1.7 million.

Stockholder Rights Plan

On October 14, 2008, our Board of Directors adopted a Stockholder Rights Plan (Rights Plan). Under the Rights Plan, a right to purchase 1/1000th of a share of our Series A Participating Preferred Stock, at an exercise price of $10.00, will be distributed for each share of common stock held of record as of the close of business on October 22, 2008. The rights will automatically trade with our underlying common stock and no separate preferred stock purchase rights certificates will be distributed. The right to acquire preferred stock is not immediately exercisable and will become exercisable only if a person or group acquires 15 percent or more of our common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. If any person becomes a 15 percent or more stockholder, each right (subject to certain limitations) will entitle its holder to purchase, at the rights’ then-current exercise price, a number of our common shares or of the acquirer having a market value at the time of twice the right’s per share exercise price. If the exercise price is not adjusted, such holders would be able to purchase $20 worth of common stock for $10.

The Board of Directors may redeem the rights for $0.01 per right at any time on or before the fifth day following the acquisition by a person becoming a 15 percent stockholder. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on October 15, 2018.

10.	Stock Plans

In March 1999, we adopted the 1999 Equity Incentive Plan (1999 Plan). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 500,000 shares for issuance under the 1999 Plan, of which 49,902 were outstanding and zero were available for future grant at December 31, 2009.

In March 2000, we adopted the 2000 Equity Incentive Plan (2000 Plan). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 500,000 shares for issuance under the 2000 Plan, of which 187,549 were outstanding and 22 were available for future grant at December 31, 2009.

In January 2004, we adopted the 2004 Equity Incentive Plan (2004 Plan), in August 2004, we amended the 2004 Plan and in September 2004, the stockholders approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 600,000 shares for issuance under the 2004 Plan, of which 431,459 were outstanding and 77 were available for future grant at December 31, 2009.

In August 2005, we adopted and the stockholders approved the 2005 Equity Incentive Plan (2005 Plan). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 1,000,000 shares for issuance under the 2005 Plan, of which 884,112 were outstanding and 170 were available for future grant at December 31, 2009.

In August 2007, we adopted and the stockholders approved the 2007 Equity Incentive Plan (2007 Plan). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 1,000,000 shares for issuance under the 2007 Plan, of which 972,952 were outstanding and 9,010 were available for future grant at December 31, 2009.

In June 2008, we adopted and the stockholders approved the 2008 Equity Incentive Plan, which was subsequently amended pursuant to stockholder approval in August 2009 (2008 Plan). The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 3,000,000 shares for issuance under the 2008 Plan, of which 1,472,816 were outstanding and 1,500,713 were available for future grant at December 31, 2009.

Stock option activity under the plans for the years ended December 31, 2007, 2008 and 2009 is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(In Years)	(In thousands)

Outstanding at December 31, 2006	1,933,363	$5.10
Granted	1,001,054	4.89
Exercised(1)	(90,016)	3.81
Canceled	(140,551)	5.62

Outstanding at December 31, 2007	2,703,850	5.04
Granted	775,404	3.31
Exercised(1)	(186,626)	2.13
Canceled	(221,838)	3.74

Outstanding at December 31, 2008	3,070,790	4.87
Granted	1,487,493	3.10
Exercised(1)	(205,252)	2.82
Canceled	(354,241)	4.68

Outstanding at December 31, 2009	3,998,790	$4.33	7.6	$7,603

Vested and expected to vest at December 31, 2009(2)	3,567,201	$4.44	7.5	$6,579

Exercisable at December 31, 2009	1,840,847	$5.38	6.0	$2,483

(1)	Our current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2007, 2008 and 2009 was $4.11, $2.76, and $2.57 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2007, 2008 and 2009 was $406,000, $353,000 and $515,000, respectively.

The total fair value of options vested during the years ended December 31, 2007, 2008 and 2009 was $2.1 million, $2.1 million and $1.7 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2009:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$1.01 - $2.00	765,705	9.1 years	$1.57	105,952	$1.45
$2.01 - $3.00	146,111	8.6 years	2.28	27,343	2.22
$3.01 - $4.00	980,012	6.7 years	3.65	642,296	3.73
$4.01 - $5.00	1,326,791	8.2 years	4.58	486,267	4.64
$5.01 - $6.00	295,136	8.3 years	5.51	105,208	5.70
$6.01 - $7.00	116,773	4.7 years	6.40	107,021	6.40
$7.01 - $8.00	190,112	5.7 years	7.51	188,610	7.51
$8.01 - $10.00	70,000	5.4 years	9.17	70,000	9.17
$15.01 - $16.59	108,150	3.9 years	15.62	108,150	15.62

	3,998,790	7.6 years	$4.33	1,840,847	$5.38

Stock-based Compensation

The guidance in U.S. GAAP regarding share-based payment addresses the accounting for employee stock options and requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Total stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2009	2008	2007

Sales and marketing	$677	$887	$544
General and administrative	1,295	1,248	968
Research and development	392	267	236

Total stock-based compensation expense	$2,364	$2,402	$1,748

Basic and diluted net stock-based compensation expense per share	$0.16	$0.17	$0.15

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.79%	3.03%	4.02%
Expected lives (in years)	7	7	7
Expected dividend yield	None	None	None
Expected volatility	100.00%	100.00%	100.00%

As of December 31, 2009, there was $3.3 million of unrecognized stock-based compensation expense related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from our forecasted rate.

11.	Operating Information

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. Although we have aligned our operations into three business units, these business units meet the criteria for aggregation into one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenue by geographic region:
United States	$56,151	$37,472	$21,116
Europe	131	785	409

Total revenue	$56,282	$38,257	$21,525

Revenue by product:
Pay-Per-Click (PPC)	$45,798	$34,820	$18,952
Local Promote (Subscription)	7,507	1,420	266
Banner Advertisement	2,914	1,749	1,864
Local Connect (License)	63	268	443

Total revenue	$56,282	$38,257	$21,525

12.	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	December 31,	for Identical	Unobservable
Description	2009	Assets (Level 1)	Inputs (Level 3)

Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$10,080	$10,080	$—
Restricted cash	35	35	—

Total financial assets	$10,115	$10,115	$—

Liabilities:
Warrant liability	$3,727	$—	$3,727

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	December 31,	for Identical	Unobservable
Description	2008	Assets (Level 1)	Inputs (Level 3)

Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$12,142	$12,142	$—
Restricted cash	31	31	—
Long-term restricted cash	35	35	—
Deposits	12	12	—

Total financial assets	$12,220	$12,220	$—

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of December 31, our warrant liabilities was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3

Balance at December 31, 2008	$—
Cumulative effect of change in accounting principle	746
Change in fair value of warrant liability	2,981

Balance at December 31, 2009	$3,727

13.	Subsequent Events

As disclosed in Note 2 — Purchases of Customer-related Intangible Assets, on December 30, 2009, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 21,972 website hosting accounts for up to $2.6 million in cash, which amount was subject to reduction in the event any of the subscribers were not successfully transferred to the Company. After giving effect to certain purchase price and subscriber adjustments, subsequent to December 31, 2009, the final purchase price has been adjusted to $2.2 million and the number of website hosting accounts purchased has been finalized at 18,817.

On February 1, 2010, we announced that during our year-end review, management determined that warrants we issued in connection with a financing during 2007 contained an anti-dilution feature that should be reclassified and treated as a derivative liability effective January 1, 2009 per the amended provisions regarding the accounting for derivatives and determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception regarding derivative accounting issued by the FASB. On February 1, 2010, management and our Audit Committee determined that our financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 should no longer be relied upon. Accordingly, on that date, we filed amendments to our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 to restate our financial statements to include the non-cash charges related to the revaluation of the warrant liability.

On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 10,000 website hosting accounts for up to $1,586,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to the Company or the subscriber base fails to achieve a certain performance requirement. The performance requirement relates to the average settlement rate of billings related to the purchased website hosting accounts over a six month period. Depending on the actual settlement rate performance, the maximum purchase price per account is $158.60 or $1,586,000 and the minimum purchase price per account is $125.00 or $1,250,000, based on 10,000 website hosing accounts. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008 and 2007

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Accounts receivable (in thousands):
Allowance for doubtful accounts
2009	$60	$175	$(30)	$205
2008	$15	$49	$(4)	$60
2007	$9	$14	$(8)	$15

SELECTED QUARTERLY FINANCIAL DATA
(in thousands, except per share amounts)

	Quarters Ended
		September 30,	June 30,	March 31,
	December 31,	2009	2009	2009	December 31,	September 30,	June 30,	March 31,
	2009	(as amended)	(as amended)	(as amended)	2008	2008	2008	2008
	(Unaudited)

Revenue	$16,364	$15,128	$13,726	$11,064	$9,573	$10,196	$9,646	$8,842
Operating income (loss)	$285	$(194)	$(334)	$(2,858)	$(2,186)	$(1,786)	$(2,009)	$(2,893)
Net loss	$(458)	$(1,387)	$(1,056)	$(3,366)	$(2,165)	$(1,714)	$(1,925)	$(2,759)
Basic net loss per share	$(0.03)	$(0.10)	$(0.07)	$(0.23)	$(0.15)	$(0.12)	$(0.14)	$(0.19)
Diluted net loss per share	$(0.03)	$(0.10)	$(0.07)	$(0.23)	$(0.15)	$(0.12)	$(0.14)	$(0.19)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2	(3)	Amended and Restated Bylaws of the Registrant
3.3	(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1	(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1	(6)#	1999 Equity Incentive Plan
10.2	(6)#	2000 Equity Incentive Plan
10.3	(1)#	2004 Equity Incentive Plan, as amended.
10.4	(7)#	2005 Equity Incentive Plan.
10.5	(8) #	2007 Equity Incentive Plan.
10.6	(9)#	2008 Equity Incentive Plan, as amended.
10.7	(10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8	(10)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant
10.9	(11)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 29, 2009.
10.10	(11)#	Employment Agreement by and between the Registrant and Heath Clarke dated July 30, 2009.
10.11	(11)#	Employment Agreement by and between the Registrant and Stanley B. Crair dated July 30, 2009.
10.12	(6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.13	(12)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10.14	(13)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.15	(14)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.16	(15)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.17	(15)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.18	(16)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10.19	(17)	First Amendment to Amended and Restated PFP Advertiser Distribution Agreement dated March 7, 2008 by and among the Registrant and Idearc Media Corp.
10.20	(18)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant
10.21	(19)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant
10.22	(20)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant
10.23	(21)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.24	(22)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.25	(23)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.

Exhibit
Number			Description

10.26		(24)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27		(25)	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.28		(26)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.
14		(27)	Code of Business Conduct and Ethics.
21	.1*		Subsidiaries of Registrant.
23	.1*		Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2009.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(14)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2008. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2009.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 20, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(27)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.