Form 10-Q
period 2010-03-31
LOCAL.COM
filed 2010-05-10
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010 there were 15,991,585 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,934	$10,080
Restricted cash	35	35
Accounts receivable, net of allowances of $204 and $205, respectively	10,706	8,792
Prepaid expenses and other current assets	386	439

Total current assets	22,061	19,346

Property and equipment, net	2,380	2,270
Goodwill	13,231	13,231
Intangible assets, net	6,392	6,406

Total assets	$44,064	$41,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,279	$8,891
Accrued compensation	1,132	1,112
Deferred rent	34	69
Warrant liability	3,999	3,727
Other accrued liabilities	722	876
Revolving line of credit	3,000	3,000
Deferred revenue	479	633

Total liabilities, all current	19,645	18,308

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 14,762 and 14,523, respectively	—	—
Additional paid-in capital	83,308	81,968
Accumulated deficit	(58,889)	(59,023)

Stockholders’ equity	24,419	22,945

Total liabilities and stockholders’ equity	$44,064	$41,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
		2009
	2010	(As restated)
Revenue	$18,631	$11,064

Operating Expenses:
Cost of revenues	10,802	7,524
Sales and marketing	3,098	3,080
General and administrative	1,914	2,107
Research and development	1,112	856
Amortization and write-down of intangibles	1,230	355

Total operating expenses	18,156	13,922

Operating income (loss)	475	(2,858)

Interest and other income (expense), net	(56)	3
Change in fair value of warrant liability	(272)	(510)

Income (loss) before income taxes	147	(3,365)

Provision for income taxes	13	1

Net income (loss)	$134	$(3,366)

Per share data:

Basic net income (loss) per share	$0.01	$(0.23)

Diluted net income (loss) per share	$0.01	$(0.23)

Basic weighted average shares outstanding	14,605	14,433
Diluted weighted average shares outstanding	15,918	14,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
		2009
	2010	(As restated)
Cash flows from operating activities:
Net income (loss)	$134	$(3,366)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,476	525
Provision for doubtful accounts	—	75
Stock-based compensation expense	624	486
Change in fair value of warrant liability	272	510
Changes in operating assets and liabilities:
Accounts receivable	(1,914)	(356)
Prepaid expenses and other	53	121
Accounts payable and accrued liabilities	1,219	2,256
Deferred revenue	(154)	3,400

Net cash provided by operating activities	1,710	3,651

Cash flows from investing activities:
Capital expenditures	(356)	(163)
Decrease in restricted cash	—	(50)
Purchases of intangible assets	(1,216)	(4,267)

Net cash used in investing activities	(1,572)	(4,480)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of options	716	—
Repurchases of common stock	—	(237)

Net cash provided by (used in) financing activities	716	(237)

Net increase (decrease) in cash and cash equivalents	854	(1,066)
Cash and cash equivalents, beginning of year	10,080	12,142

Cash and cash equivalents, end of year	$10,934	$11,076

Supplemental cash flow information:
Interest paid	$26	$2

Income taxes paid	$169	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
Local.com Corporation, a Delaware corporation, is a provider of local search services on the Internet. We are organized into three business units to serve three distinct sets of customers. Our Owned & Operated (“O&O”) business unit represents our proprietary local search traffic, and we serve consumers primarily via our flagship web property, Local.com. Our Network business unit represents third-party local search traffic, and we serve over 800 partners via our Local Syndication Network (“LSN”) and Local Distribution Network (“LDN”) products. Our Sales & Ad Services (“SAS”) business unit serves approximately 50,000 direct small business customers as well as advertisers from key partners using a variety of display, performance and subscription ad products. A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide proprietary search results using our patented technologies, and monetize those search results by placing ads on the search results page. A portion of these consumers interact with those ads, thereby generating ad revenue.
Principles of consolidation and basis of presentation
Our financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated.
The unaudited interim condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.
During the current period, we began presenting certain costs as cost of revenues. Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our LSN and LDN partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). Certain prior period amounts have been reclassified to conform to the current period presentation.
The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.
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
Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and the warrant liability. The fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The fair value of the warrant liability is determined using the Black-Scholes valuation method, a “Level 3” input, based on the quoted price of our common stock, volatility based on the historical market activity of our stock, the expected life based on the remaining contractual term of the warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

2. Purchase of customer-related intangible assets
On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss Partners, LLC (“LaRoss”) whereby we purchased up to 10,000 website hosting accounts for up to $1,586,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. Depending on the certain performance criteria the maximum purchase price per account is $158.60 or an aggregate $1,586,000 and the minimum purchase price per account is $125.00 or an aggregate $1,250,000, based on 10,000 accounts. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
3. Intangible assets
Intangible assets, net, consisted of the following (in thousands):

	March 31, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(years)				(years)
Developed technology	$2,233	$(2,233)	$—	5	$2,233	$(2,159)	$74	5
Non-compete agreements	13	(13)	—	2	13	(13)	—	2
Customer-related	9,008	(3,346)	5,662	5	7,792	(2,226)	5,566	5
Patents	431	(402)	29	3	431	(366)	65	3
Domain name — indefinite life	701		701		701	—	701

	$12,386	$(5,994)	$6,392		$11,170	$(4,764)	$6,406

4. Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain name are recorded at cost. Intangible assets, such as goodwill and domain name, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value of the reporting unit to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2009 and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
5. Web site development costs and computer software developed for internal use
Generally accepted accounting principles in the Unites States (“U.S. GAAP”) require that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2010, we capitalized an additional $212,000, related to web site development. Amortization of capitalized web site costs was $114,000, for the three months ended March 31, 2010. During the three ended March 31, 2009, we capitalized an additional $127,000 related to web site development. Amortization of capitalized web site costs was $88,000 for the three months ended March 31, 2009. Capitalized web site costs are included in property and equipment, net.

6. Net income (loss) per share
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
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
		(As restated)
Numerator:
Net income (loss)	$134	$(3,366)

Denominator:
Denominator for historical basic calculation weighted average shares	14,605	14,433
Dilutive common stock equivalents:*
Options	966	—
Warrants	347	—

Denominator for historical diluted calculation weighted average shares	15,918	14,433

Net income (loss) per share:
Historical basic net income (loss) per share	$0.01	$(0.23)

Historical diluted net income (loss) per share	$0.01	$(0.23)

*	For the three months ended March 31, 2009, potentially dilutive securities, which consist of options to purchase 3,532,245 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 3,290,220 shares of common stock at prices ranging from $4.32 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Furniture and fixtures	$229	$228
Office equipment	143	139
Computer equipment	2,130	2,026
Computer software	3,269	3,023
Leasehold improvements	585	585

	6,356	6,001
Less accumulated depreciation and amortization	(3,976)	(3,731)

Property and equipment, net	$2,380	$2,270

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest income	$6	$5
Interest expense	(62)	(2)

Interest and other income (expense), net	$(56)	$3

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
The Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square 1 Bank has certain rights and remedies under the Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off. As of March 31, 2010, we are in compliance with the related covenants and there have been no events of default.
In December 2009, we borrowed $3.0 million under the revolving credit facility to fund the December 2009 acquisition of small business customers.
9. Operating information
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

	Three Months Ended March 31,
	2010	2009
Revenue by geographic region:
United States	$18,631	$10,933
Europe	—	131

Total revenue	$18,631	$11,064

Revenue by product:
Pay-Per-Click (PPC)	$14,797	$9,260
Local Promote (Subscription)	2,727	1,293
Banner Advertisement	1,095	488
Local Connect (License)	12	23

Total revenue	$18,631	$11,064

10. Stock-based compensation
Stock option activity under the equity incentive plans during the three months ended March 31, 2010 was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2009	3,998,790	$4.33
Granted	80,500	6.34
Exercised	(236,455)	3.77
Cancelled	(115,415)	6.68

Outstanding at March 31, 2010	3,727,420	$4.34	$9,603

Exercisable at March 31, 2010	1,799,176	$5.09	$3,851

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2010 and 2009 was $5.30 and $1.32 per option, respectively.
The aggregate intrinsic value of all options exercised during the three months ended March 31, 2010 was $585,000.
There were no options exercised during the three months ended March 31, 2009.
The following table summarizes information regarding options outstanding and exercisable at March 31, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$1.01 - $2.00	705,627	8.8 years	$1.57	212,561	$1.53
$2.01 - $3.00	146,111	8.3 years	2.28	31,591	2.21
$3.01 - $4.00	846,271	6.5 years	3.65	526,653	3.74
$4.01 - $5.00	1,257,971	7.9 years	4.58	514,315	4.64
$5.01 - $6.00	283,129	8.3 years	5.56	93,999	5.78
$6.01 - $7.00	145,023	7.6 years	6.50	77,771	6.50
$7.01 - $8.00	190,112	5.4 years	7.51	189,110	7.51
$8.01 - $10.00	70,000	5.2 years	9.17	70,000	9.17
$10.01 -$15.00	—		—	—	—
$15.01 -$16.59	83,176	4.2 years	15.62	83,176	15.62

	3,727,420	7.5 years	$4.34	1,799,176	$5.09

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	3.28%	2.50%
Expected lives (in years)	6.1 years	7.0 years
Expected dividend yield	None	None
Expected volatility	92.60%	100.00%

Total stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$20	$5
Sales and marketing	156	178
General and administrative	301	236
Research and development	147	67

Total stock-based compensation expense	$624	$486

Basic and diluted net stock-based compensation expense per share	$0.04	$0.03

11. Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program is authorized through April 2010 and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. During the three months ended March 31, 2010 there were no repurchases of common stock. The remaining authorization under the stock repurchase program is approximately $1.7 million.
12. Warrants
Warrant activity for the three months ended March 31, 2010 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	2,859,595	$6.16
Issued	—	—
Exercised	(49,525)	2.31
Expired	—	—

Outstanding at March 31, 2010	2,810,070	$6.22

Exercisable at March 31, 2010	2,810,070	$6.22

The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2010:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	867,662	1.9 years	$4.36
$5.00 - $5.99	867,662	1.9 years	5.17
$7.00 - $7.99	537,373	2.8 years	7.89
$9.00 - $9.99	537,373	3.8 years	9.26

	2,810,070	2.5 years	$6.22

13. Fair Value Measurement of Assets and Liabilities
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	March 31,	for Identical	Unobservable
Description	2010	Assets (Level 1)	Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$10,934	$10,934	$—
Restricted cash	35	35	—

Total financial assets	$10,969	$10,969	$—

Liabilities:
Warrant liability	$3,999	$—	$3,999

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

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2010, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.
The fair value of the warrant liability was estimated at March 31, 2010 grant using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$9.26	$7.89
Risk-free interest rate	2.08%	1.60%
Expected lives (in years)	3.8 years	2.8 years
Expected dividend yield	None	None
Expected volatility	90.70%	94.90%
The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2009	$3,727
Change in fair value of warrant liability	272

Balance at March 31, 2010	$3,999

Other financial instruments, including accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

14. Restatement
In connection with the preparation of our Form 10-K for the fiscal year ended December 31, 2009, we determined that certain warrants we issued in connection with a 2007 securities offering (the “2007 Warrants”) contain anti-dilution provisions which should have been accounted for in accordance with the amended provisions of ASC 815 effective January 1, 2009. ASC 815-40-15 concerns the determination of what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the scope exception in ASC 815. Since the 2007 Warrants contain certain anti-dilution rights for the holder, they are not considered indexed to our stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives. Accordingly, beginning January 1, 2009, we should have reclassified the 2007 Warrants as liabilities under the caption “Warrant liability” and recorded them at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Thereafter, changes in the warrant liability from period to period should have been recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” Effective January 1, 2009, we should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding 2007 Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
The impact of the restatement on the quarter ended March 31, 2009 contained in this Form 10-Q is to record a warrant liability of $1.3 million, a reduction of additional paid-in capital of $5.8 million and reduction of accumulated deficit of $4.5 million on the consolidated balance sheet. In addition, a further adjustment to record a loss related to the change in fair value of the warrant liability of $510,000 or $0.03 per diluted share on the Consolidated Statements of Operations for the three months ended March 31, 2009. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.
15. Subsequent Events
On April 20, 2010, we entered into an Asset Purchase Agreement with Turner Consulting Group, LLC (“Turner”) whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price is subject to adjustment in our favor if Turner actually transfers fewer than 8,032 web hosting subscribers. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
On April 21, 2010, we entered into an amended lease agreement with The Irvine Company LLC, which amends that certain lease dated March 18, 2005. Pursuant to the amended lease agreement, we will lease approximately 34,612 square feet of space in Irvine, California. It is anticipated that we will take possession of the new premises in August 2010 and concurrently cease the lease of our current headquarters also in Irvine, California. The amended lease agreement provides for a lease term of sixty (60) months from the commencement date with the option to extend for an additional sixty (60) month term at then-current market rates. The aggregate rent for the term of the lease, as amended, is approximately $2.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q or certain information included or incorporated by reference in this report, contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed “forward-looking statements” within the meaning of the federal securities laws. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” and “potential” or the negative of such terms or other comparable terminology. In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in social, economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including customers, competitors and governmental authorities, and various other factors, including those described or referred to in Item 1A of Part II of this Quarterly Report. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, our actual results could differ materially from those expressed in the forward-looking statements and there can be no assurance that the forward-looking statements contained in this report will in fact occur.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2009 and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.
Overview
We provide local search services to over 20 million consumers each month on the Internet. A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide proprietary search results using our patented technologies, and monetize those search results by placing ads on the search results page. A portion of these consumers interact with those ads, thereby generating ad revenue. Consumers conducting local searches typically convert into buying customers at a higher rate than other types of online searchers, because the addition of a location modifier within a search request typically indicates that the consumer is further along in the buying process, and therefore more apt to complete a transaction. As a result, advertisers are often willing to pay more to present their business listings alongside local search results.
We serve consumers directly through our Owned & Operated business unit (“O&O”), and indirectly through our Network business unit (“Network”), and we serve direct and indirect advertisers via our Sales and Ad Services business unit (“SAS”).
Our O&O business unit represents our proprietary local search traffic, and we serve consumers primarily via our flagship web property, Local.com. Traffic reaches Local.com organically (which includes both direct-to-site and search engine optimized (“SEO”) search traffic), as well as through our search engine marketing (“SEM”) campaigns. We monetize our local search traffic by placing a variety of display, performance and subscription ad products alongside our search results.
Our Network business unit represents third-party local search traffic, and we serve over 800 partners via our Local Syndication Network (“LSN”) and Local Distribution Network (“LDN”) products. Our LSN product primarily serves regional media sites such as local newspaper, TV and radio station websites. We develop and host geo-targeted small business directories which are provided to our LSN partners, and this drives SEO traffic to the directories on our partners’ sites, which we monetize with ads. Our LDN partners receive our XML feed, which contains our advertiser feeds, as well our organic search results in some instances, and then display those results in their websites’ “look and feel.” We monetize our LDN and LSN Network partners’ local search traffic by placing a variety of performance and subscription ad products alongside the search results, and we share a portion of the ad revenues generated with those partners.
Our Sales & Ad Services (“SAS”) business unit serves approximately 50,000 direct small business customers with subscription advertising and web hosting products, as well as partners who supply us with additional advertiser listings. Our direct customers pay a fixed fee each month to receive either a higher listing on our Local.com search results’ pages (web listing) or a website (web hosting). Our partners provide us with various performance ad products including pay per click, pay per call and pay per lead, as well as display ad units that are paid per thousand impressions, which provides us with an effective way to monetize our search traffic. Yahoo! and SuperMedia Inc., are our two largest advertiser partners.
We use our proprietary, patented technologies in providing many of our services. We have a total of four patents issued and an additional nine patents pending in various areas of local and mobile search.
Recent Developments
On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 10,000 website hosting accounts for up to $1,586,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. The performance requirement relates to the average settlement rate of billings related to the purchased website hosting accounts over a six month period. Depending on certain performance criteria, the maximum purchase price per account is $158.60 or an aggregate $1,586,000 and the minimum purchase price per account is $125.00 or an aggregate $1,250,000, based on 10,000 accounts. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
On April 20, 2010, we entered into an Asset Purchase Agreement with Turner whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The Purchase Price is subject to adjustment in our favor if Turner actually transfers fewer than 8,032 web hosting subscribers.

At the end of the first quarter of 2010 we and SuperMedia Inc., home to Superpages.com, announced an expanded local advertising distribution agreement effective April 1, 2010. The expanded agreement is expected to increase the monetization of our search traffic by providing an increased number of Superpages.com’s advertiser listings in response to search requests on our Local.com website and our distribution partner network.
Outlook for Our Business
Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.
According to a February 2010 study, The Kelsey Group estimates that the local search market in the United States will grow to $8 billion by 2014. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.
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
We have increased our operating expenses, mainly cost of revenue to bring users (traffic) to our Local.com website. We will also continue to increase our sales and marketing expenses to promote our Local.com website.
Sources of Revenue
We generate revenue primarily on our Local.com website, LSN and LDN from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings; and

•	subscription web hosting services.
Operating Expenses
Cost of Revenues
Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our LSN and LDN partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three month period ending March 31, 2010, approximately 68% of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2010, advertising costs to drive consumers to our Local.com website were $7.5 million of which $5.8 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

Sales and Marketing
Sales and marketing expenses consist of sales commissions and salaries for our internal and outsourced sales force, customer service staff and marketing personnel, advertising and promotional expenses. We record advertising costs and sales commission in the period in which the expense is incurred. We expect our sales and marketing expenses will increase in absolute dollars as we continue to experience growth.
General and Administrative
General and administrative expenses consist of salaries and other costs associated with employment of our executive, finance, human resources and information technology staff, legal, tax and accounting, and professional service fees.
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
We generate revenue when it is realizable and earned, as evidenced by click-throughs or telephone calls occurring related to an advertiser’s sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and LSN and LDN partner websites. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.
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
As of March 31, 2010, one customer represented 62% of our total accounts receivable. This customer has historically paid within the payment period provided for under the contract and management believes this customer will continue to do so.

Stock Based Compensation
Total stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$20	$5
Sales and marketing	156	178
General and administrative	301	236
Research and development	147	67

Total stock-based compensation expense	$624	$486

Basic and diluted net stock-based compensation expense per share	$0.04	$0.03

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
		(As restated)
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	58.0	68.0
Sales and marketing	16.6	27.8
General and administrative	10.3	19.0
Research and development	6.0	7.7
Amortization and write-down of intangibles	6.6	3.2

Total operating expenses	97.5	125.8

Operating income (loss)	2.5	(25.8)

Interest and other income (expense), net	(0.3)	0.0
Change in fair value of warrant liability	(1.5)	(4.6)

Income (loss) before income taxes	0.8	(30.4)

Provision for income taxes	0.1	0.0

Net income (loss)	0.7%	(30.4)%

Three months ended March 31, 2010 and 2009
Revenue (dollars in thousands)

	Three Months Ended March 31,				Percent
	2010	(*)	2009	(*)	change
	(in thousands)		(in thousands)
Owned and operated	$10,717	57.5%	$8,215	74.2%	30.5%
Network	5,189	27.9%	1,566	14.2%	231.4%
Sales and advertiser services	2,725	14.6%	1,283	11.6%	112.4%

Total revenue	$18,631	100.0%	$11,064	100.0%	68.4%

     Owned and operated revenue for the three months ended March 31, 2010 increased $2.5 million, or 30%, compared to the same period in 2009. The increase in revenue is primarily due to increased traffic on our Local.com website coupled with increased monetization as our revenue per thousand visitors (RKV) increased to $260 for the three months ended March 31, 2010 from $246 for the three months ended March 31, 2009. The increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved search engine marketing.
Network revenue for the three months ended March 31, 2010 increased $3.6 million, or 231%, compared to the same period in 2009. The increase is primarily due to an increase in LDN and LSN revenue. During the third quarter of 2009 we expanded our LDN, which distributes our advertising and content feeds to third-party websites. As of March 31, 2010, we had approximately 850 Network sites from approximately 140 partners.
Sales and advertiser services revenue for the three months ended March 31, 2010 increased $1.4 million or 112% as we grew our base of small business subscribers from approximately 30,000 as of March 31, 2009 to approximately 48,000 as of March 31, 2010.
Based on the above, total revenue for the three months ended March 31, 2010, increased 68.4%, compared to the same period in 2009.
The following table identifies our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue
	Three Months Ended March 31,
Customer	2010	2009
Yahoo! Inc.	49.4%	51.4%
SuperMedia Inc.	20.7%	18.5%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
		Percent of		Percent of
		Total		Total	Percent
	2010	Revenue	2009	Revenue	Change
Cost of revenues	$10,802	58.0%	$7,524	68.0%	43.6%
Sales and marketing	3,098	16.6%	3,080	27.8%	0.6%
General and administrative	1,914	10.3%	2,107	19.0%	(9.2)%
Research and development	1,112	6.0%	856	7.7%	29.9%
Amortization and write-down of intangibles	1,230	6.6%	355	3.2%	246.5%

Total operating expenses	$18,156	97.5%	$13,922	125.8%	30.4%

Cost of revenues
Cost of revenues expenses for the three months ended March 31, 2010 increased by 43.6%, compared to the same period in 2009. The increase was primarily due to increased revenue share payments related to LDN and LSN partners, higher traffic acquisition costs associated with driving more consumers to our Local.com website and higher transaction processing costs due to higher revenues related to our subscription-based customer relationships.
Sales and marketing
Sales and marketing expenses for the three months ended March 31, 2010 remained relatively flat compared to the same period in 2009 although significantly lower as a percent of revenue.
General and administrative
General and administrative expenses for the three months ended March 31, 2010 decreased by 9.2% compared to the same periods in 2009. The decrease is attributable to $658,000 of non-recurring charges including acquisition-related charges and a change in an officer recognized in the first quarter of 2009.
Research and development
Research and development expenses for the three months ended March 31, 2010 increased by 29.9%, compared to the same periods in 2009. The increase is mainly due to higher personnel-related costs and consulting fees. We capitalized an additional $212,000 of research and development expenses for website development and amortized $114,000 during the three months ended March 31, 2010.

Amortization of intangibles
Amortization of intangibles expense was $1,230,000 for the three months ended March 31, 2010, compared to $355,000 for the three months ended March 31, 2009. The increase is due to new subscriber acquisitions of customer-related intangible assets. These customer-related intangible assets are amortized over the expected life of the assets based on the expected cash flow from the customers.
Interest and other income (expense), net
Interest and other income (expense), net was ($56,000) and $3,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease is due to interest expense and amortization of fees related to our revolving credit facility. On December 29, 2009, we borrowed $3.0 million on our revolving credit facility, which bears interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75%. We expect interest and other income (expense) to continue at current levels.
Provision for income taxes
Provision for income taxes was $13,000 for the three months ended March 31, 2010 primarily for state income tax in California as state legislation postponed the use of corporate net operating loss carryforwards. Provision for income taxes was $1,000 for the three months ended March 31, 2009 and represented the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$10,934	$10,080

Working capital	$6,415	$4,765

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$1,710	$3,651
Net cash used in investing activities	(1,572)	(4,480)
Net cash provided by (used in) financing activities	716	(237)
We have funded our business, to date, primarily from issuances of equity and debt securities. Cash and cash equivalents were $10.9 million as of March 31, 2010 and $10.1 million as of December 31, 2009. We had working capital of $6.4 million as of March 31, 2010 and $4.8 million as of December 31, 2009. Additionally, pursuant to the Loan and Security Agreement with Square 1 Bank that we entered into on June 26, 2009, as further discussed below, we have established a revolving credit facility of up to $10 million, based on certain formulas.
Net cash provided by operating activities was $1,710,000 for the three months ended March 31, 2010. Net income (loss) adjusted for non-cash charges provided cash of $2.5 million. Changes in operating assets and liabilities used cash of $796,000.
Net cash provided by operations was $3.7 million for the three months ended March 31, 2009. Net loss adjusted for non-cash charges used cash of $1.8 million. Changes in operating assets and liabilities provided cash of $5.4 million, the largest component of which represents an increase in deferred revenue related to a prepayment from a significant customer.
There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2010 the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
		(As restated)
Net income (loss)	$134	$(3,366)	$3,500
Non-cash (1)	2,372	1,596	776

Subtotal	2,506	(1,770)	4,276
AR, AP and Other	(796)	5,421	(6,217)

Net cash provided by operations	$1,710	$3,651	$(1,941)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances and provision for doubtful accounts.
Net cash used in investing activities was $1.6 million for the three months ended March 31, 2010 and consisted of $356,000 for capital expenditures and $1.2 million related to purchases of customer-related intangible assets. Net cash provided by financing activities was $716,000 for the three months ended March 31, 2010 from the proceeds from exercise of stock options.
Net cash used in investing activities was $4.5 million for the three months ended March 31, 2009 and consisted primarily of capital expenditures of $163,000 and purchases of customer-related intangible assets totaling $4.3 million. Net cash used in financing activities was $237,000 for the three months ended March 31, 2009 for the repurchase of common stock.
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

Shelf Registration Statement
At March 31, 2010, we had an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which we registered 8,000,000 shares of our common stock. The shelf registration statement is set to expire in January 2011. We may periodically offer all or a portion of the shares of common stock registered on the shelf registration statement at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to us, is subject to market conditions and other factors, such as contractual commitments in our line of credit agreement with Square 1 Bank and certain of our previously issued warrants in certain instances.
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
Subsequent events
On April 20, 2010, we entered into an Asset Purchase Agreement with Turner Consulting Group, LLC (“Turner”) whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price is subject to adjustment in our favor if Turner actually transfers fewer than 8,032 web hosting subscribers. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
On April 21, 2010, we entered into an amended lease agreement with The Irvine Company LLC, which amends that certain lease dated March 18, 2005. Pursuant to the amended lease agreement, we will lease approximately 34,612 square feet of space in Irvine, California. It is anticipated that we will take possession of the new premises in August 2010 and concurrently cease the lease of our current headquarters also in Irvine, California. The amended lease agreement provides for a lease term of sixty (60) months from the commencement date with the option to extend for an additional sixty (60) month term at then-current market rates. The aggregate rent for the term of the lease, as amended, is approximately $2.2 million.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our

Chief Executive Officer and Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions. As a result of this material weakness, on February 1, 2010 we restated our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. These restatements had no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009.
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
Our Audit Committee has taken an active role in reviewing and discussing the identified material weakness with our auditors and financial management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by our financial management.
As a result of the material weakness identified with respect to our reporting of complex and non-routine transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of March 31, 2010, our internal control over financial reporting was not effective.
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.

Item 1A.	Risk Factors
Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On January 12, 2010, we issued 30,437 shares of common stock for the net issuance exercise of 49,525 warrants having an exercise price of $2.31 per share, which were held by an accredited investor and service provider to the company.
The issuance of securities in the transaction described above was deemed exempt from registration under the Securities Act in reliance on Section 4(2).

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amended and Restated Bylaws of the Registrant

3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.

10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.

10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
May 10, 2010	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

May 10, 2010	/s/ Brenda Agius
Date	Brenda Agius
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amended and Restated Bylaws of the Registrant

3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.

10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.

10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.