Form 10-Q
period 2010-06-30
LOCAL.COM
filed 2010-08-10
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 31, 2010 there were 16,790,924 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,049	$10,080
Restricted cash	35	35
Accounts receivable, net of allowances of $263 and $205, respectively	15,776	8,792
Prepaid expenses and other current assets	571	439

Total current assets	31,431	19,346

Property and equipment, net	3,480	2,270
Goodwill	13,231	13,231
Intangible assets, net	7,609	6,406
Deposits	46	—

Total assets	$55,797	$41,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,455	$8,891
Accrued compensation	1,921	1,112
Deferred rent	—	69
Warrant liability	3,664	3,727
Other accrued liabilities	753	876
Revolving line of credit	3,000	3,000
Deferred revenue	663	633

Total liabilities, all current	21,456	18,308

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 16,562 and 14,523, respectively	—	—
Additional paid-in capital	92,000	81,968
Accumulated deficit	(57,659)	(59,023)

Stockholders’ equity	34,341	22,945

Total liabilities and stockholders’ equity	$55,797	$41,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		2009		2009
	2010	(As restated)	2010	(As restated)

Revenue	$23,004	$13,726	$41,635	$24,790

Operating Expenses:
Cost of revenues	13,176	7,734	23,978	15,258
Sales and marketing	3,945	2,996	7,043	6,076
General and administrative	2,209	1,871	4,123	3,978
Research and development	1,142	735	2,254	1,591
Amortization of intangibles	1,454	724	2,684	1,079

Total operating expenses	21,926	14,060	40,082	27,982

Operating income (loss)	1,078	(334)	1,553	(3,192)

Interest and other income (expense), net	(61)	1	(117)	4
Change in fair value of warrant liability	335	(723)	63	(1,233)

Income (loss) before income taxes	1,352	(1,056)	1,499	(4,421)

Provision for income taxes	122	—	135	1

Net income (loss)	$1,230	$(1,056)	$1,364	$(4,422)

Per share data:

Basic net income (loss) per share	$0.08	$(0.07)	$0.09	$(0.31)

Diluted net income (loss) per share	$0.07	$(0.07)	$0.08	$(0.31)

Basic weighted average shares outstanding	15,989	14,332	15,301	14,382
Diluted weighted average shares outstanding	17,342	14,332	16,498	14,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
		2009
	2010	(As restated)
Cash flows from operating activities:
Net income (loss)	$1,364	$(4,422)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,189	1,391
Provision for doubtful accounts	85	175
Stock-based compensation expense	1,284	1,035
Change in fair value of warrant liability	(63)	1,233
Changes in operating assets and liabilities:
Accounts receivable	(7,069)	(2,462)
Prepaid expenses and other	(132)	136
Other non-current assets	(46)	—
Accounts payable and accrued liabilities	3,181	2,559
Deferred revenue	30	153

Net cash provided by (used in) operating activities	1,823	(202)

Cash flows from investing activities:
Capital expenditures	(1,715)	(616)
Increase in restricted cash	—	(50)
Purchases of intangible assets	(3,887)	(4,252)

Net cash used in investing activities	(5,602)	(4,918)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	6,974	—
Exercise of options	1,784	40
Repurchases of common stock	—	(336)
Payment of expiring revolving credit facility	(3,000)	—
Proceeds from new revolving credit facility	3,000	—
Payment of financing related costs	(10)	—

Net cash provided by (used in) financing activities	8,748	(296)

Net increase (decrease) in cash and cash equivalents	4,969	(5,416)
Cash and cash equivalents, beginning of year	10,080	12,142

Cash and cash equivalents, end of year	$15,049	$6,726

Supplemental cash flow information:
Interest paid	$381	$2

Income taxes paid	$206	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
Local.com Corporation, a Delaware corporation, is a provider of local search services on the Internet. We are principally organized into three business units to serve three distinct sets of customers. Our Owned & Operated (“O&O”) business unit represents our proprietary local search traffic, and we serve consumers primarily via our flagship web property, Local.com. Our Network business unit represents third-party local search traffic, and we serve over 800 partner sites via our Local Syndication Network (“LSN”) and Local Distribution Network (“LDN”) products. Our Sales & Ad Services (“SAS”) business unit serves over 70,000 small business customers directly as well as advertisers from key partners using a variety of display, performance and subscription ad products. A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide proprietary search results using our patented technologies, and monetize those search results by placing ads on the search results page. A percentage of our visitors interact with those ads, thereby generating ad revenue.
Principles of consolidation and basis of presentation
Our financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated. In April 2010, Local.com PG Acquisition Corporation merged with and into Local.com Corporation and the separate corporate existence of Local.com PG Acquisition Corporation ceased to exist. We have evaluated all subsequent events through the date the financial statements were issued.
The unaudited interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.
During the first quarter of 2010, we began presenting certain costs as cost of revenues. Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our LSN and LDN partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). Certain prior period amounts have been reclassified to conform to the current period presentation.
The consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.
Use of estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

2. Purchases of customer-related intangible assets
On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss Partners, LLC (“LaRoss”) whereby we purchased approximately 10,000 website hosting accounts for up to $1,586,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. Depending on certain performance criteria, the maximum purchase price per account is $158.60 or an aggregate $1,586,000 and the minimum purchase price per account is $125.00 or an aggregate $1,250,000, based on 10,000 accounts. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
On April 20, 2010, we entered into an Asset Purchase Agreement with Turner Consulting Group, LLC (“Turner”) whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price was subject to adjustment in our favor if Turner actually transferred fewer than 8,032 web hosting subscribers. After giving effect to these purchase price and subscriber adjustments, the final purchase price has been adjusted to $780,300 and the number of website hosting accounts purchased has been finalized at 7,803. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
On May 28, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we acquired up to 26,000 web hosting subscribers for a cash purchase price of up to $2,210,000. The purchase price was subject to adjustment in our favor if LaRoss actually transferred fewer than 26,000 web hosting subscribers, or in the event some or all of the purchased subscribers are no longer billable once transferred under certain limited circumstances. After giving effect to these purchase price and subscriber adjustments, the final purchase price has been adjusted to $1,890,825 and the number of website hosting accounts purchased has been finalized at 22,245. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
3. Intangible assets
Intangible assets, net, consisted of the following (in thousands):

	June 30, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(years)				(years)
Developed technology	$2,233	$(2,233)	$—	5	$2,233	$(2,159)	$74	5
Customer-related	11,678	(4,770)	6,908	5	7,792	(2,226)	5,566	5
Patents	431	(431)	—	3	431	(366)	65	3
Domain name — indefinite life	701	—	701		701	—	701

	$15,043	$(7,434)	$7,609		$11,157	$(4,751)	$6,406

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

5. Website development costs and computer software developed for internal use
U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over its useful life. Capitalized website costs are included in property and equipment, net.
The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Additional capitalized website development costs	$737	$413	$949	$540
Amortization of capitalized website development costs	$(115)	$(88)	$(229)	$(148)
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
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
		2009		2009
	2010	(As restated)	2010	(As restated)
Numerator:
Net income (loss)	$1,230	$(1,056)	$1,364	$(4,422)

Denominator:
Denominator for historical basic calculation weighted average shares	15,989	14,332	15,301	14,382
Dilutive common stock equivalents:*
Options	1,263	—	1,128	—
Warrants	90	—	69	—

Denominator for historical diluted calculation weighted average shares	17,342	14,332	16,498	14,382

Net income (loss) per share:
Historical basic net income (loss) per share	$0.08	$(0.07)	$0.09	$(0.31)

Historical diluted net income (loss) per share	$0.07	$(0.07)	$0.08	$(0.31)

*	For the three and six months ended June 30, 2009, potentially dilutive securities, which consist of options to purchase 3,693,992 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 3,339,745 shares of common stock at prices ranging from $2.31 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

7. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Furniture and fixtures	$422	$228
Office equipment	143	139
Computer equipment	2,153	2,026
Computer software	4,342	3,023
Leasehold improvements	655	585

	7,715	6,001
Less accumulated depreciation and amortization	(4,235)	(3,731)

Property and equipment, net	$3,480	$2,270

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income	$6	$3	$12	$8
Interest expense	(67)	(2)	(129)	(4)

Interest and other income (expense), net	$(61)	$1	$(117)	$4

8. Credit facilities
On June 25, 2010, our line of credit with Square 1 Bank expired by its terms and we paid off the $3.0 million balance.
On June 28, 2010, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”). The LSA provides us with a revolving credit facility of up to $30 million (the “Revolving Line”). The maturity date of the Revolving Line is June 28, 2013.
The LSA allows us to choose whether borrowings made from the Revolving Line bear interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio is less than one, at least one and not greater than two, or greater than two. The leverage ratio is our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination.
Our ability to borrow under the Revolving Line is subject to various ongoing conditions precedent, described in further detail in the LSA. Some of these conditions are subject to SVB’s judgment in its sole discretion as to specified matters such as whether or not there has been any material impairment in our results of operation or financial condition. The LSA contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of our assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The LSA also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, SVB has certain rights and remedies under the LSA, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.
We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012 and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our future financial results).

We paid a facility fee of $75,000 to SVB on June 28, 2010 pursuant to the LSA. Additionally, there is an annual facility fee of 0.25% of the unused portion of the Revolving Line, calculated as specified in the LSA. In addition, we paid $225,000 in professional fees related to closing the LSA.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the LSA.
On June 29, 2010, we borrowed $3.0 million under the Revolving Line.
9. Operating information
U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. Although we have aligned our operations primarily into three business units, all of our business units meet the criteria for aggregation into one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue by geographic region:
United States	$23,004	$13,725	$41,635	$24,658
Europe	—	1	—	132

Total revenue	$23,004	$13,726	$41,635	$24,790

Revenue by product:
Pay-Per-Click (PPC)	$17,601	$10,753	$32,398	$20,014
Local Promote and Website Hosting (Subscription)	3,954	2,323	6,680	3,616
Banner Advertisement	1,442	634	2,537	1,122
Local Connect (License)	7	16	20	38

Total revenue	$23,004	$13,726	$41,635	$24,790

10. Stock-based compensation
Stock option activity under the equity incentive plans during the six months ended June 30, 2010 was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2009	3,998,790	$4.33
Granted	264,250	7.51
Exercised	(560,428)	3.50
Cancelled	(207,557)	5.50

Outstanding at June 30, 2010	3,495,055	$4.64	$8,936

Exercisable at June 30, 2010	1,640,588	$5.25	$3,624

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2010 and 2009 was $5.71 and $1.51 per option, respectively.
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2010 and 2009 was $2.1 million and $5,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.00 - $2.00	622,473	8.5 years	$1.58	195,222	$1.55
$2.01 - $3.00	123,846	8.3 years	2.30	30,709	2.31
$3.01 - $4.00	657,686	6.3 years	3.66	385,815	3.78
$4.01 - $5.00	1,147,475	7.1 years	4.57	525,025	4.64
$5.01 - $6.00	278,333	8.1 years	5.56	89,579	5.80
$6.01 - $7.00	154,204	7.6 years	6.52	71,452	6.50
$7.01 - $8.00	221,862	5.9 years	7.49	189,610	7.51
$8.01 - $9.00	191,000	8.4 years	8.51	55,000	8.98
$9.01 - $10.00	15,000	4.9 years	9.90	15,000	9.90
$10.01 - $16.59	83,176	3.9 years	15.62	83,176	15.62

	3,495,055	7.3 years	$4.64	1,640,588	$5.25

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.43%	2.42%	2.69%	2.25%
Expected lives (in years)	5.4 years	7.0 years	5.9 years	7.0 years
Expected dividend yield	None	None	None	None
Expected volatility	92.63%	100.00%	94.88%	100.00%
Total stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of revenues	$65	$4	$85	$8
Sales and marketing	161	181	318	360
General and administrative	285	296	585	532
Research and development	149	68	296	135

Total stock-based compensation expense	$660	$549	$1,284	$1,035

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.08	$0.07

11. Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program expired at the end of April 2010 and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. The stock repurchase program did not require us to repurchase any specific dollar value or number of shares. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. During the six months ended June 30, 2010 there were no repurchases of common stock.

12. Warrants
Warrant activity for the six months ended June 30, 2010 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	2,859,595	$6.16
Issued	—	—
Exercised	(1,525,573)	4.65
Expired	—	—

Outstanding at June 30, 2010	1,334,022	$7.88

Exercisable at June 30, 2010	1,334,022	$7.88

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2010:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	129,638	1.7 years	$4.60
$5.00 - $5.99	129,638	1.7 years	5.41
$7.00 - $7.99	537,373	2.6 years	7.89
$9.00 - $9.99	537,373	3.6 years	9.26

	1,334,022	2.8 years	$7.88

13. Fair Value Measurement of Assets and Liabilities
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	June 30,	for Identical	Unobservable
Description	2010	Assets (Level 1)	Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$15,049	$15,049	$—
Restricted cash	35	35	—

Total financial assets	$15,084	$15,084	$—

Liabilities:
Warrant liability	$3,664	$—	$3,664

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

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of June 30, 2010, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.
The fair value of the warrant liability was estimated at June 30, 2010 grant using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$9.26	$7.89
Risk-free interest rate	1.40%	0.81%
Expected lives (in years)	3.6 years	2.6 years
Expected dividend yield	None	None
Expected volatility	91.20%	77.67%
The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2009	$3,727
Change in fair value of warrant liability	(63)

Balance at June 30, 2010	$3,664

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
The impact of the restatement on the quarter ended June 30, 2009 contained in this Form 10-Q is to record a warrant liability of $2.0 million, a reduction of additional paid-in capital of $5.8 million and reduction of accumulated deficit of $3.8 million on the consolidated balance sheet. In addition, we made further adjustments to record losses related to the changes in fair value of the warrant liability on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 of $723,000 or $0.05 per diluted share and $1.2 million or $0.09 per diluted share, respectively. The Consolidated Statements of Cash Flows and Notes to Unaudited Financial Statements have been restated where applicable to reflect the adjustments.
15. Subsequent Events
Simply Static, LLC Asset Purchase
On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane”).
The assets acquired include a technology platform, which can be used to offer the following services:
•	targeting and registration of geo-category based local website domains;

•	small business and geo-category website creation, hosting and management;

•	an ad exchange to manage the selection and deployment of ad inventory across all Octane-controlled domains and websites; and

•	a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.
Under the terms of the Asset Purchase Agreement, dated July 1, 2010 between us and Octane (the “Octane Agreement”) we acquired the assets of Octane for $3.5 million in cash and 200,482 shares of our common stock. The shares of our common stock issued in the transaction were not registered under the Securities Act in reliance on Rule 506 of Regulation D. Octane may receive up to an additional $5.9 million in a combination of cash and stock based on Octane achieving certain milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane Agreement. On July 28, 2010 Octane achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. The cash portion of the transaction was funded from cash from operating activities. Allocation of the purchase price will be determined based on fair market valuation of the assets acquired. We assumed no significant liabilities in connection with the transaction, except for contractual commitments arising from certain contracts we assumed after the closing of the transaction.
The Octane Agreement also contains certain other covenants and agreements. For example, Octane and its founders provided certain non-competition, non-disclosure, non-solicitation, and non-disparagement covenants with respect to the business of Octane in favor of us.
We also agreed with Octane to establish an escrow account in connection with completing the transaction. 66,827 shares of our common stock will be held back in an escrow account (the “Escrow Fund”) to secure our rights to seek indemnification under the Octane Agreement. The Escrow Fund terminates one year from the termination date, except that if no claims have been asserted by us against the Escrow Fund in the first six months following the closing date of the transaction, 25% of the Escrow Fund will be released to Octane.
The transaction was accomplished through arms-length negotiations between our management and Octane’s management and members. Octane’s members approved the transaction by written consent in accordance with Delaware law. There was no material relationship between the equityholders of Octane and us or any of our affiliates, directors, officers or any of their respective associates prior to this transaction.
The initial accounting for the Octane asset purchase is not yet complete. We are currently evaluating the fair value of total consideration transferred, including the contingent consideration related to Octane achieving certain milestones and operating performance criteria. We are also currently analyzing the fair value of each major class of assets acquired and liabilities assumed. These fair value calculations and judgments are complex and not yet completed as of the date of this report.
Stock Repurchase Program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established.

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
Our Network business unit represents third-party local search traffic, and we serve over 800 partner sites via our Local Syndication Network (“LSN”) and Local Distribution Network (“LDN”) products. Our LSN product primarily serves regional media sites such as local newspaper, TV and radio station websites. We develop and host geo-targeted small business directories which are provided to our LSN partners, and this drives SEO traffic to the directories on our partners’ sites, which we monetize with ads. Our LDN partners receive our XML feed, which contains our advertiser feeds, as well our organic search results in some instances, and then display those results in their websites’ “look and feel.” We monetize our LDN and LSN Network partners’ local search traffic by placing a variety of performance and subscription ad products alongside the search results, and we share a portion of the ad revenues generated with those partners.
Our Sales & Ad Services (“SAS”) business unit serves over 70,000 direct small business customers with subscription advertising and web hosting products, as well as partners who supply us with additional advertiser listings. Our direct customers pay a fixed fee each month to receive either a higher listing on our Local.com search results’ pages (web listing) or a website (web hosting). Our partners provide us with various performance ad products including pay per click, pay per call and pay per lead, as well as display ad units that are paid per thousand impressions, which provides us with an effective way to monetize our search traffic. Yahoo! and SuperMedia Inc., are our two largest advertiser partners.
We use our proprietary, patented technologies in providing many of our services. We have a total of five patents issued and an additional nine patents pending in various areas of local and mobile search.

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
At the end of the first quarter of 2010 we entered into an expanded local advertising distribution agreement with SuperMedia Inc., effective April 1, 2010. The expanded agreement is expected to increase the monetization of our search traffic by providing an increased number of advertiser listings from SuperMedia in response to search requests on our Local.com website and our distribution partner network.
On April 20, 2010, we entered into an Asset Purchase Agreement with Turner Consulting Group, LLC (“Turner”) whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price was subject to adjustment in our favor if Turner actually transferred fewer than 8,032 web hosting subscribers. After giving effect to these purchase price and subscriber adjustments, the final purchase price has been adjusted to $780,300 and the number of website hosting accounts purchased has been finalized at 7,803. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
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
On May 28, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we acquired up to 26,000 web hosting subscribers for a cash purchase price of up to $2,210,000. The purchase price was subject to adjustment in our favor if LaRoss actually transferred fewer than 26,000 web hosting subscribers, or in the event some or all of the purchased subscribers are no longer billable once transferred under certain limited circumstances. After giving effect to these purchase price and subscriber adjustments, the final purchase price has been adjusted to $1,890,825 and the number of website hosting accounts purchased has been finalized at 22,245. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
On June 28, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, replacing our line of credit with Square 1 Bank that expired by its terms On June 25, 2010. The Agreement provides us with a revolving credit facility of up to $30 million. The maturity date of the revolving credit facility is June 28, 2013.
On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane”). The assets acquired include a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all Octane-controlled domains and websites; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties. Under the terms of the Asset Purchase Agreement, dated July 1, 2010 between us and Octane, we acquired the assets of Octane for $3.5 million in cash and 200,482 shares of our common stock. Octane may receive up to an additional $5.9 million in a combination of cash and stock based on Octane achieving certain milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane Asset Purchase Agreement.
Outlook for Our Business
Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.
According to a February 2010 study, The Kelsey Group estimates that the local search market in the United States will grow from $4.2 billion in 2010 to $8 billion by 2014. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.

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
Sources of Revenue
We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings; and

•	subscription web hosting services.
Operating Expenses
Cost of Revenues
Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our Network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the six month period ended June 30, 2010, approximately 72% of our overall traffic was purchased from other search engine websites. During the six month ended June 30, 2010, advertising costs to drive consumers to our Local.com website were $15.4 million of which $11.8 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.
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
As of June 30, 2010, two customers represented 52% and 11%, respectively, of our total accounts receivable. These customers have historically paid within the payment period provided for under their respective contracts and management believes these customers will continue to do so.
Stock Based Compensation
Total stock-based compensation expense recognized for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of revenues	$65	$4	$85	$8
Sales and marketing	161	181	318	360
General and administrative	285	296	585	532
Research and development	149	68	296	135

Total stock-based compensation expense	$660	$549	$1,284	$1,035

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.08	$0.07

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
		2009		2009
	2010	(As restated)	2010	(As restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	57.3	56.3	57.6	61.5
Sales and marketing	17.1	21.8	16.9	24.5
General and administrative	9.6	13.6	9.9	16.0
Research and development	5.0	5.4	5.4	6.4
Amortization of intangibles	6.3	5.3	6.4	4.4

Total operating expenses	95.3	102.4	96.3	112.9

Operating income (loss)	4.7	(2.4)	3.7	(12.9)

Interest and other income (expense), net	(0.3)	0.0	(0.3)	0.0
Change in fair value of warrant liability	1.5	(5.3)	0.2	(5.0)

Income (loss) before income taxes	5.9	(7.7)	3.6	(17.8)

Provision for income taxes	0.5	—	0.3	0.0

Net income (loss)	5.3%	(7.7)%	3.3%	(17.8)%

Three and six months ended June 30, 2010 and 2009
Revenue (dollars in thousands:

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2010	(*)	2009	(*)	change	2010	(*)	2009	(*)	change
Owned and operated	$12,072	52.5%	$9,116	66.4%	32.4%	$22,788	54.7%	$17,331	69.9%	31.5%
Network	6,980	30.3%	2,293	16.7%	204.4%	12,169	29.2%	3,859	15.6%	215.3%
Sales and advertiser services	3,952	17.2%	2,317	16.9%	70.6%	6,678	16.0%	3,600	14.5%	85.5%
Total revenue	$23,004	100.0%	$13,726	100.0%	67.6%	$41,635	100.0%	$24,790	100.0%	68.0%

(*) —	Percent of total revenue
     Owned and operated revenue for the three and six months ended June 30, 2010 increased 32.4% and 31.5%, respectively, compared to the same periods in 2009. The increase in revenue is primarily due to increased traffic on our Local.com website partially offset by lower monetization as our revenue per thousand visitors (RKV) decreased to $230 and $243 for the three and six months ended June 30, 2010 from $285 and $266 for the three and six months ended June 30, 2009, respectively. Although the increased traffic monetized at a lower level, the average cost per visit to acquire the traffic was also lower than the prior year periods. Although the RKV decreased, we saw an increase in both revenue and gross margin for the Owned and Operated business unit.
Network revenue for the three and six months ended June 30, 2010 increased 204.4% and 215.3%, respectively, compared to the same periods in 2009. The increase is primarily due to an increase in LDN revenue. During the third quarter of 2009 we expanded our LDN, which distributes our advertising and content feeds to third-party websites. As of June 30, 2010, we had approximately 850 Network sites from approximately 160 partners.
Sales and advertiser services revenue for the three and six months ended June 30, 2010 increased 70.6% and 85.5%, respectively, compared to the same periods in 2009 as we grew our base of small business subscribers from over 27,000 as of June 30, 2009 to over 70,000 as of June 30, 2010.
Based on the above, total revenue for the three and six months ended June 30, 2010, increased 67.6% and 68.0%, respectively, compared to the same periods in 2009.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2010	2009	2010	2009
Yahoo! Inc.	51.2%	42.9%	50.4%	46.7%
SuperMedia Inc.	18.1%	23.7%	19.2%	21.4%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2010	Revenue	2009	Revenue	Change	2010	Revenue	2009	Revenue	Change
Cost of revenues	$13,176	57.3%	$7,734	56.3%	70.4%	$23,978	57.6%	$15,258	61.5%	57.2%
Sales and marketing	3,945	17.1%	2,996	21.8%	31.7%	7,043	16.9%	6,076	24.5%	15.9%
General and administrative	2,209	9.6%	1,871	13.6%	18.1%	4,123	9.9%	3,978	16.0%	3.6%
Research and development	1,142	5.0%	735	5.4%	55.4%	2,254	5.4%	1,591	6.4%	41.7%
Amortization of intangibles	1,454	6.3%	724	5.3%	100.8%	2,684	6.4%	1,079	4.4%	148.7%

Total operating expenses	$21,926	95.3%	$14,060	102.4%	55.9%	$40,082	96.3%	$27,982	112.9%	43.2%

Cost of revenues
Cost of revenues expenses for the three and six months ended June 30, 2010 increased by 70.4% and 57.2%, respectively, compared to the same periods in 2009. The increase was primarily due to increased revenue share payments related to Network partners, higher traffic acquisition costs associated with driving more consumers to our Local.com website and higher transaction processing costs due to higher revenues related to our subscription-based customer relationships. As percent of revenue, cost of revenues decreased from the prior periods.
Sales and marketing
Sales and marketing expenses for the three and six months ended June 30, 2010 increased 31.7% and 15.9% respectively, compared to the same periods in 2009. The increase was primarily due to higher personnel-related costs related to increased headcount and higher commissions as well as increased third-party sales expenses.
General and administrative
General and administrative expenses for the three and six months ended June 30, 2010 increased by 18.1% and 3.6% respectively, compared to the same periods in 2009. The increase for the three months ended June 30, 2010 is related to higher personnel-related costs related to increased headcount. The increase for the six months ended June 30, 2010 is related to higher personnel-related costs partially offset by a decreased in expenses of $658,000 related to non-recurring charges including acquisition-related charges and a change in an officer recognized in the first quarter of 2009.
Research and development
Research and development expenses for the three and six months ended June 30, 2010 increased by 55.4% and 41.7%, respectively, compared to the same periods in 2009. The increase is mainly due to higher personnel-related costs related to increased headcount and increased consulting fees as we invest in our systems and technology platforms.
The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expense	$1,142	$735	$2,254	$1,591
Capitalized website development costs	$737	$413	$949	$540
Amortization of capitalized website development costs	$(115)	$(88)	$(229)	$(148)

Amortization of intangibles
Amortization of intangibles expense was $1,454,000 and $2,684,000 for the three and six months ended June 30, 2010, respectively, compared to $724,000 and $1,079,000 for the same periods in 2009. The increase is due to new subscriber acquisitions of customer-related intangible assets. These customer-related intangible assets are amortized over the expected life of the assets based on the expected cash flow from the customers.
Interest and other income (expense), net
Interest and other income (expense), net was ($61,000) and ($117,000) for the three and six months ended June 30, 2010, respectively, compared to $1,000 and $4,000 for the same period in 2009. The decrease is due to interest expense and amortization of fees related to our revolving credit facility. We had $3.0 million of borrowings outstanding on our revolving credit facility during the first six months of 2010, and no debt outstanding during the comparable prior-year period. We expect interest and other income (expense) to continue at current levels.
Provision for income taxes
Provision for income taxes was $122,000 and $135,000 for the three and six months ended June 30, 2010, respectively, primarily for alternative minimum taxes. Provision for income taxes was $1,000 for the six months ended June 30, 2009 and represented the minimum amounts required for state income taxes.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$15,049	$10,080

Working capital	$13,639	$4,765

Cash flow highlights (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided (used in) by operating activities	$1,823	$(202)
Net cash used in investing activities	(5,602)	(4,918)
Net cash provided by (used in) financing activities	8,748	(296)
We have historically funded our business primarily from issuances of equity and debt securities. In recent quarters, however, we have generated positive cash flow from operating activities. Cash and cash equivalents were $15.0 million as of June 30, 2010 and $10.1 million as of December 31, 2009. We had working capital of $13.6 million as of June 30, 2010 and $4.8 million as of December 31, 2009. Additionally, pursuant to the Loan and Security Agreement with Silicon Valley Bank that we entered into on June 28, 2010, as further discussed below, we have established a revolving credit facility of up to $30 million, based on certain formulas.
Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2010. Net income adjusted for non-cash charges provided cash of $5.9 million. Changes in operating assets and liabilities used cash of $4.0 million.
Net cash used by operations was $202,000 for the six months ended June 30, 2009. Net loss adjusted for non-cash charges used cash of $588,000. Changes in operating assets and liabilities provided cash of $386,000.
There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the six months ended June 30, 2010 the terms of our accounts receivable and accounts payable remained unchanged, although a significant customer changed from prepaid status to “net 30 days” payment terms as of April 1, 2010.

The table below substantiates the change in net cash provided by (used in) operating activities for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
		2009
	2010	(As restated)	Change
Net income (loss)	$1,364	$(4,422)	$5,786
Non-cash (1)	4,495	3,834	661

Subtotal	5,859	(588)	6,447
AR, AP and Other	(4,036)	386	(4,422)

Net cash provided by operations	$1,823	$(202)	$2,025

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock-based compensation and provision for doubtful accounts.
Net cash used in investing activities was $5.6 million for the six months ended June 30, 2010 and consisted of $1.7 million for capital expenditures and $3.9 million related to purchases of customer-related intangible assets. Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2010 primarily from the proceeds from the exercise of warrants and stock options. At the end of June 2010, we used $3.0 million of cash to pay off the expiring Square 1 Bank credit facility and borrowed $3.0 million of cash from the new Silicon Valley Bank credit facility.
Net cash used in investing activities was $4.9 million for the six months ended June 30, 2009 and consisted primarily of capital expenditures of $616,000 and purchases of customer-related intangible assets totaling $4.3 million. Net cash used in financing activities was $296,000 for the six months ended June 30, 2009 primarily for the repurchase of common stock.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Credit facility
On June 25, 2010, our line of credit with Square 1 Bank expired by its terms.
On June 28, 2010, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”). The LSA provides us with a revolving credit facility of up to $30 million (the “Revolving Line”). The maturity date of the Revolving Line is June 28, 2013.
The LSA allows us to choose whether borrowings made from the Revolving Line bear interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio is less than one, at least one and not greater than two, or greater than two. The leverage ratio is our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination.
Our ability to borrow under the Revolving Line is subject to various ongoing conditions precedent, described in further detail in the LSA. Some of these conditions are subject to SVB’s judgment in its sole discretion as to specified matters such as whether or not there has been any material impairment in our results of operation or financial condition. The LSA contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of our assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The LSA also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, SVB has certain rights and remedies under the LSA, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.
We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012 and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our financial results).

We paid a facility fee of $75,000 to SVB on June 28, 2010 pursuant to the LSA. Additionally, there is an annual facility fee of 0.25% of the unused portion of the Revolving Line, calculated as specified in the LSA. In addition, we paid $225,000 in professional fees related to closing the LSA.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the LSA.
On June 29, 2010, we borrowed $3.0 million under the Revolving Line.
We are exposed to the risk of fluctuation in interest rates on our revolving line of credit. We do not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. The amount outstanding under the revolving line of credit is $3.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $30,000 per annum.
Shelf Registration Statement
At June 30, 2010, we had an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which we registered 8,000,000 shares of our common stock. The shelf registration statement is set to expire in January 2011. We may periodically offer all or a portion of the shares of common stock registered on the shelf registration statement at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to us, is subject to market conditions and other factors, such as contractual commitments in our Loan and Security Agreement with Silicon Valley Bank and certain of our previously issued warrants in certain instances.
Stock repurchase program
On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program expired at the end of April 2010 and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. The stock repurchase program did not require us to repurchase any specific dollar value or number of shares. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $336,000. During the six months ended June 30, 2010 there were no repurchases of common stock.
Subsequent events
Simply Static, LLC Asset Purchase
On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane”).
The assets acquired include a technology platform, which can be used to offer the following services:
•	targeting and registration of geo-category based local website domains;

•	small business and geo-category website creation, hosting and management;

•	an ad exchange to manage the selection and deployment of ad inventory across all Octane-controlled domains and websites; and

•	a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.
Under the terms of the Asset Purchase Agreement, dated July 1, 2010 between us and Octane (the “Octane Agreement”) we acquired the assets of Octane for $3.5 million in cash and 200,482 shares of our common stock. The shares of our common stock issued in the transaction were not registered under the Securities Act in reliance on Rule 506 of Regulation D. Octane may receive up to an additional $5.9 million in a combination of cash and stock based on Octane achieving certain milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane Agreement. On July 28, 2010 Octane achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. The cash portion of the transaction was funded from cash from operating activities. Allocation of the purchase price will be determined based on fair market valuation of the assets acquired. We assumed no significant liabilities in connection with the transaction, except for contractual commitments arising from certain contracts we assumed after the closing of the transaction.
The Octane Agreement also contains certain other covenants and agreements. For example, Octane and its founders provided certain non-competition, non-disclosure, non-solicitation, and non-disparagement covenants with respect to the business of Octane in favor of us.
We also agreed with Octane to establish an escrow account in connection with completing the transaction. 66,827 shares of our common stock will be held back in an escrow account (the “Escrow Fund”) to secure our rights to seek indemnification under the Octane Agreement. The Escrow Fund terminates one year from the termination date, except that if no claims have been asserted by us against the Escrow Fund in the first six months following the closing date of the transaction, 25% of the Escrow Fund will be released to Octane.
The transaction was accomplished through arms-length negotiations between our management and Octane’s management and members. Octane’s members approved the transaction by written consent in accordance with Delaware law. There was no material relationship between the equityholders of Octane and us or any of our affiliates, directors, officers or any of their respective associates prior to this transaction.
Stock Repurchase Program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions. As a result of this material weakness, on February 1, 2010 we restated our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. These restatements had no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009.
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
As a result of the material weakness identified with respect to our reporting of complex and non-routine transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
GEOTAG Litigation
On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. We are investigating the merits of the claims and intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.
Other Litigation
Other than the GeoTag litigation, we are not currently a party to any material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.
Item 1A. Risk Factors
Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:
A patent infringement lawsuit has been filed against the company.
On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. If it is determined that we have infringed the ‘474 patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amended and Restated Bylaws of the Registrant

3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.

10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.

10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.

10.4 (9)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.

10.5 (10)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.

10.6 (11)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.7 (11)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.8 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.

10.9 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.

10.10 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.

10.11 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.

10.12 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.

10.13 (12)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.

10.14 (13)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.

10.15 (14)	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.

10.16 (15)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION

August 10, 2010	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

August 10, 2010	/s/ Brenda Agius
Date	Brenda Agius
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amended and Restated Bylaws of the Registrant

3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.

10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.

10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.

10.4 (9)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.

10.5 (10)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.

10.6 (11)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.7 (11)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.8 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.

10.9 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.

10.10 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.

10.11 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.

10.12 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.

10.13 (12)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.

10.14 (13)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.

10.15 (14)	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.

10.16 (15)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.