Form 10-Q
period 2010-09-30
LOCAL.COM
filed 2010-11-12
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34197

LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0849123 (I.R.S. Employer Identification Number)
7555 Irvine Center Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010 there were 16,573,530 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,887	$10,080
Restricted cash	—	35
Accounts receivable, net of allowances of $371 and $205, respectively	17,260	8,792
Prepaid expenses and other current assets	576	439

Total current assets	29,723	19,346

Property and equipment, net	6,417	2,270
Goodwill	17,339	13,231
Intangible assets, net	10,258	6,406
Deposits	52	—

Total assets	$63,789	$41,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,829	$8,891
Accrued compensation	1,916	1,112
Deferred rent	595	69
Warrant liability	1,834	3,727
Acquisition consideration payable	2,781	—
Other accrued liabilities	899	876
Revolving line of credit	7,000	3,000
Deferred revenue	606	633

Total liabilities, all current	24,460	18,308

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 16,572 and 14,523, respectively	—	—
Additional paid-in capital	93,239	81,968
Accumulated deficit	(53,910)	(59,023)

Stockholders’ equity	39,329	22,945

Total liabilities and stockholders’ equity	$63,789	$41,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		2009		2009
	2010	(As restated)	2010	(As restated)

Revenue	$22,457	$15,128	$64,092	$39,918

Operating Expenses:
Cost of revenues	10,705	8,858	34,683	24,116
Sales and marketing	4,031	3,080	11,074	9,156
General and administrative	2,663	1,698	6,786	5,676
Research and development	1,499	964	3,753	2,555
Amortization of intangibles	1,561	722	4,245	1,801

Total operating expenses	20,459	15,322	60,541	43,304

Operating income (loss)	1,998	(194)	3,551	(3,386)

Interest and other income (expense), net	(79)	(18)	(196)	(14)
Change in fair value of warrant liability	1,830	(1,175)	1,893	(2,408)

Income (loss) before income taxes	3,749	(1,387)	5,248	(5,808)

Provision for income taxes	—	—	135	1

Net income (loss)	$3,749	$(1,387)	$5,113	$(5,809)

Per share data:

Basic net income (loss) per share	$0.23	$(0.10)	$0.32	$(0.40)

Diluted net income (loss) per share	$0.22	$(0.10)	$0.31	$(0.40)

Basic weighted average shares outstanding	16,662	14,333	15,760	14,365
Diluted weighted average shares outstanding	17,202	14,333	16,715	14,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended Sept 30,
		2009
	2010	(As restated)
Cash flows from operating activities:
Net income (loss)	$5,113	$(5,809)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,081	2,265
Provision for doubtful accounts	205	175
Stock-based compensation expense	1,990	1,672
Change in fair value of warrant liability	(1,893)	2,408
Changes in operating assets and liabilities:
Accounts receivable	(8,673)	(3,722)
Prepaid expenses and other	(137)	(18)
Other non-current assets	(52)	—
Accounts payable and accrued liabilities	1,257	3,670
Deferred revenue	(27)	28

Net cash provided by operating activities	2,864	669

Cash flows from investing activities:
Capital expenditures	(4,983)	(1,267)
Decrease in restricted cash	35	31
Acquisition, net of cash acquired	(3,825)	—
Purchases of intangible assets	(3,887)	(4,252)

Net cash used in investing activities	(12,660)	(5,488)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	6,974	—
Exercise of options	1,878	167
Repurchases of common stock	(1,221)	(336)
Payment of expiring revolving credit facility	(3,000)	—
Proceeds from new revolving credit facility	7,000	—
Payment of financing related costs	(28)	(1)

Net cash provided by (used in) financing activities	11,603	(170)

Net increase (decrease) in cash and cash equivalents	1,807	(4,989)
Cash and cash equivalents, beginning of year	10,080	12,142

Cash and cash equivalents, end of year	$11,887	$7,153

Supplemental cash flow information:
Interest paid	$381	$24

Income taxes paid	$206	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
Local.com Corporation, a Delaware corporation, is a provider of local search services on the Internet. A local search is a search request from a consumer that contains a location modifier (for example, flowers in Irvine, CA). We provide proprietary search results using our patented technologies, and monetize those search results by placing ads on the search results page. A percentage of our visitors interact with those ads, thereby generating ad revenue. We are principally organized into three business units to serve three distinct sets of customers. Our Owned & Operated (“O&O”) business unit represents our proprietary local search traffic, and we serve consumers primarily via our flagship web property, Local.com, and via our proprietary network of over 20,000 local websites. Our Network business unit represents third-party local search traffic, and we serve over 1,000 partner sites via our Local Syndication Network (“LSN”) and Local Distribution Network (“LDN”) products. We also host and manage over 60,000 local websites owned by third-parties via our Local Website Network (“LWN”). Our Sales & Ad Services (“SAS”) business unit serves over 60,000 small business customers directly as well as advertisers from key partners using a variety of display, performance and subscription ad products.
Principles of consolidation and basis of presentation
Our financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated. In April 2010, Local.com PG Acquisition Corporation merged with and into Local.com Corporation and the separate corporate entity of Local.com PG Acquisition Corporation ceased to exist. We have evaluated all subsequent events through the date the condensed consolidated financial statements were issued.
The unaudited interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.
During the first quarter of 2010, we began presenting certain costs as cost of revenues. Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our LSN, LDN and LWN partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). Certain prior period amounts have been reclassified to conform to the current period presentation.
The consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.
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
We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and LSN, LDN and LWN partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.
During the quarter we entered into a multiple-deliverable arrangement for the sale of domains and for providing services relating to such domains. We evaluated the agreement in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions will only be effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple deliverable arrangement entered into consisted of various units of accounting such as domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed. The agreement did not include any cancellation, termination or refund provisions that we consider probable.
Intangible Assets
Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to five years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. This results in accelerated amortization of the small business subscriber relationships intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.
2. Purchases of customer-related intangible assets
On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss Partners, LLC (“LaRoss”) whereby we purchased approximately 10,000 website hosting accounts for up to $1,586,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. All performance criteria per the Asset Purchase Agreement were met, resulting in the maximum purchase price of $158.60 per account or an aggregate $1,586,000, based on 10,000 accounts. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
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
On September 30, 2010, we entered into an Asset Purchase Agreement with Best Click Advertising.com, LLC (“BestClick”) whereby we acquired up to 10,000 web hosting subscribers for a cash purchase price of up to $1,100,000. The Purchase Price is subject to adjustment in our favor if BestClick actually transfers fewer than 10,000 web hosting subscribers, or in the event some or all of the Purchased Subscribers are no longer billable once transferred under certain limited circumstances, as more completely described in the Purchase Agreement. As of September 30, 2010, we recorded $830,500 as the estimated purchase price. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.
3. Acquisition
Simply Static, LLC Asset Purchase
On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane”).
The assets acquired include a technology platform, which can be used to offer the following services:
•	targeting and registration of geo-category based local website domains;

•	small business and geo-category website creation, hosting and management;

•	an ad exchange to manage the selection and deployment of ad inventory across all Octane-controlled domains and websites; and

•	a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.
The total purchase price is summarized as follows (in thousands):

Cash consideration	$3,825
Stock consideration (248,559 shares of common stock)	1,679
Earnout payable	1,950

Total	$7,454

We evaluated the fair value of total consideration transferred, including the contingent consideration related to Octane achieving certain milestones and operating performance criteria. On July 28, 2010 Octane achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. Stock consideration was determined using the closing share price of the Company on the date of acquisition and when earnout milestones were achieved. On September 28, 2010 three additional earnout milestones were achieved totaling $1,950,000 and this amount was included in acquisition consideration payable on the balance sheet as of September 30, 2010. The range of undiscounted amounts we could pay, in the form of cash or common stock, as additional contingent consideration ranges from $0 to $3.3 million. The first of the remaining earnout milestones will be measured on the 12 month anniversary following the acquisition and is based on certain revenue and income targets achieved as of that date. Depending on the operating results for the 12 months following the acquisition the additional contingent consideration could range from $0 to $2.4 million. The second of the remaining earnout milestones will be measured on the 24 month anniversary following the acquisition and will be based on the ability of Octane to have met prior earnout milestones and/or certain revenue and income targets achieved as of that date. Depending on the operating results for the 24 months following the acquisition and the ability of Octane to meet prior earnout milestones, additional contingent consideration could range from $0 to $900,000. We have reviewed the projected revenue and income of Octane for the 24 months following the acquisition and have determined that it is not probable that such revenue and income milestones will be met. We have therefore determined the fair value of such additional contingent consideration to be $0. This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$1,700
Domain names	900
Trademark and tradenames	500
Customer-related intangibles	210
Non-compete agreement	70
Goodwill	4,108
Liabilities assumed	(34)

Total	$7,454

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is four years for the developed technology, trademark and tradenames, and customer-related intangibles and three years for the non-compete agreement. The domain names have an indefinite life. We recognized goodwill of $4.1 million. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to sell Octane products with our direct sales force and our ability to leverage existing advertiser relationships to sell Octane products directly to those advertisers and develop a channel sales strategy with those advertising partners and others. We also consider the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.
The Company incurred approximately $10,000 of legal, accounting and other professional fees related to this acquisition, which were expensed. The operations of Octane are not considered significant in relation to the condensed consolidated financial statements taken as a whole and therefore no pro-forma financial information is presented. The results of operations for Octane are included in the condensed consolidated financial statements from the date of acquisition. It is impracticable to provide the revenue and earnings for Octane from the date of acquisition as the Octane products, services and technology platform are incorporated into the operations and results of our three business units and the combined results of operations related to the acquisition are not tracked in a separate reporting unit.
4. Intangible assets
Intangible assets, net, consisted of the following (in thousands):

	September 30, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(years)				(years)
Developed technology	$3,933	$(2,339)	$1,594	5	$2,233	$(2,159)	$74	5
Customer-related	12,719	(6,189)	6,530	5	7,792	(2,226)	5,566	5
Patents	431	(431)	—	3	431	(366)	65	3
Trademarks and trade name	500	(31)	469	4	—	—	—	—
Non-compete agreements	83	(19)	64	3	13	(13)	—	2
Domain names — indefinite life	1,601	—	1,601		701	—	701

	$19,267	$(9,009)	$10,258		$11,170	$(4,764)	$6,406

5. Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value of the reporting unit to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2009 and determined that the fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

6. Website development costs and computer software developed for internal use
U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over its useful life. Capitalized website costs are included in property and equipment, net.
The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Additional capitalized website development costs	$1,297	$413	$2,246	$540
Amortization of capitalized website development costs	$(141)	$(88)	$(370)	$(148)
7. Net income (loss) per share
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
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
		2009		2009
	2010	(As restated)	2010	(As restated)
Numerator:
Net income (loss)	$3,749	$(1,387)	$5,113	$(5,809)

Denominator:
Denominator for historical basic calculation weighted average shares	16,662	14,333	15,760	14,365
Dilutive common stock equivalents:*
Options	533	—	907	—
Warrants	7	—	48	—

Denominator for historical diluted calculation weighted average shares	17,202	14,333	16,715	14,365

Net income (loss) per share:
Historical basic net income (loss) per share	$0.23	$(0.10)	$0.32	$(0.40)

Historical diluted net income (loss) per share	$0.22	$(0.10)	$0.31	$(0.40)

*	For the three and nine months ended September 30, 2009, potentially dilutive securities, which consist of options to purchase 3,997,927 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 3,339,745 shares of common stock at prices ranging from $2.31 to $25.53 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
8. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Furniture and fixtures	$760	$228
Office equipment	453	139
Computer equipment	2,912	2,026
Computer software	5,399	3,023
Leasehold improvements	1,458	585

	10,982	6,001
Less accumulated depreciation and amortization	(4,565)	(3,731)

Property and equipment, net	$6,417	$2,270

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$2	$2	$14	$10
Interest expense	(81)	(20)	(210)	(24)

Interest and other income (expense), net	$(79)	$(18)	$(196)	$(14)

9. Credit facilities
On June 25, 2010, our line of credit with Square 1 Bank expired by its terms and we paid off the $3.0 million balance.
On June 28, 2010, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”). The LSA provides us with a revolving credit facility of up to $30.0 million (the “Revolving Line”). The maturity date of the Revolving Line is June 28, 2013.
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
We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012 and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our future financial results). As of September 30, 2010 we were in compliance with all such financial covenants.
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
As of September 30, 2010, we have $7.0 million borrowings outstanding under the Revolving Line.

10. Operating information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue by geographic region:
United States	$22,457	$15,128	$64,092	$39,786
Europe	—	—	—	132

Total revenue	$22,457	$15,128	$64,092	$39,918

Revenue by product:
Pay-Per-Click (PPC)	$14,102	$12,230	$46,500	$32,242
Local Promote (Subscription)	1,642	1,823	5,097	5,035
Domain Sales and Services	5,208	198	8,433	602
Banner Advertisement	1,499	864	4,036	1,988
Local Connect (License)	6	13	26	51

Total revenue	$22,457	$15,128	$64,092	$39,918

11. Stock-based compensation
Stock option activity under the equity incentive plans during the nine months ended September 30, 2010 was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2009	3,998,790	$4.33
Granted	427,850	6.78
Exercised	(589,945)	3.47
Cancelled	(260,950)	5.20

Outstanding at September 30, 2010	3,575,745	$4.70	$2,544

Exercisable at September 30, 2010	1,754,821	$5.13	$1,021

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2010 and 2009 was $5.09 and $2.27 per option, respectively.
The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2010 and 2009 was $2.2 million and $130,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.00	609,220	8.3 years	$1.58	227,731	$1.55
$2.01 - $3.00	109,262	8.0 years	2.33	34,176	2.33
$3.01 - $4.00	668,476	6.2 years	3.65	399,406	3.76
$4.01 - $5.00	1,146,462	7.1 years	4.56	588,437	4.61
$5.01 - $6.00	269,683	7.8 years	5.57	89,830	5.80
$6.01 - $7.00	261,604	8.4 years	6.52	71,953	6.51
$7.01 - $8.00	221,862	5.6 years	7.49	190,112	7.51
$8.01 - $9.00	191,000	8.2 years	8.51	55,000	8.98
$9.01 - $10.00	15,000	4.7 years	9.90	15,000	9.90
$10.01 - $16.59	83,176	3.7 years	15.62	83,176	15.62

	3,575,745	7.2 years	$4.70	1,754,821	$5.13

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.66%	3.34%	2.30%	2.68%
Expected lives (in years)	5.4 years	7.0 years	5.7 years	7.0 years
Expected dividend yield	None	None	None	None
Expected volatility	92.63%	100.00%	94.02%	100.00%
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$78	$7	$163	$17
Sales and marketing	243	144	562	502
General and administrative	260	376	845	907
Research and development	125	110	420	246

Total stock-based compensation expense	$706	$637	$1,990	$1,672

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.12	$0.12

12. Stock repurchase program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the three and nine months ended September 30, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share.

13. Warrants
Warrant activity for the nine months ended September 30, 2010 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	2,859,595	$6.16
Issued	—	—
Exercised	(1,525,573)	4.65
Expired	—	—

Outstanding at September 30, 2010	1,334,022	$7.88

Exercisable at September 30, 2010	1,334,022	$7.88

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2010:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	129,638	1.4 years	$4.60
$5.00 - $5.99	129,638	1.4 years	5.41
$7.00 - $7.99	537,373	2.3 years	7.89
$9.00 - $9.99	537,373	3.3 years	9.26

	1,334,022	2.6 years	$7.88

14. Fair Value Measurement of Assets and Liabilities
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	September 30,	for Identical	Unobservable
Description	2010	Assets (Level 1)	Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$11,887	$11,887	$—

Total financial assets	$11,887	$11,887	$—

Liabilities:
Warrant liability	$1,834	$—	$1,834

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

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2010, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.
The fair value of the warrant liability was estimated at September 30, 2010 using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$9.26	$7.89
Risk-free interest rate	0.74%	0.50%
Expected lives (in years)	3.3 years	2.3 years
Expected dividend yield	None	None
Expected volatility	92.50%	81.53%
The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2009	$3,727
Change in fair value of warrant liability	(1,893)

Balance at September 30, 2010	$1,834

Other financial instruments, including accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

15. Restatement
In connection with the preparation of our Form 10-K for the fiscal year ended December 31, 2009, we determined that certain warrants we issued in connection with a 2007 securities offering (the “2007 Warrants”) contain anti-dilution provisions which should have been accounted for in accordance with the amended provisions of ASC 815 Derivatives and Hedging (“ASC 815”) effective January 1, 2009. ASC 815-40-15 concerns the determination of what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the scope exception in ASC 815. Since the 2007 Warrants contain certain anti-dilution rights for the holder, they are not considered indexed to our stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives. Accordingly, beginning January 1, 2009, we should have reclassified the 2007 Warrants as liabilities under the caption “Warrant liability” and recorded them at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Thereafter, changes in the warrant liability from period to period should have been recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” Effective January 1, 2009, we should have recorded a cumulative effect adjustment based on the grant date fair value of the outstanding 2007 Warrants and the change in fair value of the warrant liability from the issuance date through January 1, 2009.
The impact of the restatement on the quarter ended September 30, 2009 contained in this Form 10-Q is to record a warrant liability of $3.2 million, a reduction of additional paid-in capital of $5.8 million and reduction of accumulated deficit of $2.6 million on the consolidated balance sheet. In addition, we made further adjustments to record losses related to the changes in fair value of the warrant liability on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 of $1.2 million or $0.08 per diluted share and $2.4 million or $0.17 per diluted share, respectively. The Consolidated Statements of Cash Flows and Notes to Unaudited Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

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
Our O&O business unit represents our proprietary local search traffic, and we serve consumers primarily via our flagship web property, Local.com, and via our proprietary network of over 20,000 local websites. Traffic reaches Local.com organically (which includes both direct-to-site and search engine optimized (“SEO”) search traffic), as well as through our search engine marketing (“SEM”) campaigns. Traffic reaches our proprietary network organically via SEO. We monetize our local search traffic by placing a variety of display, performance and subscription ad products alongside our search results.
Our Network business unit represents third-party local search traffic, and we serve over 1,000 partner sites via our Local Syndication Network (“LSN”), such as local newspaper, TV and radio station websites, and our Local Distribution Network (“LDN”), local websites that receive our XML feed. We also host and manage over 60,000 local websites owned by third-parties via our Local Website Network (“LWN”). Through our LSN, we develop and host geo-targeted small business directories which are provided to our regional media partners, and this drives SEO traffic to the directories on our partners’ sites, which we monetize with ads. Through our LDN, our XML partners receive an XML feed which contains our advertiser listings as well as our organic search results in some instances, and they display those results in their websites’ “look and feel.” Finally, our LWN consists of over 60,000 third-party domains, as of September 30, 2010, that are hosted and managed on our Octane360 platform. We optimize domain network sites by commissioning unique, targeted category/location-specific content from our Octane experts content marketplace and distributing that content on our domain network. We monetize all our Network partners’ local search traffic by placing a variety of performance and subscription ad products alongside the search results, and we share a portion of the ad revenues generated with those partners.
Our Sales & Ad Services (“SAS”) business unit serves, as of September 30, 2010, over 60,000 direct small business customers with subscription advertising and web hosting products, as well as partners who supply us with additional advertiser listings. Our direct customers pay a fixed fee each month to receive either a higher listing on our Local.com search results’ pages (web listing) or a website (web hosting). Our partners provide us with various performance ad products including pay per click, pay per call and pay per lead, as well as display ad units that are paid per thousand impressions, which provide us with an effective way to monetize our search traffic. Yahoo! and SuperMedia Inc. are our two largest advertiser partners. We recently introduced a new ad product called Exact Match, which is based on the Octane360 platform. We are focusing our future SAS efforts primarily on selling this new product via channel sales partners such as yellow page directory publishers, regional media publishers, search verticals and ad agencies. In the fourth quarter of 2010, we announced that we will suspend acquisitions of LEC-billed subscriber bases in order to concentrate our resources around the Exact Match product suite. As a result, we anticipate revenue from our existing subscribers to decline as the number of subscribers churns out. We do not anticipate that any expected growth in revenue from Exact Match products will fully-offset the decline in revenue from existing subscribers. Any decline in subscriber revenue and related margin could materially adversely affect our business and financial results.
We use our proprietary, patented technologies in providing many of our services. We have a total of six patents issued and an additional ten patents pending in various areas of local and mobile search.
Recent Developments
On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss Partners, LLC (“LaRoss”) whereby we purchased approximately 10,000 website hosting accounts for up to $1,586,000 in cash, subject to reduction in the event any of the subscribers were not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. All performance criteria per the Asset Purchase Agreement were met, resulting in the maximum purchase price of $158.60 per account or an aggregate $1,586,000, based on 10,000 accounts. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized on an accelerated basis over four years based on how we expect the customer relationships to contribute to future cash flows.
On April 20, 2010, we entered into an Asset Purchase Agreement with Turner Consulting Group, LLC (“Turner”) whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price was subject to adjustment in our favor if Turner actually transferred fewer than 8,032 web hosting subscribers. After giving effect to these purchase price and subscriber adjustments, the final purchase price has been adjusted to $780,300 and the number of website hosting accounts purchased has been finalized at 7,803. The purchase price will be amortized on an accelerated basis over four years based on how we expect the customer relationships to contribute to future cash flows.
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
On May 28, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we acquired up to 26,000 web hosting subscribers for a cash purchase price of up to $2,210,000. The purchase price was subject to adjustment in our favor if LaRoss actually transferred fewer than 26,000 web hosting subscribers, or in the event some or all of the purchased subscribers are no longer billable once transferred under certain limited circumstances. After giving effect to these purchase price and subscriber adjustments, the final purchase price has been adjusted to $1,890,825 and the number of website hosting accounts purchased has been finalized at 22,245. The purchase price will be amortized on an accelerated basis over four years based on how we expect the customer relationships to contribute to future cash flows.
On June 28, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, replacing our line of credit with Square 1 Bank that expired by its terms on June 25, 2010. The Agreement provides us with a revolving credit facility of up to $30.0 million. The maturity date of the revolving credit facility is June 28, 2013.
On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane”). The assets acquired include a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all Octane-controlled domains and websites; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties. Under the terms of the Asset Purchase Agreement, dated July 1, 2010 between us and Octane, we acquired the assets of Octane for $3.5 million in cash, 200,482 shares of our common stock and possible future contingent consideration based on the achievement of certain earnout milestones. On July 28, 2010 Octane achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. On September 28, 2010 three additional earnout milestones were achieved totaling $1,950,000 and this amount was included in acquisition consideration payable on the balance sheet as of September 30, 2010. Octane may receive up to an additional $3.3 million in a combination of cash and stock based on Octane achieving certain milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane Asset Purchase Agreement.

On September 30, 2010, we entered into an Asset Purchase Agreement with Best Click Advertising.com, LLC (“BestClick”) whereby we acquired up to 10,000 web hosting subscribers for a cash purchase price of up to $1,100,000. The Purchase Price is subject to adjustment in our favor if BestClick actually transfers fewer than 10,000 web hosting subscribers, or in the event some or all of the Purchased Subscribers are no longer billable once transferred under certain limited circumstances, as more completely described in the Purchase Agreement. As of September 30, 2010, we recorded $830,500 as the estimated purchase price. The purchase price will be amortized on an accelerated basis over four years based on how we expect the customer relationships to contribute to future cash flows.
At the end of the third quarter of 2010 we entered into an expanded local advertising distribution agreement with SuperMedia Inc., effective September 30, 2010. The expanded agreement is expected to increase the monetization of our search traffic by providing an increased number of advertiser listings from SuperMedia in response to search requests on our Local.com website, and on LSN, LDN and LWN partner websites.
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
We believe that local search will be an increasingly significant segment of the online advertising industry. Although search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Our Local.com website and Network are designed to serve this market of consumers and advertisers, which we believe will provide an opportunity for growth from increased local search volumes by consumers, as well as increased competition by advertisers to display their ad listings in front of those consumers.
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
Sources of Revenue
We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.

Operating Expenses
Cost of Revenues
Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our Network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the nine month period ended September 30, 2010, approximately 71% of our overall traffic was purchased from other search engine websites. During the nine month period ended September 30, 2010, advertising costs to drive consumers to our Local.com website were $22.9 million of which $17.0 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.
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
We generate revenue when it is realizable and earned, as evidenced by click-throughs or telephone calls occurring related to an advertiser’s sponsored listings, the display of a banner advertisement or the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at any time. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and LSN, LDN and LWN partner websites. Revenue is recognized when earned based on click-through activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.

During the quarter ended September 30, 2010, we entered into a multiple-deliverable arrangement for the sale of domains and for providing services relating to such domains. We evaluated the agreement in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions will only be effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple deliverable arrangement entered into consisted of various units of accounting such as domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed. The agreement did not include any cancellation, termination or refund provisions that we consider probable.
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
As of September 30, 2010, SuperMedia Inc. and Yahoo! represented 35% and 34%, respectively, of our total accounts receivable. These customers have historically paid within the payment period provided for under their respective contracts and management believes these customers will continue to do so.
Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value of the reporting unit to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2009 and determined that the fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
Stock Based Compensation
Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$78	$7	$163	$17
Sales and marketing	243	144	562	502
General and administrative	260	376	845	907
Research and development	125	110	420	246

Total stock-based compensation expense	$706	$637	$1,990	$1,672

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.12	$0.12

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2009		2009
	2010	(As restated)	2010	(As restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	47.7	58.6	54.1	60.4
Sales and marketing	17.9	20.4	17.3	22.9
General and administrative	11.9	11.2	10.6	14.2
Research and development	6.7	6.4	5.9	6.4
Amortization of intangibles	7.0	4.8	6.6	4.5

Total operating expenses	91.1	101.3	94.5	108.5

Operating income (loss)	8.9	(1.3)	5.5	(8.5)

Interest and other income (expense), net	(0.4)	(0.1)	(0.3)	(0.0)
Change in fair value of warrant liability	8.2	(7.8)	3.0	(6.0)

Income (loss) before income taxes	16.7	(9.2)	8.2	(14.5)

Provision for income taxes	—	—	0.2	0.0

Net income (loss)	16.7%	(9.2)%	8.0%	(14.5)%

Three and nine months ended September 30, 2010 and 2009
Revenue (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2010	(*)	2009	(*)	change	2010	(*)	2009	(*)	change
Owned and operated	$11,576	51.5%	$9,953	65.8%	16.3%	$34,365	53.6%	$27,285	68.4%	25.9%
Network	6,818	30.4%	3,158	20.9%	115.9%	18,987	29.6%	7,017	17.6%	170.6%
Sales and advertiser services	4,063	18.1%	2,017	13.3%	101.4%	10,740	16.8%	5,616	14.1%	91.2%

Total revenue	$22,457	100.0%	$15,128	100.0%	48.4%	$64,092	100.0%	$39,918	100.0%	60.6%

(*) — Percent of total revenue
     Owned and operated revenue for the three and nine months ended September 30, 2010 increased 16.3% and 25.9%, respectively, compared to the same periods in 2009. The increase in revenue is primarily due to increased traffic on our Local.com website partially offset by lower monetization as our revenue per thousand visitors (RKV) decreased to $266 and $253 for the three and nine months ended September 30, 2010 from $270 and $267 for the three and nine months ended September 30, 2009, respectively. Although the increased traffic monetized at a lower level, the average cost per visit to acquire the traffic was also lower than the prior year periods, and we saw an increase in both revenue and gross margin for the Owned and Operated business unit.
Network revenue for the three and nine months ended September 30, 2010 increased 115.9% and 170.6%, respectively, compared to the same periods in 2009. The increase is primarily due to an increase in LDN revenue as well as revenue from domain sales and services from the Octane platform acquired on July 1, 2010. During the third quarter of 2009 we expanded our LDN, which distributes our advertising and content feeds to third-party websites. As of September 30, 2010, we had more than 1,000 LSN and LDN Network sites and more than 60,000 LWN third-party domains under management on the Octane platform.
Sales and advertiser services revenue for the three and nine months ended September 30, 2010 increased 101.4% and 91.2%, respectively, compared to the same periods in 2009 as we grew our base of small business subscribers from over 25,000 as of September 30, 2009 to over 60,000 as of September 30, 2010. The growth in small business subscribers came primarily from the acquisition of subscriber bases.
The growth in small business subscribers are a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2010	(*)	2009	(*)	change	2010	(*)	2009	(*)	change
Revenue from internal and outsourced sales	$1,303	32.1%	$866	42.9%	50.4%	$3,499	32.6%	$2,369	42.2%	47.7%
Revenue from acquired bases	2,760	67.9%	1,151	57.1%	139.8%	7,241	67.4%	3,247	57.8%	123.0%

Total sales and advertiser services revenue	$4,063	100.0%	$2,017	100.0%	101.4%	$10,740	100.0%	$5,616	100.0%	91.2%

(*)	- Percent of sales and advertiser services revenue
Sales and advertiser services revenue from acquired subscriber bases for the three and nine months ended September 30, 2010 increased 139.8% and 123.0%, respectively, compared to the same periods in 2009 due to the acquisition of one additional subscriber base at the end of 2009 and three subscriber bases in 2010. This increase was partially offset by a decrease in revenues from the two subscriber bases acquired in 2009. Sales and advertiser services revenue from internal and outsourced sales efforts for the three and nine months ended September 30, 2010 increased 50.4% and 47.7%, respectively, compared to the same periods in 2009 primarily due to increased revenue from outsourced sales efforts.
In the fourth quarter of 2010, we announced that we will suspend acquisitions of LEC-billed subscriber bases in order to concentrate our resources around the Exact Match product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline. Initially, the expected growth in revenue from Exact Match products is not expected to fully offset the decline in revenue from existing subscribers.
In the fourth quarter of 2010, there have been two events that represented significant changes to our operations, including that (1) we launched our redesigned Local.com website and (2) in connection with the Yahoo! and Bing alliance, there were changes to the Yahoo! search and advertising platform. The impact of both of these events is an uncertainty with respect to how we are able to monetize traffic, as we cannot predict how these changes will impact revenue and results of operations.
Based on the above, total revenue for the three and nine months ended September 30, 2010, increased 48.4% and 60.6%, respectively, compared to the same periods in 2009.
The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2010	2009	2010	2009
Yahoo! Inc.	36.3%	41.7%	45.5%	44.8%
SuperMedia Inc.	30.4%	22.0%	23.1%	21.6%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2010	Revenue	2009	Revenue	Change	2010	Revenue	2009	Revenue	Change
Cost of revenues	$10,705	47.7%	$8,858	58.6%	20.9%	$34,683	54.1%	$24,116	60.4%	43.8%
Sales and marketing	4,031	17.9%	3,080	20.4%	30.9%	11,074	17.3%	9,156	22.9%	20.9%
General and administrative	2,663	11.9%	1,698	11.2%	56.8%	6,786	10.6%	5,676	14.2%	19.6%
Research and development	1,499	6.7%	964	6.4%	55.5%	3,753	5.9%	2,555	6.4%	46.9%
Amortization of intangibles	1,561	7.0%	722	4.8%	116.2%	4,245	6.6%	1,801	4.5%	135.7%

Total operating expenses	$20,459	91.1%	$15,322	101.3%	33.5%	$60,541	94.5%	$43,304	108.5%	39.8%

Cost of revenues
Cost of revenues expenses for the three and nine months ended September 30, 2010 increased by 20.9% and 43.8%, respectively, compared to the same periods in 2009. The increase was primarily due to increased revenue share payments related to Network partners and higher traffic acquisition costs associated with driving more consumers to our Local.com website. As a percent of revenue, cost of revenues declined to 47.7% and 54.1% for the three and nine months ended September 30, 2010, respectively, from 58.6% and 60.4% for the comparable prior year periods. The decline in cost of revenues as a percent of revenue was attributable to the high-margin revenue generated during the three months ended September 30, 2010 from products related to the recently acquired Octane platform. While we expect to close additional Octane-related transactions in the fourth quarter of 2010, we do not anticipate that these transactions will contribute to the reduction in cost of revenues as a percent of revenue at the same level as in the third quarter.

Sales and marketing
Sales and marketing expenses for the three and nine months ended September 30, 2010 increased 30.9% and 20.9% respectively, compared to the same periods in 2009. The increase was primarily due to higher personnel-related costs related to increased headcount and higher commissions on higher revenue as well as increased third-party sales expenses related to our outsourced sales efforts.
General and administrative
General and administrative expenses for the three and nine months ended September 30, 2010 increased by 56.8% and 19.6% respectively, compared to the same periods in 2009. The increase is due to higher personnel-related costs related to increased headcount and accrued costs related the separation agreement with our former chief financial officer.
Research and development
Research and development expenses for the three and nine months ended September 30, 2010 increased by 55.5% and 46.9%, respectively, compared to the same periods in 2009. The increase is mainly due to higher personnel-related costs related to increased headcount and increased consulting fees as we invest in our systems and technology platforms.
The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expense	$1,499	$964	$3,753	$2,555
Capitalized website development costs	$1,297	$413	$2,246	$540
Amortization of capitalized website development costs	$(141)	$(88)	$(370)	$(148)
Amortization of intangibles
Amortization of intangibles expense was $1,561,000 and $4,245,000 for the three and nine months ended September 30, 2010, respectively, compared to $722,000 and $1,801,000 for the same periods in 2009. The increase is due to new subscriber acquisitions of customer-related intangible assets. These customer-related intangible assets are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.
Interest and other income (expense), net
Interest and other income (expense), net was ($79,000) and ($196,000) for the three and nine months ended September 30, 2010, respectively, compared to ($18,000) and ($14,000) for the same period in 2009. The change is due to interest expense and amortization of fees related to our revolving credit facility. We had between $3.0 million and $7.0 million of borrowings outstanding on our revolving credit facility during the first nine months of 2010, and no debt outstanding during the comparable prior-year period. We expect interest and other income (expense) to continue at current levels.
Provision for income taxes
Provision for income taxes was $0 and $135,000 for the three and nine months ended September 30, 2010, respectively, primarily for alternative minimum taxes. Provision for income taxes was $0 and $1,000 for the three and nine months ended September 30, 2009, respectively, and represented the minimum amounts required for state income taxes. The California Budget Bill was signed into law on October 19, 2010 suspending utilization of net operating losses in the fiscal years 2010 and 2011. As the enactment date of this law is subsequent to the balance sheet date of this report, the effect of the tax law change has not been recognized in the financial statements. Management estimates that the Company’s tax provision for the first nine-months of the fiscal year 2010 and the estimated annual provision for the fiscal 2010 will increase by approximately $560,000 and $600,000, respectively.

Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$11,887	$10,080

Working capital	$7,097	$4,765

Cash flow highlights (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$2,864	$669
Net cash used in investing activities	(12,660)	(5,488)
Net cash provided by (used in) financing activities	11,603	(170)
We have historically funded our business primarily from issuances of equity and debt securities. In recent quarters, however, we have generated positive cash flow from operating activities. Cash and cash equivalents were $11.9 million as of September 30, 2010 and $10.1 million as of December 31, 2009. We had working capital of $7.1 million as of September 30, 2010 and $4.8 million as of December 31, 2009. Additionally, pursuant to the Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”) that we entered into on June 28, 2010, as further discussed below, we have established a revolving credit facility of up to $30.0 million, based on certain formulas. As of September 30, 2010, we had $7.0 million outstanding under the LSA and $13.0 million available based on the LSA line formula.
Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2010. Net income adjusted for non-cash charges provided cash of $10.5 million. Changes in operating assets and liabilities used cash of $7.6 million.
Net cash provided by operations was $669,000 for the nine months ended September 30, 2009. Net loss adjusted for non-cash charges provided cash of $711,000. Changes in operating assets and liabilities used cash of $42,000.
There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the nine months ended September 30, 2010 the terms of our accounts receivable and accounts payable remained unchanged, except for a significant customer changed from prepaid status to “net 30 days” payment terms as of April 1, 2010. During the three months ended September 30, 2010, we made an additional payment to our largest vendor to bring our outstanding accounts payable balances within the “net 30 days” payment terms.
The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
		2009
	2010	(As restated)	Change
Net income (loss)	$5,113	$(5,809)	$10,922
Non-cash (1)	5,383	6,520	(1,137)

Subtotal	10,496	711	9,785
AR, AP and Other	(7,632)	(42)	(7,590)

Net cash provided by operations	$2,864	$669	$2,195

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $12.7 million for the nine months ended September 30, 2010 and consisted of $5.0 million for capital expenditures, $3.9 million related to purchases of customer-related intangible assets and $3.8 million related to the Octane acquisition. Net cash provided by financing activities was $11.6 million for the nine months ended September 30, 2010 primarily from the $8.9 million proceeds from the exercise of warrants and stock options coupled with $4.0 million net proceeds from our credit facility, partially offset by the repurchase of $1.2 million of the company’s common stock. At the end of June 2010, we used $3.0 million of cash to pay off the expiring Square 1 Bank credit facility and we have borrowed $7.0 million of cash from the new Silicon Valley Bank credit facility as of September 30, 2010.
Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2009 and consisted primarily of capital expenditures of $1.3 million and purchases of customer-related intangible assets totaling $4.3 million. Net cash used in financing activities was $170,000 for the nine months ended September 30, 2009 primarily for the repurchase of common stock of $336,000 partially offset by $167,000 proceeds from the exercise of stock options.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Credit facility
On June 25, 2010, our line of credit with Square 1 Bank expired by its terms and we paid off the $3.0 million balance.
On June 28, 2010, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”). The LSA provides us with a revolving credit facility of up to $30.0 million (the “Revolving Line”). The maturity date of the Revolving Line is June 28, 2013.
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
We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012 and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our financial results). As of September 30, 2010 we were in compliance with all such financial covenants.
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
As of September 30, 2010, we have $7.0 million borrowings outstanding under the Revolving Line.
We are exposed to the risk of fluctuation in interest rates on our revolving line of credit. We do not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. The amount outstanding under the revolving line of credit is $7.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $70,000 per annum.

Shelf Registration Statement
At September 30, 2010, we had an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which we registered 8,000,000 shares of our common stock. The shelf registration statement is set to expire in January 2011. We may periodically offer all or a portion of the shares of common stock registered on the shelf registration statement at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to us, is subject to market conditions and other factors, such as contractual commitments in our Loan and Security Agreement with Silicon Valley Bank and certain of our previously issued warrants in certain instances.
Stock repurchase program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the three and nine months ended September 30, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions. As a result of this material weakness, on February 1, 2010 we restated our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. These restatements had no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the condensed consolidated financial statements for the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009.
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
Our Audit Committee has taken an active role in reviewing and discussing the identified material weakness with our auditors and financial management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by our financial management. We are currently working towards remediation of the material weakness and anticipate full remediation as of December 31, 2010.
As a result of the material weakness identified with respect to our reporting of complex and non-routine transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services. Other than the GEOTAG litigation discussed below, we are not currently a party to any material legal proceedings.
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
If we are not successful in defending against the patent infringement lawsuit filed against us, our operations could be materially adversely affected.
On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. If it is determined that we have infringed the ‘474 patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. In addition, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.
Recent changes to our Local.com website could have a material adverse effect on our financial results.
In the fourth quarter of 2010, we launched our redesigned Local.com website. The impact the re-launch of our Local.com website will have on the ability of the Local.com site to generate revenue and margin comparable to the site’s historical performance is unknown. Any deterioration in the number of visits, click-throughs, page views, searches and other important metrics or any increase in traffic acquisition costs compared to historical results could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed.
Recent changes to the Yahoo! search and advertising platform could have a material and adverse effect on our financial results.
In the fourth quarter of 2010, in connection with the Yahoo! and Bing alliance, there were changes to the Yahoo! search and advertising platform. We derive over 50% of our revenue from the display of advertising from Yahoo! and also acquire traffic from Yahoo!. Any decreases in the breadth or depth of advertising available for display or any increase in our traffic acquisitions costs could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed.
Our announced suspension of LEC-billed subscriber bases is expected to result in a decline in revenue and earnings.
In the fourth quarter of 2010, we announced that we will suspend acquisitions of LEC-billed subscriber bases in order to concentrate our resources around the Exact Match product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline as the number of subscribers churns out. We do not anticipate that any expected growth in revenue from Exact Match products will fully-offset the decline in revenue from existing subscribers. Any decline in subscriber revenue and related margin could materially adversely affect our business and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane”). Under the terms of the Asset Purchase Agreement, dated July 1, 2010 between us and Octane (the “Octane Agreement”) we acquired the assets of Octane for $3.5 million in cash and 200,482 shares of our common stock.
The assets acquired include a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all our Owned & Operated and Network sites, as well as third-party and directly owned domain portfolio properties; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.
We also agreed with Octane to establish an escrow account in connection with completing the transaction. 66,827 shares of the 200,482 shares of our common stock issued pursuant to the Octane Agreement will be held back in an escrow account (the “Escrow Fund”) to secure our rights to seek indemnification under the Octane Agreement. The Escrow Fund terminates one year from the termination date, except that if no claims have been asserted by us against the Escrow Fund in the first six months following the closing date of the transaction, 25% of the Escrow Fund will be released to Octane.
Subsequently on July 28, 2010, Octane received an additional $325,000 in cash and 48,077 shares of our common stock on following the achievement of certain milestones and operating performance criteria. On September 28, 2010, additional milestones and operating performance criteria were achieved totaling $1,950,000 which was paid in cash.
Octane may receive up to an additional $3.3 million in a combination of cash and stock based on Octane achieving certain additional milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane Agreement.
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
Stock repurchase activity during the nine months ended September 30, 2010 was as follows:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of a	Yet be Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Programs
	Purchased (1)	per Share	Program	(in 000s) (1)
January 1 — January 31, 2010	—	$—	—
February 1 — February 28, 2010	—	$—	—
March 1 — March 31, 2010	—	$—	—
April 1 — April 30, 2010	—	$—	—
May 1 — May 31, 2010	—	$—	—
June 1 — June 30, 2010	—	$—	—
July 1 — July 31, 2010	—	$—	—
August 1 — August 31, 2010	270,400	$4.52	270,400	$779
September 1 — September 30, 2010	—	$—	—	$779

Total	270,400	$4.52	270,400

(1)	The shares repurchased in the nine months ended September 30, 2010 were under our stock repurchase program that was approved in August 2010 with an authorized level of $2.0 million. The shares repurchased were retired. This program will expire in April 2011.

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

10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.

10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.

10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.

10.4 (9)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.

10.5 (10)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.

10.6 (11)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.7 (11)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.8 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.

10.9 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.

10.10 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.

10.11 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.

10.12 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.

10.13 (12)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.

10.14 (13)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.

10.15 (14)	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.

10.16 (15)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.

10.17 (16)	Asset Purchase Agreement by and among the Registrant and Simply Static, LLC dated July 1, 2010.

10.18 (17)	Sales and Services Agreement dated July 16, 2010 by and among the Registrant and LaRoss Partners, LLC.

10.19 (18)	Amendment dated August 5, 2010 to Loan and Security Agreement dated June 28, 2010, by and among Registrant and Silicon Valley Bank.

10.20 (19)	Yahoo! Publisher Network Contract dated August 25, 2010 by and among the Registrant and Yahoo! Inc.

10.21 (20)	Amendment Number 1 to Yahoo! Publisher Network Contract dated August 30, 2010 by and among the Registrant and Yahoo! Inc.

10.22 (21)+	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.

10.23 (21)+	Domain Purchase and Development Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.

10.24 (21)	Asset Purchase Agreement dated September 30, 2010 by and between Registrant and Best Click Advertising.com, LLC.

10.25 (22)#	Third Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated October 18, 2010.

Exhibit
Number	Description
10.26 (22)#	Separation and General Release Agreement by and among the Registrant and Brenda Agius dated October 18, 2010.

10.27*#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.

10.28*	Microsoft adCenter Terms and Conditions

10.29*	Yahoo! Advertising Terms and Conditions

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2010.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2010.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2010.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LOCAL.COM CORPORATION

November 12, 2010	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

November 12, 2010	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Interim Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amended and Restated Bylaws of the Registrant

3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

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

10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.

10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.

10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.

10.4 (9)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.

10.5 (10)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.

10.6 (11)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.7 (11)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.

10.8 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.

10.9 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.

10.10 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.

10.11 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.

10.12 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.

10.13 (12)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.

10.14 (13)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.

10.15 (14)	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.

10.16 (15)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.

10.17 (16)	Asset Purchase Agreement by and among the Registrant and Simply Static, LLC dated July 1, 2010.

10.18 (17)	Sales and Services Agreement dated July 16, 2010 by and among the Registrant and LaRoss Partners, LLC.

10.19 (18)	Amendment dated August 5, 2010 to Loan and Security Agreement dated June 28, 2010, by and among Registrant and Silicon Valley Bank.

10.20 (19)	Yahoo! Publisher Network Contract dated August 25, 2010 by and among the Registrant and Yahoo! Inc.

10.21 (20)	Amendment Number 1 to Yahoo! Publisher Network Contract dated August 30, 2010 by and among the Registrant and Yahoo! Inc.

10.22 (21)+	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.

10.23 (21)+	Domain Purchase and Development Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.

10.24 (21)	Asset Purchase Agreement dated September 30, 2010 by and between Registrant and Best Click Advertising.com, LLC.

10.25 (22)#	Third Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated October 18, 2010.

10.26 (22)#	Separation and General Release Agreement by and among the Registrant and Brenda Agius dated October 18, 2010.

10.27*#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.

10.28*	Microsoft adCenter Terms and Conditions

Exhibit
Number	Description
10.29*	Yahoo! Advertising Terms and Conditions

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2010.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2010.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2010.