Form 10-K/A
period 2009-12-31
LOCAL.COM
filed 2011-01-03
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-34197
LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7555 Irvine Center Drive
Irvine, CA 92618
(Address of principal executive offices)(Zip Code)
(949) 784-0800
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
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
As of February 28, 2010, the number of shares of the registrant’s common stock outstanding: 14,620,482
Documents incorporated by reference: Proxy Statement for the 2010 Annual Meeting of Stockholders—Part III Items 10, 11, 12, 13, and 14.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of Local.com Corporation (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Form 10-K”).
On August 25, 2010 and November 8, 2010, we received comment letters from the staff of the SEC relating to the staff’s review of the Form 10-K. The purpose of this Amendment No. 1 is to respond to the comment letters. In this Amendment No. 1 we have included the following:
Item 1. Business: Included the duration of our current patents in accordance with the requirements of Item 101(c)(1)(iv) of Regulation S-K.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities: We changed the introductory paragraph of the market information table to be in line with the information displayed in the table.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: Adjusted our description of our amortization policy to more clearly identify the use of an accelerated amortization model to amortize our customer related intangible assets, disclosing the estimated weighted average percentage amortized each year for all small business subscriber relationships acquired during the year.
Item 9A(T). Controls and Procedures: Under ‘Change in Internal Control over Financial Reporting” we revised the sentence to include a more detailed description of the exception noted.
Item 15. Exhibits and Financial Statement Schedules: The exhibits have been amended to include the employment agreements of Scott Reinke and Michael O. Plonski.
Except as set forth above, the Form 10-K has not been amended, updated or otherwise modified. This Amendment No. 1 includes information contained in the Form 10-K, and we have made no attempt in the Amendment No. 1 to modify or update the disclosures presented in the Form 10-K, except as identified above. The disclosures in this Amendment No. 1 continue to speak as of the date of the Form 10-K, and do not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings. The filing of this Amendment No. 1 shall not be deemed to be an admission that the Form 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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
O&O
Our O&O growth strategy is centered on increasing organic traffic to our sites, which includes type-in and SEO traffic. We believe that adding more content and presenting that content in a useful way to our users will ultimately drive more type-in and SEO traffic over time, both of which are our high margin traffic sources. We plan to add more content to the site by launching verticals that appeal to our core demographic of soccer moms – for example, shopping, education, events and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com site receives, we may be able to reduce our reliance on lower-margin traffic we acquire from third party search engines.
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
Keyword DNA™/Web Indexing Technology
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
We have been issued four patents by the United States Patent and Trademark Office: Methods and Systems for a Dynamic Networked Commerce Architecture which was issued on June 13, 2006 and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office (USPTO) is February 26, 2023; Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols which was issued on April 3, 2007 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 25, 2024; Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searching Based on User Location which was issued on June 12, 2007 the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 3, 2025; and finally, Methods and Systems for Enhanced Directory Assistance Services in a Telecommunications Network, which was issued in September of 2009 and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office (USPTO) is January 3, 2026. We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

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
We have had to restate our financial results for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and as a result, have determined that we had a material weakness in our internal control as of December 31, 2009 over financial reporting and that our disclosure controls and procedures as of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 were not effective. If we are unable to implement adequate controls and procedures we may not be able to accurately report our financial results, which could harm our business and operating results.
On February 1, 2010, we announced that during our year-end review, management determined that warrants we issued in connection with a financing during 2007 contained an anti-dilution feature that should be reclassified and treated as a derivative liability effective January 1, 2009 per the amended provisions regarding the accounting for derivatives and determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception regarding derivative accounting issued by the FASB. On February 1, 2010, management and our Audit Committee determined that our financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 should no longer be relied upon. Accordingly, on that date, we filed amendments to our quarterly reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 to restate our financial statements to include the non-cash charges related to the revaluation of the warrant liability. As described under “Item 9A—Controls and Procedures” in this Annual Report on Form 10-K for the period ended December 31, 2009, our Chief Executive Officer and Chief Financial Officer have determined that as of the end of the quarterly periods ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, our disclosure controls and procedures and our internal control over financial reporting were not effective due to a material weakness in our internal control over financial reporting. We are in the process of implementing controls and procedures to remediate this material weakness.
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
Market information
Our common stock has traded on the Nasdaq Capital Market under the symbol “LOCM” since November 2, 2006, when we changed the ticker symbol of our common stock in connection with our company name change to Local.com Corporation. Prior to that, our common stock was traded under the symbol “INCX.” The following table sets forth the range of high and low per share sales prices as reported on the Nasdaq Capital Market for each period indicated. These prices reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

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
We advertise on large search engine sites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other sites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ending December 31, 2009, approximately 57% of our overall traffic was aquired through search engine marketing campaigns on other search engine websites. During the year ending December 31, 2009, advertising costs to drive consumers to our Local.com website were

$25.9 million of which $17.9 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.
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
Amortization of intangibles
Amortization of intangibles expense was $2.5 million for the year ended December 31, 2009, compared to $1.0 million for the year ended December 31, 2008. Amortization increased in 2009 due to the LaRoss and LiveDeal subscriber acquisitions of customer-related intangible assets. The customer-related intangible assets of $6.8 million purchased in 2009 are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired during the year being approximately 56% in year one, 23% in year two, 11% in year three and 10% in year four.
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
The table below substantiates the change in net cash used in operating activities for the years ended December 31, 2009 and 2008 (in thousands):

	Years ended December 31,
	2009	2008	Change
Net loss	$(6,267)	$(8,562)	$2,295
Non-cash (1)	8,778	4,263	4,515

Subtotal	2,511	(4,299)	6,810
AR, AP and Other	913	35	878

Net cash provided by (used in) operations	$3,424	$(4,264)	$7,688

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances and provision for doubtful accounts.
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
Credit facility
On June 26, 2009, we entered into a Loan and Security Agreement (the “Agreement”) with Square 1 Bank. The Agreement provides us with a revolving credit facility of up to $10 million (the “Facility”). Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $10 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on June 25, 2010. Prior to the expiration of the Facility and subject to meeting certain conditions set forth in the Agreement, we may convert a portion of the Non-Formula Revolving Line, up to $3 million, to a two year term loan. In December 2009, we advanced $3.0 million against the revolving credit facility to fund the December 2009 acquisition of small business customers.
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
Amortization of Intangible Assets
Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to five years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 56% in year one, 23% in year two, 11% in year three and 10% in year four.
Stock Based Compensation
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 10—Stock Plans for additional information.
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
Warrant Liability
As discussed in Note 1—The Company and Summary of Significant Accounting Policies, effective January 1, 2009, we adopted the updated guidance of U.S. GAAP regarding accounting for derivatives, which requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.
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
Recent Accounting Pronouncements
See Note 1—The Company and Summary of Significant Accounting Policies to the consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Contractual Obligations
The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2009 (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$199	$199	$—	$—	$—

(1)	Represents a non-cancelable operating lease agreement for our office that expires in June 2010.
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
Changes in Internal Control over Financial Reporting
Except with respect to the engagement of outside experts, as needed, to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions), there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2 (3)	Amended and Restated Bylaws of the Registrant
3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (6)#	1999 Equity Incentive Plan
10.2 (6)#	2000 Equity Incentive Plan
10.3 (1)#	2004 Equity Incentive Plan, as amended.
10.4 (7)#	2005 Equity Incentive Plan.
10.5 (8) #	2007 Equity Incentive Plan.
10.6 (9)#	2008 Equity Incentive Plan, as amended.
10.7 (10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8 (10)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant
10.9 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 29, 2009.
10.10 (11)#	Employment Agreement by and between the Registrant and Heath Clarke dated July 30, 2009.
10.11 (11)#	Employment Agreement by and between the Registrant and Stanley B. Crair dated July 30, 2009.
10.12 (6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.13 (12)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10.14 (13)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.15 (14)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.16 (14)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.17 (15)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.18 (16)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10.19 (17)	First Amendment to Amended and Restated PFP Advertiser Distribution Agreement dated March 7, 2008 by and among the Registrant and Idearc Media Corp.
10.20 (18)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant
10.21 (19)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant
10.22 (20)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant
10.23 (21)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.24 (22)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.25 (23)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.26 (24)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27 (25)	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.28 (26)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.

Exhibit
Number	Description

10.29*#	Employment Agreement by and between the Registrant and Scott Reinke dated April 30, 2009.
10.30*#	Employment Agreement by and between the Registrant and Michael O. Plonski dated July 27, 2009.
10.31*#	Amended Employment Agreement by and between the Registrant and Michael O. Plonski dated December 3, 2009
14 (27)	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2009.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

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

SIGNATURES
In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3rd day of January, 2011.

LOCAL.COM CORPORATION
By:	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	January 3, 2011

/s/ Kenneth S. Cragun Kenneth S. Cragun	Chief Financial Officer, Principal Accounting Officer and Secretary	January 3, 2011

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	January 3, 2011

/s/ Philip K. Fricke	Director	January 3, 2011
Philip K. Fricke

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	January 3, 2011

/s/ John E. Rehfeld John E. Rehfeld	Director	January 3, 2011

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
/s/ HASKELL & WHITE LLP
Irvine, California
March 16, 2010

LOCAL.COM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,080	$12,142
Restricted cash	35	31
Accounts receivable, net of allowances of $205 and $60, respectively	8,792	5,270
Prepaid expenses and other current assets	439	374

Total current assets	19,346	17,817

Property and equipment, net	2,270	1,073
Goodwill	13,231	13,231
Intangible assets, net	6,406	2,158
Long-term restricted cash	—	35
Deposits	—	12

Total assets	$41,253	$34,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,891	$5,608
Accrued compensation	1,112	545
Deferred rent	69	199
Warrant liability	3,727	—
Other accrued liabilities	876	564
Revolving line of credit	3,000	—
Deferred revenue	633	64

Total liabilities, all current	18,308	6,980

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 14,523 and 14,446 at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	81,968	85,141
Accumulated deficit	(59,023)	(57,795)

Stockholders’ equity	22,945	27,346

Total liabilities and stockholders’ equity	$41,253	$34,326

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenue	$56,282	$38,257	$21,525

Operating Expenses:
Search serving	5,757	5,290	3,862
Sales and marketing	38,340	32,229	20,268
General and administrative	9,219	5,541	4,890
Research and development	3,543	3,071	2,555
Amortization and write-down of intangibles	2,524	999	1,121

Total operating expenses	59,383	47,130	32,696

Operating loss	(3,101)	(8,873)	(11,171)

Interest and other income (expense), net	(27)	312	(7,030)
Change in fair value of warrant liability	(2,981)	—	—

Loss before income taxes	(6,109)	(8,561)	(18,201)

Provision for income taxes	158	1	1

Net loss	$(6,267)	$(8,562)	$(18,202)

Per share data:

Basic net loss per share	$(0.44)	$(0.60)	$(1.58)

Diluted net loss per share	$(0.44)	$(0.60)	$(1.58)

Basic weighted average shares outstanding	14,388	14,313	11,500
Diluted weighted average shares outstanding	14,388	14,313	11,500
The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

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

LOCAL.COM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(6,267)	$(8,562)	$(18,202)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,258	1,812	2,206
Provision for doubtful accounts	175	49	14
Stock-based compensation expense	2,364	2,402	1,748
Non-cash interest expense	—	—	6,803
Change in fair value of warrant liability	2,981	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,635)	(1,724)	(1,391)
Prepaid expenses and other	(53)	(49)	(84)
Accounts payable and accrued liabilities	4,032	1,921	873
Deferred revenue	569	(113)	(68)

Net cash provided by (used in) operating activities	3,424	(4,264)	(8,101)

Cash flows from investing activities:
Capital expenditures	(1,931)	(447)	(531)
Proceeds from sales of marketable securities	—	2,000	—
Decrease in restricted cash	31	30	70
Purchases of intangible assets	(6,834)	—	—
Acquisition, net of cash acquired	—	2	(2,042)

Net cash (used in) provided by investing activities	(8,734)	1,585	(2,503)

Cash flows from financing activities:
Proceeds from issuance of common stock:
From private placement	—	—	12,963
Exercise of warrants	—	188	1,385
Exercise of options	591	397	343
Repurchases of common stock	(337)	—	—
Issuance of senior secured convertible notes	—	—	8,000
Proceeds from revolving credit facility	3,000	—	(63)
Swing sale profit contribution	—	3	5
Payment of financing related costs	(6)	(25)	(1,035)

Net cash provided by financing activities	3,248	563	21,598

Net (decrease) increase in cash and cash equivalents	(2,062)	(2,116)	10,994
Cash and cash equivalents, beginning of year	12,142	14,258	3,264

Cash and cash equivalents, end of year	$10,080	$12,142	$14,258

Supplemental cash flow information:
Interest paid	$75	$—	$279

Income taxes paid	$1	$1	$1

Non-cash investing and financing transactions:
Warrant liability recorded as cumulative effect of change in accounting principle	$746

Insurance financing			$88

Debt discount related to issuance of senior secured convertible notes			$6,221

Conversion of senior secured convertible notes into common stock			$8,000

Warrants issued for financing costs			$458

Common stock issued for asset purchase			$431

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
Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 10—Stock Plans for additional information.
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

Accounting Standards Adopted
In June 2009, the Financial Accounting Standard Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The FASB Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the FASB Accounting Standards Codification did not have a material effect on our financial statements during the year December 31, 2009.
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
Stock option activity under the plans for the years ended December 31, 2007, 2008 and 2009 is as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at December 31, 2006	1,933,363	$5.10
Granted	1,001,054	4.89
Exercised (1)	(90,016)	3.81
Canceled	(140,551)	5.62

Outstanding at December 31, 2007	2,703,850	5.04
Granted	775,404	3.31
Exercised (1)	(186,626)	2.13
Canceled	(221,838)	3.74

Outstanding at December 31, 2008	3,070,790	4.87
Granted	1,487,493	3.10
Exercised (1)	(205,252)	2.82
Canceled	(354,241)	4.68

Outstanding at December 31, 2009	3,998,790	$4.33	7.6	$7,603

Vested and expected to vest at December 31, 2009 (2)	3,567,201	$4.44	7.5	$6,579

Exercisable at December 31, 2009	1,840,847	$5.38	6.0	$2,483

(1)	Our current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
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

13. Subsequent Events
As disclosed in Note 2—Purchases of Customer-related Intangible Assets, on December 30, 2009, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 21,972 website hosting accounts for up to $2.6 million in cash, which amount was subject to reduction in the event any of the subscribers were not successfully transferred to the Company. After giving effect to certain purchase price and subscriber adjustments, subsequent to December 31, 2009, the final purchase price has been adjusted to $2.2 million and the number of website hosting accounts purchased has been finalized at 18,817.
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
SELECTED QUARTERLY FINANCIAL DATA
(in thousands, except per share amounts)
(Unaudited)

	Quarters Ended
		September 30,	June 30,	March 31,
	December 31,	2009	2009	2009	December 31,	September 30,	June 30,	March 31,
	2009	(as amended)	(as amended)	(as amended)	2008	2008	2008	2008
Revenue	$16,364	$15,128	$13,726	$11,064	$9,573	$10,196	$9,646	$8,842
Operating income (loss)	$285	$(194)	$(334)	$(2,858)	$(2,186)	$(1,786)	$(2,009)	$(2,893)
Net loss	$(458)	$(1,387)	$(1,056)	$(3,366)	$(2,165)	$(1,714)	$(1,925)	$(2,759)
Basic net loss per share	$(0.03)	$(0.10)	$(0.07)	$(0.23)	$(0.15)	$(0.12)	$(0.14)	$(0.19)
Diluted net loss per share	$(0.03)	$(0.10)	$(0.07)	$(0.23)	$(0.15)	$(0.12)	$(0.14)	$(0.19)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2 (3)	Amended and Restated Bylaws of the Registrant
3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (6)#	1999 Equity Incentive Plan
10.2 (6)#	2000 Equity Incentive Plan
10.3 (1)#	2004 Equity Incentive Plan, as amended.
10.4 (7)#	2005 Equity Incentive Plan.
10.5 (8) #	2007 Equity Incentive Plan.
10.6 (9)#	2008 Equity Incentive Plan, as amended.
10.7 (10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8 (10)#	Employment Agreement, dated as of February 23, 2009, by and between Brenda Agius and the Registrant
10.9 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 29, 2009.
10.10 (11)#	Employment Agreement by and between the Registrant and Heath Clarke dated July 30, 2009.
10.11 (11)#	Employment Agreement by and between the Registrant and Stanley B. Crair dated July 30, 2009.
10.12 (6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.13 (12)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10.14 (13)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.15 (14)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.16 (15)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.17 (15)	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.18 (16)	Amended and Restated PFP Advertiser Distribution Agreement dated March 1, 2007 by and among the Registrant and Idearc Media Corp.
10.19 (17)	First Amendment to Amended and Restated PFP Advertiser Distribution Agreement dated March 7, 2008 by and among the Registrant and Idearc Media Corp.
10.20 (18)	Asset Purchase and Fulfillment Agreement, dated as of February 18, 2009, by and between LaRoss Partners, Inc. and the Registrant
10.21 (19)	Second Amendment to Amended and Restated PFP Advertiser Distribution Agreement, dated as of February 27, 2009, by and between Idearc Media Corp. and the Registrant
10.22 (20)	Asset Purchase Agreement, dated as of March 9, 2009, by and between LiveDeal, Inc., Telco Billing, Inc., a wholly owned subsidiary of LiveDeal, Inc and the Registrant
10.23 (21)	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.24 (22)	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.25 (23)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.26 (24)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27 (25)	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.28 (26)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or

Exhibit
Number	Description

about October 2005.
10.29*#	Employment Agreement by and between the Registrant and Scott Reinke dated April 30, 2009
10.30*#	Employment Agreement by and between the Registrant and Michael O. Plonski dated July 27, 2009.
10.31*#	Amended Employment Agreement by and between the Registrant and Michael O. Plonski dated December 3, 2009.
14 (27)	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2009.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

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