Form 10-Q/A
period 2010-06-30
LOCAL.COM
filed 2011-01-03
CIK 1259550

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
As of July 31, 2010 there were 16,790,924 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

Page
EXPLANATORY NOTE	2
PART II. OTHER INFORMATION
Item 6. Exhibits	3
Signatures	5
Index to Exhibits	6
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Form 10-Q of Local.com Corporation (the “Company”, “our” or “we”) for the quarter ended June 30, 2010 that was originally filed with the Securities and Exchange Commission on August 10, 2010 is being filed to provide an exhibit of an employment agreement not previously filed. This Amendment does not otherwise modify or update disclosures in the original filing or change our previously reported financial statements and other financial disclosures.

Item 6. Exhibits

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2 (3)	Amended and Restated Bylaws of the Registrant
3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.
10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.
10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.
10.4 (9)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.
10.5 (10)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.
10.6 (11)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.7 (11)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.8 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.9 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.
10.10 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.
10.11 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.
10.12 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.13 (12)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.
10.14 (13)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.
10.15 (14)	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.
10.16 (15)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.
10.17 (16)#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
Date: January 3, 2011	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

Date: January 3, 2011	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2 (3)	Amended and Restated Bylaws of the Registrant
3.3 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (6)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.
10.2 (7)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.
10.3 (8)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.
10.4 (9)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.
10.5 (10)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.
10.6 (11)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.7 (11)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.8 (11)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.9 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.
10.10 (11)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.
10.11 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.
10.12 (11)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.13 (12)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.
10.14 (13)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.
10.15 (14)	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.
10.16 (15)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.
10.17 (16)#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(16)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010.