Form 10-K
period 2010-12-31
LOCAL.COM
filed 2011-03-16
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34197

LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0849123 (I.R.S. Employer Identification No.)

7555 Irvine Center Drive Irvine, CA (Address of principal executive offices)	92618 (Zip Code)

(949) 784-0800
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001	Nasdaq Capital Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $112.7 million based on the last reported sale price of registrant’s common stock on June 30, 2010 as reported by Nasdaq Capital Market.

As of February 28, 2011, the number of shares of the registrant’s common stock outstanding: 21,222,390

Documents incorporated by reference: Proxy Statement for the 2011 Annual Meeting of Stockholders — Part III Items 10, 11, 12, 13 and 14.

LOCAL.COM CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us”, “our” or “the Company” refer to Local.com Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Local.com Overview

We are an internet search advertising company that enables businesses and consumers to find each other and connect, locally. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 45,000 small business customers with a variety of web hosting and local online advertising products.

Our Owned & Operated business unit (“O&O”) manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit (“Network”) operates (i) a leading private label local syndication network of over 1,000 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites. Our Sales & Ad Services business unit (“SAS”) provides over 45,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have created an audience of users that our direct advertisers and advertising partners desire to reach. Sales of advertising on Local.com and our local syndication network accounted for 80% of our total revenues in 2010.

We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010, we also acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company (“Octane360”). The Octane360 assets acquired include a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

In January 2011, we announced the formation of our Social Buying business unit (“Social Buying”) following our acquisition of the iTwango deal-of-the-day technology platform.

O&O

Our O&O business unit represents our proprietary local search traffic. We serve consumers primarily via our flagship web property, Local.com, and via our proprietary network of over 20,000 local websites, most of which were developed using the Octane360 technology platform. Traffic reaches Local.com organically, which includes both direct-to-site and Search Engine Optimized (“SEO”) search traffic, as well as through our Search Engine Marketing (“SEM”) campaigns. Traffic generally reaches our proprietary network organically via SEO. We monetize our local search traffic by placing a variety of display, performance and subscription ad products alongside our search results. In November 2010, we relaunched Local.com to include additional content, including coupons, articles and information about local events. These improvements are intended to increase organic traffic to our website and further improve consumer satisfaction with our offerings.

Network

Our Network business unit represents third-party local search traffic. We serve over 1,000 partner websites, such as local newspaper, TV and radio station websites with a hosted geo-targeted small business directory product. This drives SEO traffic to the directories on our partners’ sites, which we monetize with ads. We also serve hundreds of other search engines with our organic and third-party ad feeds. These partners receive an XML feed which contains our advertiser listings as well as our organic search results in some instances, and they display those results in their websites’ own look and feel. We also, host and manage over 80,000 local websites owned by third-parties via our Octane360 platform. We optimize these websites by commissioning unique, targeted category/location-specific content from our “Octane Experts” content marketplace and distributing that content on our domain network. We monetize all our network partners’ local search traffic by placing a variety of performance and subscription ad products alongside the search results, and we share a portion of the ad revenues generated with those partners.

SAS

Our SAS business unit serves, as of December 31, 2010, over 45,000 direct small business customers with subscription advertising and web hosting products, as well as partners who supply us with additional advertiser listings. Our direct customers pay a fixed fee each month to receive either a higher listing on our Local.com search results’ pages (web listing) or a website (web hosting). Our partners provide us with various performance ad products including pay per click, pay per call and pay per lead, as well as display ad units that are paid per thousand impressions, which provide us with an effective way to monetize our search traffic. Yahoo!, Inc. and SuperMedia Inc. are our two largest advertiser partners. We recently introduced a new ad product, which is based on the Octane360 platform. We are focusing our future SAS efforts primarily on selling this new product via channel sales partners such as yellow page directory publishers, regional media publishers, search verticals and ad agencies. In the fourth quarter of 2010, we announced that we will suspend acquisitions of Local Exchange Carrier (“LEC”) billed subscriber bases in order to concentrate our resources around the Octane360 product suite. As a result, we anticipate revenue from our existing subscribers to decline as the number of subscribers declines, partially offset by the addition of Octane360 product suite customers. Any decline in subscriber revenue and related margin could materially adversely affect our business and financial results. In early February 2011, we announced that we have entered into a definitive agreement to acquire the assets of Rovion, Inc. (“Rovion”), which include a rich media advertising platform that enables the creation, tracking, and distribution of rich media ads. If this acquisition is successfully concluded, the assets will be utilized to enhance the advertising products offered across all business units to include rich media advertising.

Industry Overview

U.S. online advertising is an over $29 billion a year industry. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. According to a September 2010 study The Kelsey Group estimates that the local search market in the United States will grow to approximately $8.6 billion by 2014. Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet user. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like Local.com or our Network partner websites. Additionally, local small and medium-sized businesses that would not normally compete at the national level for advertising opportunities are increasingly engaging in and competing for local advertising opportunities, including local search, to promote their products and services.

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

The Local.com Solution

We believe our search results and local content, delivered on our own websites and our network partner websites, provide the following benefits to local advertisers and consumers:

•	Access to a Large Number of Local Business Listings and Local Content. With over 14 million local businesses indexed using our proprietary technology, we offer users of our own websites and network partner websites a one-stop resource for local businesses in their area, including in some cases photographs, user ratings and reviews, video, product information, coupons and hours of operations, among other things. We believe that our ability to amass this content and deliver relevant, targeted results in response to user search queries ensures that a user has a good experience when using our services. When combined with a large pool of similarly targeted sponsored listings, we believe our advertisers have a better chance of reaching their target audience. Additionally, we believe the combination of user and advertiser satisfaction with our Local search offering is important to the acceptance of our service by our network partners and the success of our Local.com owned and operated websites.

•	Access to a Desirable Demographic of Decision-Makers. Our patented and proprietary technology allows us to consolidate an amalgamated and disparate set of local business listings, information and other data and combine it into a targeted, highly relevant results set that is presented in a useful and compelling manner. We designed the utility of our website to appeal to our target demographic. A majority of users on Local.com are females aged between 25 and 45 with at least one child at home or so-called “soccer moms,” a demographic that is deemed by many to be highly desirable because they generally have responsibility for 89% of bank accounts, 80% of healthcare decisions, and 50% of DIY projects and consumer product purchases.

•	Targeted Advertising. We believe that search advertising delivers a more relevant list of businesses, products and services for our users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer. By providing access to our users via performance, display and subscription ad units, businesses can target consumers at the exact time a consumer has demonstrated an interest in what that business has to offer. As a result of our core demographic, we believe that local and commercial searches performed on Local.com tend to convert into buying customers at a higher rate than many other types of search traffic. As a consequence, there is competition from third-parties to place their advertiser listings on our website, which along with our direct advertisers, drives monetization of our traffic. We believe that our users’ propensity to buy correlates with the value of our traffic, and explains, in part, why Local.com monetizes its search traffic at higher levels than other types of search traffic.

Our Strategy

Our growth strategy is to expand our online reach via partnering, developing or acquiring websites that have search traffic, and monetize that traffic with a broader range of local ad products. We have adopted an integrated growth strategy that addresses the needs of each of our business units, O&O, Network, SAS, and Social Buying, individually, while allowing the growth in one of our business units to be leveraged by our other business units. We have also taken steps to diversify our revenue sources, while maintaining our focus on local offerings through the acquisition of Octane360 and more recently the iTwango deal-of-the-day technology platform acquisition that closed in January 2011. In early February 2011, we also announced that we have entered into a definitive agreement to acquire the assets of Rovion, which includes a self-service rich media advertising platform. Our development and acquisition efforts also represent a point of differentiation from an increasingly crowded field in online advertising. We believe that a diversity of offerings will differentiate us from certain of our competitors that may offer one or two of our services, but not the full suite of our product offerings, which we believe appeals to our customers and partners alike.

O&O

Our O&O growth strategy is centered on increasing organic traffic to our websites, which includes type-in and SEO traffic. In November 2010, we relaunched our flagship, Local.com website, to include additional content, including coupons, articles and information about local events. We believe that adding more content and presenting that content in a useful way to our users will ultimately drive more type-in and SEO traffic over time, both of which are our high margin traffic sources. We plan to add more content to the website by launching verticals that appeal to our core demographic of soccer moms — for example, shopping, education and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com website receives, we may be able to reduce our reliance on lower-margin traffic we acquire from other search engines.

We also expect to add new brands, products and services to our O&O business unit via acquisitions. We expect our acquisition focus to be primarily on websites which serve our target demographic and have material type-in traffic to their own websites, thereby adding to our O&O proprietary traffic base and to the overall value proposition we offer our SAS direct and indirect advertisers. Additionally, we anticipate that much of the content we develop or acquire for our own O&O properties may also be useful to enhance the product and content offerings we make to our network partners. Our Octane360 acquisition has provided us with some of these attributes including: the ability to quickly create websites focused on particular geographies and categories; and to populate those websites with targeted content that we believe will be useful to both our core demographic and our advertisers. Similarly, our acquisition of the iTwango technology platform allows us entry into the rapidly expanding market for deal-of-the-day offerings, which we intend to be a featured offering on our Local.com website.

Network

Our Network growth strategy includes adding new websites, expanding the content and products available to our network partners, growing the user base of our existing products through SEO efforts and content expansion, and improving our overall ad yield per visitor through continued page optimization of our SAS-managed advertising partners. We believe that expanded distribution increases our value in the local search ecosystem, thereby attracting new advertisers. This, in turn, allows us to compete for expanded distribution, creating what we feel is a virtuous cycle, with strategic defensibility originating from our significant base of traffic on our O&O properties. We further believe that over time, any local search network without an accompanying proprietary traffic source will find it increasingly difficult to compete.

As with O&O, we expect that we may acquire content channels and products that would be well suited to deployment throughout our Network. We expect that any acquisitions made primarily for our Network, will also be able to be leveraged by our O&O websites and could result in additional advertising and sponsorship opportunities becoming available through our SAS business unit. The assets acquired in the Octane360 and iTwango transactions, as well as the assets to be acquired in the impending acquisition of Rovion, each provide additional products, services and channels we can market to our network partners, building what we believe is a stronger and more defensible long term relationship with those partners.

SAS

Our SAS business unit is closely linked to the expansion of our O&O and Network business units and, as such, our strategy with respect to SAS is also connected. As our overall traffic increases, we believe we can attract more direct and indirect advertisers and, in turn, use our higher monetization to compete for more distribution. We expect to add incrementally to our direct customer base internal sales efforts. We also expect to be able to offer new and compelling products to our potential customers as we add new content and functionality to our O&O and Network business units. In the fourth quarter of 2010, we announced that we will suspend acquisitions of LEC-billed subscriber bases in order to concentrate our resources around the Octane360 product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline. Initially, the expected growth in revenue from Octane360 products is not expected to fully offset the decline in revenue from existing subscribers. If the proposed acquisition of Rovion is ultimately completed, we expect that the availability of new rich-media offerings will provide additional products that are attractive to our direct advertisers, as well as those of some of our partners. These new Rovion offerings are initially also not expected to fully offset the decline in revenue from existing subscribers.

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our partners. In addition to our Octane360 hosting services, we rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2010, we had 32 employees in product and technical development.

Our research and development expenses were $5.1 million, $3.5 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Competition

The online local paid-search market is intensely competitive. Our competitors include the major search engines, Google, Yahoo!, and Bing, as well as online directories and city guides, such as Yellowpages.com and Dex. We partner with many of our competitors. Non-paid search engines are beginning to offer paid-search services, and we believe that additional companies will enter into the local search advertising market. Also, as we enter new business lines, as we have with the creation of our new Social Buying business unit and the acquisition of the iTwango assets, we will have new competitors to consider in those business lines, including Groupon and Living Social, among many others. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own local search services. We believe that the principal competitive factors in our local paid-search market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of search tools, quality of editorial review and reliability and speed of fulfillment of search results and ad listings across the Internet infrastructure.

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

Major Customers

We have two customers that each represents more than 10% of our total revenue. Our largest advertising partner, Yahoo! Inc., represented 43%, 45% and 54% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Our local advertising partner, SuperMedia Inc., represented 24%, 23% and 18% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Our relationship with Yahoo! Inc. and generally all of our partners are short term in nature. There can be no assurance that our agreements with Yahoo! Inc. and other partners will be renewed upon their expiration. If those agreements are renewed, there can be no assurance that it will be on terms as favorably as those we currently have with such partners. If those agreements are not renewed, there can be no assurance that we will be able to find alternative partners on terms as favorable as those we currently have, if at all. The loss of Yahoo! Inc. and/or SuperMedia, Inc. as a partner and a failure to find a comparable replacement would have a material adverse affect on our operating results. The Company’s agreement with SuperMedia Inc. ends June 30, 2013.

In the fourth quarter of 2010, in connection with Yahoo!’s integration of its advertising service with Microsoft’s Bing, we experienced a material reduction in the Revenue Per Click (“RPC”) that Yahoo! pays for clicks on their advertisements on our websites. The material reduction in RPC from Yahoo! had a material adverse effect on our revenue and earnings results for the fourth quarter of 2010. We have been actively working with Yahoo! to improve RPC and have also been pursuing a number of other strategies, including, but not limited to, optimization of our SEM campaigns as well as optimization and deployment of advertiser feeds from existing and new partners. We have begun to normalize our operations to this shift in RPC from Yahoo! and continue in our efforts to maximize our revenue and earnings opportunities with Yahoo!. These and other strategies are intended to preserve revenue and net income. However, we cannot give assurances that our efforts to improve monetization with Yahoo! or any of the alternative strategies will be successful. If we are unable to improve RPC in the near term, our business and financial results may be materially harmed and our revenue and net income going forward may be lower than experienced in the fourth quarter 2010.

Major Suppliers and Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com, bing.com, ask.com and others, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the year ending December 31, 2010, approximately 68% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2010, advertising costs to drive consumers to our Local.com website were $30.8 million of which $22.5 million was paid to Google, Inc. We are dependent on the advertising we do with other search engines, especially Google, to drive consumers to our Local.com website in order to generate revenue from searches and other actions they may undertake while at Local.com. If we were unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer. While our strategy is to decrease our dependence on advertising with other search engines by growing our organic traffic through repeat usage, better content, and increased search engine optimization efforts, we cannot guarantee that these efforts will be successful or that we will not remain dependent on advertising with other search engines to secure the large majority of consumers who visit Local.com.

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

We own the registered trademarks for “Local.com,” “OCTANE360,” “Keyword DNA,” “Local Promote,” “Local Connect” and “Pay Per Connect,” among others, in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have been issued seven patents by the United States Patent and Trademark Office:

•	Methods and Systems for a Dynamic Networked Commerce Architecture which was issued on June 13, 2006 and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office (USPTO) is February 26, 2023;

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols which was issued on April 3, 2007 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 25, 2024;

•	Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searching Based on User Location which was issued on June 12, 2007 the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 3, 2025;

•	Methods and Systems for Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on September 29, 2009 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 3, 2026;

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on May 11, 2010 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 8, 2023;

•	Methods and Apparatus Providing Local Search Engine, which was issued on October 26, 2010 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 25, 2026;

•	System and Method for Generating a Search Query Using a Category Menu, which was issued on February 15, 2011 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 4, 2023.

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

Government Regulation

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid-search advertising to online gaming websites, the legality of sweepstakes, promotions and gaming websites generally, and the regulation of content in various jurisdictions.

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

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

Employees

As of December 31, 2010 we had 116, all of which were full-time employees. 32 were engaged in research and development, 56 in sales and marketing and 28 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. In particular, we expect our results of operations for the fourth quarter may demonstrate seasonal weakness because a larger portion of online consumer traffic and advertising is typically focused on holiday gift purchases and there is less advertising for locally-focused services during this quarter. Additionally, as other advertisers significantly increase their bid prices to acquire traffic for the holiday season, we generally keep our bid prices consistent throughout the year, resulting in less traffic to our websites from our SEM efforts. Online consumer traffic will also be lower due to increased holidays and vacation time during this quarter. We generally see an increase in revenue during the first quarter, when we expect to benefit from a higher volume of locally-focused traffic and a higher volume of online consumer traffic due to fewer holidays and vacation time; however, we expect first quarter 2011 revenue to decline from fourth quarter 2010 related to lower monetization of our traffic from a major customer.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999, we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation. Our website is located at http://www.local.com. Our investor relations website is located at http://ir.local.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we have electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

Risks Relating to our Business

If we are not successful with our local search initiative, our future financial performance may be affected.

Since August 9, 2005, we have been operating Local.com, a consumer facing destination website specializing in local search and content. Since the third quarter of 2007, we have been operating our local syndication network which provides local search results and local content to our publisher partners. Since the third quarter of 2009, we have been operating a distribution network that provides organic and third party advertising feeds to hundreds of websites. We have and expect to continue to invest significant amounts of time and resources in our Local.com website, local syndication network, our distribution network and other similar initiatives, including our Octane360 platform launched in the third quarter of 2010. We cannot assure you that we will continue to sustain or grow our current revenue from these or other local search initiatives. We also cannot assure you that we will sustain or grow the number of consumers or advertisers that use or advertise on Local.com or other network offerings. If we are unable to sustain or grow the number of consumers using and/or advertisers advertising with Local.com, our local syndication and distribution networks, and our Octane360 platform, our financial performance may be adversely affected.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. We had a net loss of $6.3 million for the year ended December 31, 2009, and $8.6 million for the year ended December 31, 2008. We also had an accumulated deficit of $54.8 million at December 31, 2010, reduced from prior year due to net income for the current year of $4.2 million. We have significantly increased our operating expenses by expanding our operations, including through acquisitions, in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements, which could materially affect our advertising revenue. Recently, Microsoft’s Bing began charging advertisers less for our search traffic, which resulted in less RPC for our search results than Yahoo! had paid prior to the Yahoo!-Bing integration. If we are unable to improve RPC in the near term, these recent changes to the Yahoo! search and advertising platform could have a material and adverse effect on our financial results.

Our advertising partners, such as Yahoo!, may unilaterally change how they value our inventory of available advertising placements for any number of reasons, including changes in their services, changes in pricing, algorithms or advertising relationships. We have little control over such decisions. If our advertising partners pay us less for our advertising inventory, our advertising revenue would be materially adversely affected.

We are actively working with Yahoo! to improve RPC and are also pursuing a number of other strategies, including, but not limited to, optimization of our SEM campaigns as well as optimization and deployment of advertiser feeds from existing and new partners. These and other strategies are intended to preserve revenue and net income. However, we cannot give assurances that our efforts to improve monetization with Yahoo! or any of the alternative strategies will be successful. If we are unable to improve RPC in the near term, our business and financial results may be materially harmed and our revenue and net income going forward may be lower than we reported for the fourth quarter 2010.

Until the drop in RPC, we had derived about half of our revenue from the display of advertising from Yahoo!. If we are unable to increase our RPC under the Yahoo!-Bing advertising platform, then our business revenues and financial condition will be materially adversely affected. In addition, any decreases in the breadth or depth of advertising available for display or any increase in our traffic acquisitions costs could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed.

Recent changes to our Local.com website could have a material adverse effect on our financial results.

In the fourth quarter of 2010, we launched our redesigned Local.com website. The impact of the relaunch of our Local.com website will have on the ability of the Local.com website to generate revenue and margin comparable to the website’s historical performance is uncertain. Any deterioration in the number of visits, click-throughs, page views, searches and other important metrics or any increase in traffic acquisition costs compared to historical results could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed.

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

In the fourth quarter of 2010, we announced that we suspended acquisitions of LEC-billed subscriber bases in order to concentrate our resources around the Octane360 product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline as the number of subscribers churns out. As we shift our efforts to focus on the sale of our Octane360 products, we initially do not anticipate that the revenues from those efforts will fully-offset the decline in revenue from existing subscribers as they churn out as anticipated. Any decline in subscriber revenue and related margin could materially adversely affect our business and financial results.

We have recently acquired assets and businesses and may face risks with integration and performance of these assets and businesses.

As part of our business strategy, in July 2010, we acquired the assets of Octane360, a technology startup providing domain-based local advertising solutions to small businesses, domain portfolio owners, agencies and channel partners. We are continuing to integrate the Octane360 business with our existing business, products and services. There can be no assurance that we will be able to successfully integrate the Octane360 business into our operations or that the sale of Octane360 products and services by us will be successful.

In January 2011, we acquired the assets of iTwango LLC., including a technology platform that enables group-buying of discounted daily deals by consumers from local businesses. We are in the process of developing the iTwango business and have formed a new Social Buying business unit for that purpose. Notwithstanding our efforts, there can be no assurance that we will be able to successfully launch the Social Buying business and integrate it into our operations. Additionally, the daily deals business is highly competitive and we face intense competition from larger, more established companies and we may not be able to compete effectively.

In February 2011, we announced that we had entered into an agreement to acquire the assets of Rovion, a rich media advertising company which sells, creates, delivers and tracks rich media advertising. The completion of the Rovion transaction is subject to the satisfaction of certain customary closing conditions, including the seller of the Rovion assets receiving necessary shareholder and debtholder approval. If the transaction is completed, we will begin the process of integrating the Rovion business with our existing business, products and services. There can be no assurance that we will be able to successfully integrate the Rovion business into our operations or that the sale of Rovion products and services by us will be successful.

We may enter into additional acquisitions, business combinations or strategic alliances in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. In addition, the process of integrating an acquired company, business or technology, which require a substantial commitment of resources and management’s attention, may create unforeseen operating difficulties and expenditures. The acquisition of a company or business is accompanied by a number of risks, including, without limitation:

•	the need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•	the difficulty of assimilating the operations and personnel of the acquired company with and into our operations, which are headquartered in Irvine, California;

•	the failure to retain key personnel at the companies we acquire;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of incorporating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the impairment of relationships with customers of the acquired company or our own customers and partners as a result of any integration of operations;

•	the impairment of relationships with employees of our own business as a result of any integration of new management personnel;

•	inability or difficulty in reconciling potentially conflicting or overlapping contractual rights and duties;

•	the potential unknown liabilities associated with the acquired company, including intellectual property claims made by third parties against the acquired company; and

•	the failure of an acquired company to perform as planned and to negatively impact our overall financial results.

We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Octane360 or iTwango, or that we could encounter in future acquisitions, including Rovion, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

Two of our advertising partners have provided a substantial portion of our revenue; the loss of either of these partners may have a material adverse effect on our operating results.

Our advertising partner, Yahoo! Inc., represented 43% of our total revenue for the year ended December 31, 2010, and our advertising partner, SuperMedia Inc., represented 24% of our total revenue for the year ended December 31, 2010. It is difficult to predict whether Yahoo! and SuperMedia will continue to represent such a significant portion of our revenue in the future. Additionally, our contracts with each of these advertising partners are generally short term in nature, with Yahoo!’s contract expiring in July 2011 and SuperMedia’s contract expiring in June 2013. Upon expiration of these agreements, there can be no assurance that they will be renewed, or, if these agreements are renewed, that we would receive the same or a higher revenue share as we do under the current agreement, or involve the same amount of use of our paid-search services as currently used, or contain the same rights as they currently do, in which case our business and financial results may be harmed. Additionally, there can be no assurance that if we enter into an arrangement with alternative advertising partners the terms would be as favorable as those under the current Yahoo! and SuperMedia agreements. Even if we were to enter into an arrangement with an alternative advertising partners with terms as or more favorable than those under the current agreements with Yahoo! and SuperMedia, such arrangements might generate significantly lower search advertising revenues for us if the alternative advertising partners are not able to generate advertising revenues as successfully as Yahoo! and SuperMedia currently generate.

Two customers account for a significant portion of our accounts receivable, and the failure to collect from these customers would harm our financial condition and results of operations.

While most of our customers pay for our services in advance, some do not. Two of our customers that do not pay in advance, Yahoo! and SuperMedia, have and for the foreseeable future will likely continue to account for a significant portion of our accounts receivable. At December 31, 2010, Yahoo! and SuperMedia represented 55% of our total accounts receivable. Yahoo! and SuperMedia’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on other search engine websites, primarily google.com, but also yahoo.com, MSN/bing.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ending December 31, 2010, approximately 68% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2010, advertising costs to drive consumers to our Local.com website were $30.8 million of which $22.5 million was paid to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

Problems with our computer and communication systems may harm our business.

A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our advertising partners and local syndication and distribution networks. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as maintain adequate customer service levels. We may experience periodic systems interruptions. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

We face intense competition from larger, more established companies, as well as our own advertising partners, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid-search market is intensely competitive. Our primary current competitors include Yahoo! Inc., Microsoft Corporation, Google Inc. and online directories, such as Yellowpages.com. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own internal paid-search services. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

We are dependent on third-party products, services and technologies; changes to existing products, services and technologies or the advent of new products, services and technologies could adversely affect our business.

Our business is dependent upon our ability to use and interact with many third-party products, services and technologies, such as browsers, data and search indices, and privacy software. Any changes made by third parties or consumers to the settings, features or functionality of these third-party products, services and technologies or the development of new products, services and technologies that interfere with or disrupt our products, services and technologies could adversely affect our business. For instance, if a major search index were to alter its algorithms in a manner that resulted in our content not being indexed as often or appearing as high in its search results, our consumers might not be able to reach and use our content, products and services and our business could be adversely affected. Similarly, if more consumers were to switch their browsers to higher security settings to restrict the acceptance of cookies from the websites they visit, our ability to effectively use cookies to track consumer behavior in our business could be impacted and our business could be adversely affected.

We rely on our advertising partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com and our network partners in order to generate revenue when a consumer click-through or other paid event occurs on our advertising partners’ sponsored listings. For the year ended December 31, 2010, 72% of our revenue was derived from our advertising partners. Most of our agreements with our advertising partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition could suffer.

We are dependent on network partners to provide us with local search traffic and access to local advertisers, and if they do not, our business could be harmed.

We have contracts with our network partners to provide us with either local search traffic or access to local advertisers. Our network partners are very important to our revenue and results of operations. Any adverse change in our relationships with key network partners could have a material adverse impact on our revenue and results of operations. In many cases, our agreements with these network partners are short-term and/or subject to many variables which enable us or our network partners to discontinue our relationship or negotiate new terms that are less favorable to us with little or no notice. If we are unable to maintain relationships with our current network partners or develop relationships with prospective network partners on terms that are acceptable to us, our operating results and financial condition could suffer. Any decline in the number and/or quality of our network partners could adversely affect the value of our services.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers, such as advertisers, may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our Local.com website or our network partner websites.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our access to credit and our ability to raise capital.

We have historically relied on private placements of our equity to fund our operations. On January 20, 2011, we completed a underwritten public offering of 4,600,000 shares of our common stock at $4.25 per share, resulting in net proceeds to us of $18.2 million. On June 28, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, replacing our line of credit with Square 1 Bank that expired by its terms on June 25, 2010. The loan agreement provides us with a revolving credit facility of up to $30.0 million. The maturity date of the revolving credit facility is June 28, 2013. As of December 31, 2010, we had $7.0 million in borrowings outstanding under the revolving credit facility and total availability of $23 million. We must meet certain financial covenants during the term of the revolving credit facility, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the revolving credit facility. We are also required to maintain a leverage ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012, and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections or expectations of our future financial results). As of December 31, 2010, we were in compliance with all such financial covenants; however, we cannot assure you that we will remain in compliance with our financial covenants in the future. If we are unable to comply with our financial covenants, the lender may declare an event of default under the loan agreement, in which event all outstanding borrowings would become immediately due and payable. We cannot assure you that we would have sufficient cash on hand to repay such outstanding borrowings if an event of default were declared under the loan agreement. The recent global financial crisis which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all. The failure to raise capital or obtain credit when needed, or on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase, the acquisition of PremierGuide, Inc., the acquisition of Simply Static, LLC (doing business as Octane360), the acquisition of the iTwango technology platform, and the purchase of subscribers from LiveDeal, Inc., LaRoss Partners, Inc., Turner Consulting Group, LLC, and Best Click Advertising.com, LLC, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis as of December 31, 2010, and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

If we are not successful in defending against the patent infringement lawsuit filed against us, our operations could be materially adversely affected.

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. If it is determined that we have infringed the ‘474 Patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. In addition, this litigation could have a material adverse effect on our financial condition and results of operations because of defense costs, diversion of management’s attention and resources and other factors.

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

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our network of websites and partner websites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers. Our potential liability for unlawful activities of our advertisers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

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

We believe we must offer compelling content, products and services in order to attract new consumers and maintain the engagement of our existing consumers. Our ability to acquire, develop and offer new content, products and services, as well as new features, functionality and enhanced performance for our existing content, services and products requires substantial costs and efforts. The consumer reception of any new offerings we may make is unknown and subject to consumer sentiment that is difficult to predict. If we are unable to provide content, products, and services that are sufficiently attractive and relevant to consumers (including subscribers to our monthly subscription listing products), we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement with our Local.com site or our other offerings. Even if we are successful in the development and offering of compelling content, products, features, and services, we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement.

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

If our billing partners lose the ability to bill our monthly subscription customers through LECs on those monthly subscription customers’ telephone bills it would adversely impact our results of operations.

We currently maintain a billing relationship with certain third parties that bill some of our monthly subscription customers for us through each customer’s LEC. These third parties are approved to bill our products and services directly on most of our monthly subscription customers’ local telephone bills through their LEC, commonly referred to as their local telephone company. In fiscal 2010, approximately 87% of our monthly subscription customers were billed via LEC billing and revenue from LEC billing represented 15% of our total revenue in fiscal 2010. The existence of the LECs is the result of federal legislation. As such, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent the ability of our third-party partners to use the LECs to bill our monthly subscription customers. Similarly, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, our third-party billing partners have historically been affected by the LECs’ internal policies. With respect to certain LECs, such policies are becoming more stringent. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills could reduce the rate at which we are able to acquire new monthly subscription customers and increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our financial condition and results of operations.

Our revenue may decline over time due to the involvement of the alternative telephone suppliers in the local telephone markets.

Due to competition in the telephony industry, many business customers are finding alternative telephone suppliers, such as Competitive LECs, cable companies, VOIP offerings, and the like that offer less expensive alternatives to the LECs. When the LECs effectuate a price increase, many business customers look for an alternative telephone supplier. When our monthly subscription customers switch service providers from the LECs to an alternate telephone supplier, our third-party billing partners may be precluded from billing these monthly subscription customers on their monthly telephone bill and we must instead convert them to alternative billing methods such as credit card. This conversion process can be disruptive to our operations and result in lost revenue. We cannot provide any assurances that our efforts will be successful. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills could reduce the rate at which we are able to acquire new monthly subscription customers and increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our financial condition and results of operations.

Our ability to efficiently bill our monthly subscription customers depends upon our third-party billing partners.

We currently depend upon our third-party billing partners to efficiently bill and collect monies through LEC billing. We currently have agreements with two third-party billing partners. Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations.

If our monthly subscription customers file complaints against us or our partners, we could be forced to refund material amounts of monthly subscription revenues and our ability to operate our subscription service could be adversely impacted, which would adversely affect our results of operation.

We have internal and outsourced telesales initiatives that could result in complaints from our monthly subscription customers against us or our third-party partners who dispute that they have agreed to receive and be billed for our monthly subscription services. Monthly subscription customers may also direct their complaints to a state’s attorney general’s office, federal agencies such as the Federal Trade Commission, their LEC and other authorities. If a complaint is directed to an attorney general, a Federal agency, a LEC or other authorities, we may be forced to alter or curtail our sales and billing activity and to refund the monthly subscription fees that have already been collected for services rendered in unknown amounts. If this were to happen, our financial results could be materially impacted.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology and our Local Connect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued seven patents and although we have filed additional patent applications on certain parts of our technology, much of our proprietary information may not be patentable. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We own the trademarks for Local.com, OCTANE360, Pay Per Connect, Local Promote, Local Connect and Keyword DNA, among others, in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

We rely on third-party technology, server and hardware providers, and a failure of service by any of these providers could adversely affect our business and reputation.

We rely upon third-party data center providers to host our main servers and expect to continue to do so. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current co-location providers. We also rely on third-party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

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

Government and legal regulations with respect to the Internet may damage our business.

There are currently few significant laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as the positioning of sponsored listings on search results pages. For example, the Federal Trade Commission, or FTC, has in the past reviewed the way in which search engines disclose paid-search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid-search results are clearly distinguished from non-paid results, that the use of paid- search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid-search listings on search results. In February 2009, the FTC issued a staff report titled “Self-Regulatory Principles for Online Behavioral Advertising.” In December 2009, the FTC issued “Guides Concerning the Use of Endorsements and Testimonials in Advertising.”

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We performed a Section 382 study during the fourth quarter of 2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operation loss that can be carried forward to the future years. Any future ownership change may impact our ability to utilize the net operation loss carryforwards in the future year. At December 31, 2010, the Company had federal and state income tax net operating loss carryforwards of approximately $43.9 million and $41.3 million, respectively. The federal and state net operating loss carryforwards will expire through 2029 and 2021, respectively, unless previously utilized. On September 23, 2008, the State of California suspended the use of net operating loss carryforwards for 2008 and 2009 and on October 19, 2010, suspended the use of net operating loss carryforwards for 2010 and 2011. As a result of this suspension, we will not be able to make use of net operating loss carryforwards for state income tax purposes for the indefinite future. There can be no guarantee that we will ever be able to use these state net operating loss carryforwards in the future.

If we are not successful with developing our third-party sales channels, our future financial performance may be negatively affected.

Our future revenue growth is, in part, dependent upon the development of third-party sales channels to sell certain of our products, including certain of our SAS and Octane360 products. If we are unsuccessful in developing these third-party sales channels or if we are not able to secure these third-party sales channels on acceptable terms, our financial performance may be negatively affected. Additionally, if we or our established third-party sales channels are not able to sell our products at sufficient prices or in sufficient volumes, our financial performance may be negatively impacted. We cannot assure you that we will be successful in developing these third-party sales channels or that any third-party sales channels that are established will be successful in their efforts to sell our products.

Risks Relating to our Common Stock

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

We have never paid dividends on our common stock.

Since our inception, we have not paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock.

Certain warrants contain anti-dilution provisions that would be triggered upon an offering of our common stock and the exercise of options and warrants and other issuances of shares of common stock will likely have a dilutive effect on our stock price.

As of December 31, 2010, there were outstanding options to purchase an aggregate of 4,037,768 shares of our common stock at a weighted average exercise price of $5.02 per share, of which options to purchase approximately 1,964,612 shares were exercisable as of such date. As of December 31, 2010, there were outstanding warrants to purchase 1,334,022 shares of our common stock, at a weighted average exercise price of $7.88 per share.

On January 20, 2011, in connection with the completion of the public offering of 4,600,000 shares of our common stock and in accordance with the anti-dilution provisions contained in each of the warrants to purchase up to 537,373 shares of common stock at an exercise price of $7.89 per share that were issued in a private placement transaction on August 1, 2007 (the “Series A Warrants”) and the warrants to purchase up to 537,373 shares of common stock at an exercise price of $9.26 per share that were issued in the same private placement transaction on August 1, 2007 (the “Series B Warrants”), the exercise price of the Series A Warrants and the Series B Warrants was reduced to $7.02 per share and $8.09 per share, respectively, and we issued an additional 66,207 Series A Warrants at an exercise price of $7.02 per share, which are immediately exercisable (the “New Series A Warrants”), and an additional 77,707 Series B Warrants at an exercise price of $8.09 per share, which are immediately exercisable (the “New Series B Warrants”). The Series A Warrants and the Series B Warrants are exercisable until February 1, 2013 and February 3, 2014, respectively, and the New Series A Warrants and the New Series B Warrants are exercisable until February 1, 2013 and February 3, 2014, respectively.

The exercise of options and warrants, and the conversion of convertible securities, at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, the exercise of options and warrants will cause dilution to our existing shareholders. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or commercial agreements or in connection with other financing efforts.

The issuance of additional shares of our common stock could be dilutive to stockholders if they do not invest in future offerings. Moreover, to the extent that we issue options or warrants to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future and those options, warrants or other securities are exercised, converted or exchanged (or if we issue shares of restricted stock), stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of January 31, 2011, we had outstanding 21,206,033 shares of common stock, of which our directors and executive officers owned 83,412 shares as of January 31, 2011 which are subject to the limitations of Rule 144 under the Securities Act. All of the 21,122,621 remaining outstanding shares are freely tradable.

In general, Rule 144 provides that any non-affiliate of ours, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our filings with the SEC. Because almost all of our outstanding shares are freely tradable and the shares held by our affiliates may be freely sold (subject to the Rule 144 limitations), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

We implemented a Stockholder Rights Plan, dated October 15, 2008, which may also have the effect of deterring or delaying attempts by our stockholders to affect changes in control. Each Right entitles the registered holder to purchase from our company one one-thousandth (1/1000) of a share of Series A Participating Preferred Stock, par value $0.00001, which we refer to as the preferred shares, of our company at a price of $10.00, which we refer to as the purchase price, subject to adjustment. The number of shares constituting the series of preferred shares is 30,000. The Rights are intended to protect our stockholders in the event of an unfair or coercive offer to acquire us and to provide the Board of Directors with adequate time to evaluate unsolicited offers. The Rights may have anti-takeover effects. The Rights will cause substantial dilution to a person or group that acquires 15% or more of the shares of our outstanding common stock without the approval of our Board of Directors. The Rights, however, should not affect any prospective offer or willingness to make an offer at a fair price as determined by our Board. The Rights should not interfere with any merger or other business combination approved by our Board of Directors. However, because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

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

Our executive and administrative offices are located at 7555 Irvine Center Drive, Irvine, CA, where we lease approximately 34,612 square feet of space in a two-story office building. Our current monthly rent is $32,881, subject to annual increases. Our lease for this space ends in July 2015. We also maintain offices for our Octane360 business at 1845 S. Elena Avenue, 4th Floor, Redondo Beach, CA 90277, where we lease approximately 2,000 square feet of space. Our current monthly rent for our Redondo Beach office is $4,738, subject to annual increases. Our lease for this space ends in January 2012.

Item 3.	Legal Proceedings

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

Leite Litigation

On March 9, 2011, a putative class action was filed in the Superior Court for the State of California, County of Orange, against us, DigitalPost Interactive, Inc. (“DGLP”) and the directors of DGLP, Michael Sawtell, Steven Dong, and Brian Goss by Chris Leite, an individual and purported shareholder of DGLP on behalf of himself and others alleged to be similarly situated. The complaint alleges that DGLP and its directors have breached their fiduciary duties to DGLP’s shareholders and that we aided and abetted such breach in connection with the proposed acquisition by us of the assets of Rovion, Inc., the wholly-owned subsidiary of DGLP, pursuant to that certain Asset Purchase Agreement by and between DGLP and the Company dated February 11, 2011 (the “Proposed Transaction”). The claim seeks an injunction preventing us from completing the Proposed Transaction. The claim also seeks to have certified as a class of plaintiffs certain holders of DGLP common stock that are unaffiliated with DGLP directors named in the action. The claim further seeks a court order requiring that all of the directors of DGLP exercise certain fiduciary duties that were alleged by the plaintiff not to have been previously undertaken by such defendants. The claim also seeks a court order requiring DGLP to obtain a fairness opinion with respect to the Proposed Transaction. Additionally, the claim seeks certain disclosures with respect to retention bonuses proposed to be received by certain of the employees, including the directors of DGLP, pursuant to the Proposed Transaction and certain modifications to the escrow provisions of the Asset Purchase Agreement. Finally, the claim seeks an award of fees, expenses and costs to the plaintiff and plaintiff’s counsel. We are investigating the merits of the claims and intend to vigorously defend ourselves.

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

	High	Low

Year ended December 31, 2009:
First quarter	$2.58	$1.25
Second quarter	$4.00	$2.15
Third quarter	$5.44	$3.05
Fourth quarter	$6.57	$4.69
Year ended December 31, 2010:
First quarter	$6.85	$5.31
Second quarter	$8.85	$6.55
Third quarter	$7.55	$3.22
Fourth quarter	$7.25	$3.48

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Local.com Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2005 to 12/31/2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Local.com Corporation under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Local.com Corporation, the NASDAQ Composite Index
and the RDG Internet Composite Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
Local.com Corporation	100.00	73.24	86.98	28.12	105.06	117.36
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
RDG Internet Composite	100.00	114.13	141.53	76.47	132.93	152.77

Holders

On February 28, 2011, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $3.97 per share and the number of stockholders of record of our common stock was 59.

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

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 12 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

Unregistered Securities

We did not make any unregistered sales of our equity securities during fourth quarter of the year ended December 31, 2010. All other issuances of unregistered securities during 2010 have been previously disclosed.

Repurchase of Securities

We did not repurchase any shares of our equity securities during the fourth quarter of the year ended December 31, 2010.

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2010(4)	2009(3)	2008	2007	2006(1)

Revenue	$84,137	$56,282	$38,257	$21,525	$14,213
Operating income (loss)	$3,712	$(3,101)	$(8,873)	$(11,171)	$(13,573)
Net income (loss)	$4,222	$(6,267)	$(8,562)	$(18,202)	$(13,286)
Basic net income (loss) per share	$0.26	$(0.44)	$(0.60)	$(1.58)	$(1.44)
Diluted net income (loss) per share	$0.25	$(0.44)	$(0.60)	$(1.58)	$(1.44)
Basic weighted average shares outstanding	15,966	14,388	14,313	11,500	9,250
Diluted weighted average shares outstanding	16,788	14,388	14,313	11,500	9,250

Consolidated Balance Sheet Data (in thousands):

	Years Ended December 31,
	2010	2009	2008	2007(2)	2006

Cash and cash equivalents	$13,079	$10,080	$12,142	$14,258	$3,264
Marketable securities	$—	$—	$—	$1,999	$1,972
Working capital	$8,171	$4,765	$10,837	$15,002	$3,377
Total assets	$60,944	$41,253	$34,326	$38,114	$24,891
Revolving line of credit	$7,000	$3,000	$—	$—	$—
Stockholders’ equity	$39,393	$22,945	$27,346	$32,942	$20,598

(1)	In January 2006, we adopted the accounting pronouncement regarding share-based payment in conformity with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”). Our operating loss and net loss for the year ended December 31, 2006 was higher by $2.5 million than if we had continued to account for stock-based employee compensation under the recognition and measurement principles the prior U.S. GAAP guidance regarding accounting for stock issued to employees. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.27 higher as a result of the adoption of the pronouncement related to accounting for share-based payment.

(2)	In February 2007, we issued $8.0 million of senior secured convertible notes. During July 2007, the holders converted all of their notes into 1,990,050 shares of our common stock. In August 2007, we completed a private placement in which we sold 2,356,900 shares of our common stock that resulted in net proceeds of $12.1 million.

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

(4)	In September 2010 we chose to early adopt the amended guidance for the recognition of multiple deliverable elements as it relates to the sale of domain names and services. In the third and fourth quarter we had two transactions that were accounted for as multiple deliverable elements resulting in the deferral of revenue relating to these sales for portions of the services not yet provided.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an internet search advertising company that enables businesses and consumers to find each other and connect, locally. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 45,000 small business customers with a variety of web hosting and local online advertising products.

Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,000 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites. Our Sales & Ad Services business unit provides over 45,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have created an audience of users that our direct advertisers and advertising partners desire to reach. Sales of advertising on Local.com and our local syndication network accounted for 80% of our total revenues in 2010.

We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010 we also acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company. The Octane360 assets acquired included a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

In January 2011, we announced the formation of our Social Buying business unit following our acquisition of the iTwango deal-of-the-day technology platform.

2010 Corporate Highlights

During the year we entered into asset purchase agreements with LaRoss Partners, LLC (“LaRoss”), Turner Consulting Group, LLC (“Turner”) and Best Click Advertising.com, LLC (“BestClick”) for the purchase of an aggregate of 49,516 web hosting subscribers for a total of $5,307,645 in cash. In some cases the third party from whom such subscribers were acquired continues to provide ongoing billing services and hosting of the websites. The purchase price will be amortized on an accelerated basis over four years based on how we expect the customer relationships to contribute to future cash flows, as further described elsewhere in this Management’s Discussion and Analysis. In the fourth quarter of 2010, we announced that we will suspend acquisitions of LEC-billed subscriber bases in order to concentrate our resources around our Octane360 product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline and the remaining subscriber base to be significantly reduced in the upcoming year. Initially, the expected growth in revenue from Octane360 products is not expected to fully offset the decline in revenue from existing subscribers.

On April 21, 2010, we entered into an amended lease agreement with The Irvine Company LLC, which amends our lease with The Irvine Company LLC dated March 18, 2005. Pursuant to the amended lease agreement, we lease approximately 34,612 square feet of space in Irvine, California. We took possession of the new premises in August 2010 and concurrently ceased the lease of our previous headquarters, also in Irvine, California. The amended lease agreement provides for a lease term of sixty (60) months from the commencement date with the option to extend for an additional sixty (60) month term at then-current market rates. The aggregate rent for the term of the lease, as amended, is approximately $2.2 million.

On June 28, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, replacing our line of credit with Square 1 Bank that expired by its terms on June 25, 2010. The Loan and Security Agreement provides us with a revolving credit facility of up to $30.0 million, depending on certain financial ratios. The maturity date of the revolving credit facility is June 28, 2013.

On July 1, 2010, we acquired all of the assets of Octane360. The assets acquired include a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties. Under the terms of the Asset Purchase Agreement, dated July 1, 2010 between us and Octane360, we acquired the assets of Octane360 for $3.5 million in cash, 200,482 shares of our common stock and possible future contingent consideration based on the achievement of certain earnout milestones. On July 28, 2010, Octane360 achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. On September 28, 2010, three additional earnout milestones were achieved resulting in an additional cash payment to Octane360 totaling $1,950,000. Octane360 may receive up to an additional $3.3 million in a combination of cash and stock based on Octane360 achieving certain milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane360 Asset Purchase Agreement.

At the end of the third quarter of 2010, we entered into an expanded local advertising distribution agreement with SuperMedia Inc., effective September 30, 2010. The expanded agreement is expected to increase the monetization of our search traffic by providing an increased number of advertiser listings from SuperMedia in response to search requests on our Local.com website, and on network partner websites.

In November 2010, we relaunched our flagship, Local.com website, to include additional content, including coupons, articles and information about local events.

Outlook for Our Business

Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.

According to a September 2010 study, The Kelsey Group estimates that the local search market in the United States will grow from $4.2 billion in 2010 to $8.6 billion by 2014. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.

We believe that local search will be an increasingly significant segment of the online advertising industry. Although search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Our O&O and Network business units are designed to serve this market of consumers and advertisers, which we believe will provide an opportunity for growth from increased local search volumes by consumers, as well as increased competition by advertisers to display their ad listings in front of those consumers.

Local search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share. Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on acceptance of our services, the growth of the paid-search market, our ability to effectively compete with other providers of local search, and paid-search technologies and services.

We have also taken steps to diversify our revenue sources, while maintaining our focus on local offerings, including through the acquisition of Octane360 and more recently the iTwango deal-of-the-day technology platform acquisition that closed in January 2011. In early February 2011, we also announced that we have entered into a definitive agreement to acquire the assets of Rovion, which includes a self-service rich media advertising platform.

As we continue to invest in our core offerings, while pursuing the acquisitions noted above, we have increased our operating expenses, mainly related to traffic acquisition costs to bring users to our Local.com website, the deployment of new features and functionality across business units and the support of our acquired companies. We also intend to continue to increase our sales and marketing expenses to promote our Local.com website.

In the fourth quarter of 2010, in connection with Yahoo!’s integration of its advertising service with Microsoft’s Bing, we experienced a material reduction in the RPC that Yahoo! pays for clicks on their advertisements on our sites. The material reduction in RPC from Yahoo! had a material adverse effect on our revenue and earnings results for the fourth quarter of 2010. We have been actively working with Yahoo! to improve RPC and have also been pursuing a number of other strategies, including, but not limited to, optimization of our SEM campaigns as well as optimization and deployment of advertiser feeds from existing and new partners. We have begun to normalize our operations to this shift in RPC from Yahoo! and continue in our efforts to maximize our revenue and earnings opportunities with Yahoo!. These and other strategies are intended to preserve revenue and net income. However, this lower level of monetization from Yahoo! is expected to continue into 2011. We cannot give assurances that our efforts to improve monetization with Yahoo! or any of the alternative strategies will be successful.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ended December 31, 2010, approximately 68% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2010, advertising costs to drive consumers to our Local.com website were $30.8 million of which $22.5 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009		2008

Revenue	100.0%	100.0%		100.0%

Operating expenses:
Cost of revenues	55.3	60.3		70.2
Sales and marketing	17.1	21.2		28.5
General and administrative	10.3	13.2		13.9
Research and development	6.1	6.3		8.0
Amortization and write-down of intangibles	6.8	4.5		2.6

Total operating expenses	95.6	105.5		123.2

Operating income (loss)	4.4	(5.5)		(23.2)
Interest and other income (expense), net	(0.3)	—		0.8
Change in fair value of warrant liability	1.0	(5.3)		—

Income (loss) before income taxes	5.1	(10.8)		(22.4)
Provision for income taxes	0.1	0.3		—

Net income (loss)	5.0%	(11.1	) %	(22.4	) %

Years ended December 31, 2010 and 2009

Revenue

	Year Ended December 31,				Percent
	2010	(*)	2009	(*)	Change
	(In thousands)		(In thousands)

Owned and operated	$44,379	52.7%	$36,739	65.3%	20.8%
Network	25,143	29.9%	12,059	21.4%	108.5%
Sales and advertiser services	14,615	17.4%	7,484	13.3%	95.3%

Total revenue	$84,137	100.0%	$56,282	100.0%	49.5%

(*)	— Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2010, increased 20.8% compared to the same period in 2009. O & O revenue is affected by fluctuations in traffic at our Local.com website as well as the effectiveness by which we are able to monetize such traffic. A measure of the monetization of the traffic on our flagship Local.com website is revenue per thousand visitors (RKV). RKV decreased to $237 for the year ended December 31, 2010, from $261 for the year ended December 31, 2009. The decrease in monetization was offset by an increase in traffic to the Local.com website in 2010. The increase in traffic at our website is the result of higher cost of revenues to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the decrease in RKV was a result of decreased RPC from Yahoo!, Inc., our largest customer. The decrease in RPC was, in part, due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. The decline in the revenue from Yahoo! occurred during the fourth quarter of 2010. This lower level of monetization from Yahoo! is expected to continue into 2011.

Network revenue for the year ended December 31, 2010, increased $13.1 million, or 108.5%, compared to the same period in 2009. The increase is primarily due to a $10.5 million increase in revenue related to our distribution network and the sale of Octane360 products, including domains and websites, of $3.7 million as part of a new revenue component of Network revenue, partially offset by a $802,000 decrease in revenue related to our local syndication network for the year. During the third quarter of 2009 we launched our distribution network, which distributes our advertising and content feeds to third-party websites. The increase in distribution network revenues is mainly due to the expansion of the distribution network being effective for the entire 2010 year. The decrease in local syndication network revenues is due to lower monetization of traffic on our network of over a 1000 regional media websites. The decrease in RPC due to the Yahoo/Bing alliance resulted in a decrease in revenue for us and our network partners which could in turn result in the loss of network partners in the future.

Sales and advertiser services revenue for the year ended December 31, 2010, increased $7.1 million or 95.3% as we grew our base of small business subscribers from approximately 40,000 at the end of 2009 to over 45,000 at the end of 2010. The increase in small business subscribers was primarily the result of acquisitions of subscriber bases during 2010 coupled with our internal and outsourced sales efforts. During the year, we purchased approximately 50,000 website hosting subscribers from LaRoss, Turner and BestClick while we lost approximately 45,000 subscribers during the year due to expected attrition. In the fourth quarter of 2010, we announced that we will suspend acquisitions of LEC-billed subscriber bases in order to concentrate our resources around the Octane360 product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline and the remaining subscriber base to be significantly reduced in the upcoming year. Initially, the expected growth in revenue from Octane360 products is not expected to fully offset the decline in revenue from existing subscribers.

The growth in small business subscribers are a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent
	2010	(*)	2009	(*)	Change

Revenue from internal and outsourced sales	$4,650	31.8%	$3,155	42.2%	47.4%
Revenue from acquired bases	9,965	68.2%	4,329	57.8%	130.2%

Total sales and advertiser services revenue	$14,615	100.0%	$7,484	100.0%	95.3%

(*)	— Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2010, increased to $84.1 million from $56.2 million for the year ended December 31, 2009, an increase of $27.9 million, or 49.5%.

The following table identified our major partners that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue
	Year Ended December 31,
Customer	2010	2009

Yahoo! Inc.	43.3%	45.2%
SuperMedia Inc.	23.5%	22.6%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2010	(*)	2009	(*)	Change

Cost of revenues	$46,517	55.3%	$33,953	60.3%	37.0%
Sales and marketing	14,356	17.1%	11,959	21.2%	20.0%
General and administrative	8,685	10.3%	7,404	13.2%	17.3%
Research and development	5,133	6.1%	3,543	6.3%	44.9%
Amortization and write-down of intangibles	5,734	6.8%	2,524	4.5%	127.2%

Total operating expenses	$80,425	95.6%	$59,383	105.5%	35.4%

(*)	— Percent of total revenue.

Cost of revenues

Cost of revenues expenses for the year ended December 31, 2010, increased by 37.0%, compared to the same period in 2009. The increase was primarily due to increased revenue share payments related to network partners and higher traffic acquisition costs associated with driving more consumers to our Local.com website. As a percent of revenue, cost of revenues declined to 55.3% for the year ended December 31, 2010, from 60.3% for the comparable prior year. The decline in cost of revenues as a percent of revenue was attributable to the high-margin revenue generated during the year ended December 31, 2010, from products related to the recently acquired Octane360 platform.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2010, increased by 20.0% compared to the same period in 2009. The increase was primarily due to higher personnel-related costs related to increased headcount and higher commissions on higher revenue as well as increased third-party sales expenses related to our outsourced sales efforts.

General and administrative

General and administrative expenses for the year ended December 31, 2010, increased by 17.3% compared to the same period in 2009. The increase is largely attributable to higher personnel-related costs, due to an increase in headcount, and increased office expenses.

Research and development

Research and development expenses for the year ended December 31, 2010, increased by 44.9% compared to the same period in 2009. The increase is mainly due to higher personnel-related costs and consulting fees as we invest in our systems and technology platforms. We capitalized an additional $3,085,000 of research and development expenses for website development and amortized $700,000 during the year ended December 31, 2010. We capitalized an additional $1,219,000 of research and development expenses for website development and amortized $355,000 of capitalized website development costs during the year ended December 31, 2009.

Amortization of intangibles

Amortization of intangibles expense was $5.7 million for the year ended December 31, 2010, compared to $2.5 million for the year ended December 31, 2009. Amortization increased in 2010 due to the subscriber acquisitions of customer-related intangible assets. The customer-related intangible assets of $5.3 million purchased in 2010 are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009

Interest income	$17	$15
Interest expense	(292)	(42)

Interest and other income (expense), net	$(275)	$(27)

Interest and other income (expense) was ($275,000) and ($27,000) for the year ended December 31, 2010 and 2009, respectively. The increase is due to interest expense and amortization of fees related to our revolving credit facility. We had between $3.0 million and $7.0 million of borrowings outstanding on our revolving credit facility during the 2010 year, and no debt outstanding during 2009 other than the three days prior to year end. We expect interest and other income (expense) to continue at current levels.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was $0.9 million for the year ended December 31, 2010. In accordance with updated provisions of U.S. GAAP regarding accounting for derivatives, adopted effective January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.

Provision for income taxes

Provision for income taxes was $102,000 for the year ended December 31, 2010, primarily relating to state income tax resulting from the California tax law change that suspended the use of corporate net operating loss carryforwards and an increase in the deferred tax liabilities on indefinite-lived assets, partially offset by California research and development credits and prior year actual to provision adjustments. Provision for income taxes was $158,000 for the year ended December 31, 2009, primarily relating to state income tax in California as state legislation postponed the use of corporate net operating loss carryfowards.

Years ended December 31, 2009 and 2008

Revenue

	Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change
	(In thousands)		(In thousands)

Owned and operated	$36,739	65.3%	$30,619	80.0%	20.0%
Network	12,059	21.4%	6,313	16.5%	91.0%
Sales and advertiser services	7,484	13.3%	1,325	3.5%	464.8%

Total revenue	$56,282	100.0%	$38,257	100.0%	47.1%

(*)	— Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2009, increased 20.0% compared to the same period in 2008. The increase in revenue was primarily due to increased traffic at our Local.com website. A measure of the monetization of the traffic on our flagship Local.com website is RKV. RKV increased to $261 for the year ended December 31, 2009, from $258 for the year ended December 31, 2008. The increase in traffic at our website was the result of higher marketing expense to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the increase in RKV was a result of additional ad units per page, optimization of search results to improve page yields, greater revenue share received from our advertising partners and improved SEM. The increases in owned and operated revenue were partially offset by a decline in our local international revenue for the year ended December 31, 2009, which decreased $654,000 compared to the same period in 2008. International revenue decreased as we shut down our UK website in April 2009.

Network revenue for the year ended December 31, 2009, increased $5.7 million, or 91.0%, compared to the same period in 2008. The increase was primarily due to a $2.6 million increase in revenue related to the distribution network and $3.1 million increase in revenue relating to the local syndication network. During the third quarter of 2009, we launched our distribution network, which distributes our advertising and content feeds to third-party websites. The increase in local syndication network revenues was due to the improved monetization of traffic on our network of approximately 750 regional media websites.

Sales and advertiser services revenue for the year ended December 31, 2009, increased $6.1 million or 464.8% as we grew our base of small business subscribers from approximately 5,000 at the end of 2008, to over 40,000 at the end of 2009. The increase in small business subscribers was the result of acquisitions of subscriber bases during 2009 coupled with our internal and outsourced sales efforts. During February 2009, we purchased 11,754 website hosting subscribers from LaRoss. During March 2009, we purchased 14,185 local business listing subscribers from LiveDeal, Inc. (“LiveDeal”) and its wholly owned subsidiary, Telco Billing, Inc. During December 2009, we purchased up to an additional 21,972 website hosting subscribers from LaRoss, an amount that was subsequently reduced to 18,817 after reduction for website hosting customers that failed to successfully transfer to us.

The growth in small business subscribers are a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change

Revenue from internal and outsourced sales	$3,155	42.2%	$1,325	100.0%	138.1%
Revenue from acquired bases	4,329	57.8%	—	0.0%	NM

Total sales and advertiser services revenue	$7,484	100.0%	$1,325	100.0%	464.8%

(*)	— Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2009, increased to $56.3 million from $38.3 million for the year ended December 31, 2008, an increase of $18.0 million, or 47.1%.

The following table identified our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of
	Total Revenue
	Year Ended December 31,
Customer	2009	2008

Yahoo! Inc.	45.2%	54.0%
SuperMedia Inc.	22.6%	18.4%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change

Cost of revenues	$33,953	60.3%	$26,857	70.2%	26.4%
Sales and marketing	11,959	21.2%	10,885	28.5%	9.9%
General and administrative	7,404	13.2%	5,318	13.9%	39.2%
Research and development	3,543	6.3%	3,071	8.0%	15.4%
Amortization and write-down of intangibles	2,524	4.5%	999	2.6%	152.7%

Total operating expenses	$59,383	105.5%	$47,130	123.2%	26.0%

(*)	— Percent of total revenue.

Cost of revenues

Cost of revenues for the year ended December 31, 2009, increased by $7.1 million, or 26.4%, compared to the same period in 2009. The increase was primarily due an increase in our revenue share payments to our private label network partners and expenses incurred to provide additional content to our Local.com website. We also increased our advertising costs associated with driving consumers to our Local.com website.

Cost of revenues as a total of revenues decreased from 70.2% to 60.3% for the years ended December 31, 2008 and 2009, respectively. The decrease in percentage was due to a greater return on our consumer-driving advertising costs and an increase in the amount organic traffic, which typically yields revenue without sales and marketing costs.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2009, increased by 9.9% compared to the same period in 2008. The increase was primarily due to higher personnel-related costs related to increased headcount and higher commissions on higher revenue as well as increased third-party sales expenses related to our outsourced sales efforts.

General and administrative

General and administrative expenses for the year ended December 31, 2009, increased by 39.2% compared to the same period in 2008. The increase was largely attributable to higher personnel-related costs. Included in the personnel-related cost was a non-recurring charge related to a change in officer recognized in the first quarter of 2009. The increases in general and administrative expenses were partially offset by a $138,000 gain on a contract settlement in the second quarter of 2009.

Research and development

Research and development expenses for the year ended December 31, 2009, increased by 15.4% compared to the same period in 2008. The increase was mainly due to higher personnel-related costs and consulting fees. We capitalized an additional $1,219,000 of research and development expenses for website development and amortized $355,000 during the year ended December 31, 2009. We capitalized an additional $234,000 of research and development expenses for website development and amortized $316,000 of capitalized website development costs during the year ended December 31, 2008.

Amortization and write-down of intangibles

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

Interest and other income (expense) was ($27,000) and $312,000 for the year ended December 31, 2009 and 2008, respectively. The decrease was due to a decrease in cash over the same period, a decline in interest rates and amortization of fees related to establishing our revolving credit facility. On December 29, 2009, we borrowed $3.0 million on our revolving credit facility at an interest rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75%. This amount was repaid in its entirety in June 2010.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was ($3.0) million for the year ended December 31, 2009. In accordance with updated provisions of U.S. GAAP regarding accounting for derivatives, adopted effective January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation had no impact on our cash balances for the period presented.

Provision for income taxes

Provision for income taxes was $158,000 for the year ended December 31, 2009, as we had taxable income and were required to record a provision primarily for state income tax in California as state legislation postponed the use of corporate net operating loss carryforwards. Provision for income taxes was $1,000 for the year ended December 31, 2008, and represented the minimum amounts required for state income taxes.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31,	December 31,
	2010	2009

Cash and cash equivalents	$13,079	$10,080

Working capital	$8,171	$4,765

Cash flow highlights (in thousands):

	Year Ended December 31,
	2010	2009

Net cash provided by operating activities	$8,307	$3,424
Net cash used in investing activities	(16,944)	(8,734)
Net cash provided by financing activities	11,636	3,248

We have funded our business, to date, primarily from issuances of equity and debt securities; however, during the years ended December 31, 2010 and 2009, we generated positive cash flow from operations. Cash and cash equivalents were $13.1 million as of December 31, 2010 and $10.1 million as of December 31, 2009. We had working capital of $8.2 million as of December 31, 2010 and $4.8 million as of December 31, 2009. Additionally, pursuant to the loan and security agreement with Silicon Valley Bank that we entered into on June 28, 2010, as further discussed below, we have secured a revolving credit facility of up to $30 million, based on certain formulas as set forth below. During 2010, we repaid $3 million to Square 1 Bank at the expiration of the credit facility and drew $7 million on the new credit facility with Silicon Valley Bank. The $7 million was used to fund various projects including the acquisition all of the assets of Octane360 and the purchase of small business subscribers during the year.

Net cash provided by operating activities was $8.3 million for the year ended December 31, 2010. Net income adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, changes in deferred income taxes, stock-based compensation expense and change in fair value of warrant liability) provided cash of $13.7 million. Changes in operating assets and liabilities used cash of $5.4 million. Net cash provided by operating activities was $3.4 million for the year ended December 31, 2009, primarily from the net income adjusted for non-cash items. The improvement in net cash provided by or used in operations from the prior year period is primarily due to improved bottom-line results driven by higher revenue and improved operating margins over the same period.

There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the year ended December 31, 2010, the terms of our accounts receivable and accounts payable remained unchanged, except for a significant customer change from prepaid status to “net 30 days” payment terms as of April 1, 2010. During the third quarter, we made an additional payment to our largest vendor to bring our outstanding accounts payable balances within the “net 30 days” payment terms.

The table below substantiates the change in net cash used in operating activities for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009	Change

Net Income (loss)	$4,222	$(6,267)	$10,489
Non-cash(1)	9,474	8,778	696

Subtotal	13,696	2,511	11,185
AR, AP and Other	(5,389)	913	(6,302)

Net cash provided by operations	$8,307	$3,424	$4,883

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances, changes in deferred income taxes and provision for doubtful accounts.

Net cash used in investing activities was $16.9 million for the year ended December 31, 2010, and consisted of $6.3 million for capital expenditures, $4.9 million related to purchases of customer-related intangible assets from LaRoss, Turner and Best Click subscriber acquisitions, and $5.8 million related to the Octane360 acquisition. Net cash used in investing activities was $8.7 million for the year ended December 31, 2009, and consisted of capital expenditures of $1.9 million and purchases of customer-related intangible assets from LaRoss and LiveDeal subscriber acquisitions totaling $6.8 million.

Net cash provided by financing activities was $11.6 million for the year ended December 31, 2010, primarily from the $8.9 million proceeds from the exercise of warrants and stock options coupled with $4.0 million net proceeds from our credit facilities partially offset by the repurchase of $1.2 million of the company’s common stock. During the year ended December 31, 2009, net cash provided by financing activities was $3.2 million and consisted of $3.0 million proceeds from the revolving credit facility, $591,000 proceeds from the exercise of stock options, partially offset by $337,000 cash used for the repurchase of common stock.

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

The LSA allows us to choose whether borrowings made from the Revolving Line bear interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio is less than one, at least one and not greater than two, or greater than two. The leverage ratio is our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination. For the majority of the year we elected the LIBOR rate as the interest rate for the facility.

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

We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012, and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our future financial results). As of December 31, 2010, we were in compliance with all such financial covenants; however, we cannot assure you that we will remain in compliance with our financial covenants in the future. If we are unable to comply with our financial covenants, the lender may declare an event of default under the loan agreement, in which event all outstanding borrowings would become immediately due and payable and no further amounts would be available under the Revolving Line. The projected results of the Company for the first quarter of 2011 are such that the Company would not satisfy the quarterly EBITDA requirement of $1,000,000 under the Revolving Line. As such, we expect that we will not have any funds available under the Revolving Line at the end of the first quarter of 2011 and continuing until such time as the our quarterly results satisfy such covenant requirements.

We paid a facility fee of $75,000 to SVB on June 28, 2010, pursuant to the LSA. Additionally, there is an annual facility fee of 0.25% of the unused portion of the Revolving Line, calculated as specified in the LSA. In addition, we paid $225,000 in professional fees related to closing the LSA.

All amounts borrowed under the facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the LSA.

As of December 31, 2010, we have $7 million borrowings outstanding under the Revolving Line and $23 million available under the line of credit

The Revolving Line replaced a $10 million credit facility with Square 1 Bank, entered into on June 26, 2009, pursuant to a Loan and Security Agreement (the “Agreement”). The Agreement expired by its terms on June 25, 2010, and we paid off the $3 million balance at that time.

The Company repaid the $7 million balance outstanding on the Revolving Line subsequent to year-end. The projected results of the Company for the first quarter of 2011 are such that the Company would not satisfy the quarterly EBITDA requirement of $1,000,000 under the Revolving Line. As such, the Company expects that it will not have any funds available under the SVB Revolving Line at the end of the first quarter of 2011 and continuing until such time as the Company’s quarterly results satisfy such covenant requirements.

Shelf Registration Statement

At December 31, 2010, we had an effective shelf registration statement on file with the SEC pursuant to which the Company registered 8,000,000 shares of its common stock. The shelf registration statement was set to expire in January 2011, but was extended as a result of the filing by the Company on January 14, 2011, of a new shelf registration statement on Form S-3 to register 8,000,000 shares of its common stock in replacement of the expiring shelf registration statement. While we sold 4,600,000 shares of our common stock in the Offering which reduced the number of available shares under the new registration statement, we intend to increase the number of available shares so that we will have up to 8,000,000 shares available for future offerings under the replacement registration statement. We may periodically offer all or a portion of the remaining shares of common stock registered on the shelf registration statement at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to the Company, is subject to market conditions and other factors, such as contractual commitments in our line of credit agreement with Silicon Valley Bank and certain of our previously issued warrants in certain instances.

Stock repurchase program

On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. The remaining authorization under the stock repurchase program is approximately $800,000.

On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program was authorized through April 2010 and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $337,000.

Purchase of customer related intangible assets

On February 18, 2009, we entered into an Asset Purchase and Fulfillment Agreement with LaRoss whereby we purchased 11,754 website hosting accounts for $1.2 million in cash from LaRoss. LaRoss will provide ongoing billing services, hosting of the websites and customer service operations (Fulfillment) for us in exchange for a percentage of future collected billing revenues. The term of the Fulfillment is for two years with automatic renewal in one year increments unless cancelled 60 days prior to expiration. The purchase price was allocated $1,098,000 to customer-related intangible assets amortized over four years based on how we expect the customer relationships to contribute to future cash flows and $77,000 to accounts receivable.

On March 9, 2009, we purchased 14,185 local business listing subscribers from LiveDeal and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal for a cash payment of $3,092,000. The acquisition of this base of advertisers also increased our base of customers, diversified our revenue stream, and continues to provide a platform for future revenue growth. The purchase price was allocated to customer-related intangibles assets and is being amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On December 30, 2009, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 21,972 website hosting accounts for up to $2.6 million in cash, which amount was subject to reduction in the event any of the subscribers were not successfully transferred to the Company. After giving effect to certain purchase price and subscriber adjustments, the final purchase price has been adjusted to $2.2 million and the number of website hosting accounts purchased has been finalized at 18,817. LaRoss will provide ongoing billing services and hosting of the websites. The purchase price was allocated to customer-related intangible assets amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased approximately 10,186 website hosting accounts for up to $1,616,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. All performance criteria per the Asset Purchase Agreement were met, resulting in the maximum purchase price of $158.60 per account or an aggregate $1,616,000, based on 10,186 accounts. LaRoss will provide ongoing billing services and hosting of the websites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On April 20, 2010, we entered into an Asset Purchase Agreement with Turner whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price was subject to adjustment in our favor if Turner actually transferred fewer than 8,032 web hosting subscribers. After giving effect to these purchase price and subscriber adjustments, the final purchase price was adjusted to $780,300 and the number of website hosting accounts purchased finalized at 7,803. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On May 28, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we acquired up to 26,000 web hosting subscribers for a cash purchase price of up to $2,210,000. The purchase price was subject to adjustment in our favor if LaRoss actually transferred fewer than 26,000 web hosting subscribers, or in the event some or all of the purchased subscribers are no longer billable once transferred under certain limited circumstances. After giving effect to these purchase price and subscriber adjustments, the final purchase price was adjusted to $1,890,825 and the number of website hosting accounts purchased finalized at 22,245. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On September 30, 2010, we entered into an Asset Purchase Agreement with BestClick whereby we acquired up to 10,000 web hosting subscribers for a cash purchase price of up to $1,100,000. The Purchase Price is subject to adjustment in our favor if BestClick actually transfers fewer than 10,000 web hosting subscribers, or in the event some or all of the Purchased Subscribers are no longer billable once transferred under certain limited circumstances, as more completely described in the Asset Purchase Agreement. After giving effect to these purchase price and subscriber adjustments the final purchase price was adjusted to $1,021,020 and the number of website hosting accounts finalized at 9,282. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

Acquisitions

On July 1, 2010, we acquired all of the assets of Octane360. The assets acquired include a technology platform, which can be used to offer targeting and registration of geo-category based local website domains; small business and geo-category website creation, hosting and management; an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties. Under the terms of the Asset Purchase Agreement, dated July 1, 2010, between us and Octane360, we acquired the assets of Octane360 for $3.5 million in cash, 200,482 shares of our common stock and possible future contingent consideration based on the achievement of certain earnout milestones. On July 28, 2010, Octane360 achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. On September 28, 2010, three additional earnout milestones were achieved resulting in an additional cash payment of $1,950,000 to Octane360. Octane360 may receive up to an additional $3.3 million in a combination of cash and stock based on Octane360 achieving certain milestones and its operating performance during the two year period ending June 30, 2012, as more particularly described in the Octane360 Asset Purchase Agreement.

Subsequent Events

In January 2011 the Company entered into an asset purchase agreement with iTwango for the purchase of a deal-of-the-day technology platform. The purchase price, including earnouts, totaled approximately $450,000 to be paid in a combination of cash and Company’s common stock.

On January 20, 2011, we completed a underwritten public offering of 4,600,000 shares of our common stock at $4.25 per share (the “Offering”), resulting in net proceeds to us of $18.2 million after deducting underwriting discounts and commissions and other related expenses.

On February 11, 2011, the Company entered into an asset purchase agreement (“Rovion Agreement”) with Digital Post Interactive, Inc., a Nevada corporation, and its wholly-owned subsidiary, Rovion, Inc., a Delaware corporation, pursuant to which the Company will acquire substantially all of the assets of Rovion. Under the terms of the Rovion Agreement, the transaction contemplated under such agreement will be completed upon the satisfaction of certain closing conditions, including the receipt by DGLP of the affirmative vote of at least a majority of the stockholders of DGLP in favor of the Rovion Agreement and the transactions contemplated thereby. DGLP intends to file a proxy soliciting the approval by holders of a majority of its outstanding common stocks of the Rovion Agreement and the transaction contemplated thereby. Assuming all closing conditions are met, at the closing of the transaction between the Company and DGLP, DGLP shall receive $1.5 million in cash of which $400,000 will be held in escrow. DGLP may receive up to an additional $7.0 million upon the Rovion Business (the “Business”) achieving certain milestones and certain operating performance thresholds during the three year period following the closing date, all as more particularly described in the Rovion Agreement. $1 million of the earnout will be paid in cash if the necessary milestones and operating performance thresholds are met in the first year and the other $6 million of the earnout may be paid in any combination of cash and Company common stock as the Company determines, provided the necessary milestones and operating performance thresholds associated with that portion of the earnout are achieved over the three year period following the closing. Allocation of the purchase price will be determined based on fair market valuation of the assets acquired. We assumed no significant liabilities in connection with the transaction, except for contractual commitments arising from certain contracts we assumed after the closing of the transaction and approximately $214,000 of accounts payable related to Rovion.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of Octane360 products to our customers. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.

During the year we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. We evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions will only be effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable.

Allowance for Doubtful Accounts

Our management estimates the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due and for which collectability is not reasonably assured.

As of December 31, 2010, two customers, Yahoo! and SuperMedia represented 55% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

Amortization of Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to five years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.

Stock Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 12 — Stock Plans for additional information.

Total stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Cost of revenues	$244	$25	$—
Sales and marketing	836	652	887
General and administrative	1,297	1,295	1,248
Research and development	534	392	267

Total stock-based compensation expense	$2,911	$2,364	$2,402

Net stock-based compensation expense per share
Basic	$0.18	$0.16	$0.17

Diluted	$0.17	$0.16	$0.17

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted state and federal tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2010, we had a full valuation allowance on net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity. In making our judgment regarding the valuation allowance, we considered all evidence, both positive and negative and although we generated taxable income in the current year and expect to do so in future periods, we also considered our history of losses and placed more weight on the historical results in judging our ability to realize the deferred tax asset related to net operating losses.

We analyze and quantify the impact of uncertain tax positions in accordance with U.S. GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Per U.S. GAAP companies should report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. U.S. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. In addition companies should recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. We have not identified any uncertain tax positions that have not been adequately reserved for as of December 31, 2010.

Provision for income taxes was $102,000 for the year ended December 31, 2010, primarily relating to state income tax resulting from the California tax law change that suspended the use of corporate net operating loss carryforwards and increase in the deferred tax liabilities on indefinite-lived assets, partially offset by California research and development credits and prior year actual to provision adjustments.

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

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2010, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $693,000 and $742,000, respectively.

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

For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2010 and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Recent Accounting Pronouncements

See Note 1 — The Company and Summary of Significant Accounting Policies to the consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2010 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations(1)	$2,154	$464	$899	$791	$—
Debt obligations(2)	7,000	7,000	—	—	—

Total obligations	$9,154	$7,464	$899	$791	$—

(1)	Represents non-cancelable operating lease agreements for our offices that expire in January 2012 and July 2015, respectively.

(2)	Represents revolving line of credit with Silicon Valley Bank.

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

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We are exposed to the risk of increased interest rates on our current debt instruments and the risk of loss on credit extended to our customers. We have issued equity instruments, including warrants which contain certain derivatives which fluctuate, primarily as a result of changes in our stock price.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2010, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Our outstanding debt instruments with Silicon Valley Bank bear interest at prime rate or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on certain financial ratios as set out in the loan and security agreement. The use of the prime rate or LIBOR rate is at the discretion of the Company. The debt outstanding under these notes entering 2011 is $7.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $70,000 per annum.

Derivative Liability Risk

We adopted the updated U.S. GAAP guidance regarding accounting for derivatives, which requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. We are therefore exposed to the risk of change in the fair value of derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2010, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $693,000 and $742,000, respectively. During 2010 and 2009, we experienced a $0.9 million non-cash gain and a $3.0 million non-cash loss, respectively, on the outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Haskell & White, LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

We took certain actions throughout 2010 to remediate our material weakness identified in our 2009 evaluation of disclosure controls and procedures and our 2009 assessment of internal control over financial reporting. Specifically, during the year, we engaged and will continue to engage outside experts, as needed, to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions). Specifically, we have engaged a consulting firm to review our derivative valuation assumptions and calculations.

Other than the remediation of the material weakness related to reporting of complex and non-routine transactions, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all Local.com employees. Our Code of Business Conduct and Ethics are posted on our website at http://ir.local.com. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted a written committee charter for our Audit Committee and Nominating, Compensation and Governance Committee. Each of these documents are available on our website at http://ir.local.com.

Item 11.	Executive Compensation

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

2.1	(33)	Asset Purchase Agreement by and among the Registrant and Simply Static, LLC dated July 1, 2010.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2	(3)	Amended and Restated Bylaws of the Registrant
3.3	(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1	(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1	(6)#	1999 Equity Incentive Plan
10.2	(6)#	2000 Equity Incentive Plan
10.3	(1)#	2004 Equity Incentive Plan, as amended.
10.4	(7)#	2005 Equity Incentive Plan.
10.5	(8)#	2007 Equity Incentive Plan.
10.6	(9)#	2008 Equity Incentive Plan, as amended.
10.7	(10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8	(11)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.
10.9	(12)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.10	(12)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.
10.11	(12)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.
10.12	(12)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.
10.13	(12)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.14	(13)#	Third Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated October 18, 2010.
10.15	(13)#	Separation and General Release Agreement by and among the Registrant and Brenda Agius dated October 18, 2010.
10.16	(14)#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.
10.17	(6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.18	(15)#	Board of Directors Compensation plan, as amended, dated December 20, 2005

Exhibit
Number		Description

10.19	(16)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.
10.20	(17)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.
10.21	(18)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.
10.22	(19)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.23	(12)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.24	(12)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.25	(20)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.
10.26	(21)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27	(22)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.28	(23)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.
10.29	(24)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.
10.30	(25)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.31	(25)~	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.32	(26)~	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.33	(27)~	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.34	(28)~	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.35	(29)~	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.36	(30)~	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.
10.37	(31)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.
10.38	(32)	Amendment dated August 5, 2010 to Loan and Security Agreement dated June 28, 2010, by and among Registrant and Silicon Valley Bank.
10.39	(34)	Sales and Services Agreement dated July 16, 2010 by and among the Registrant and LaRoss Partners, LLC.
10.40	(35)	Yahoo! Publisher Network Contract dated August 25, 2010 by and among the Registrant and Yahoo! Inc.
10.41	(36)	Amendment Number 1 to Yahoo! Publisher Network Contract dated August 30, 2010 by and among the Registrant and Yahoo! Inc.
10.42	(37)+	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.
10.43	(37)+	Domain Purchase and Development Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.

Exhibit
Number			Description

10.44		(37)	Asset Purchase Agreement dated September 30, 2010 by and between Registrant and Best Click Advertising.com, LLC.
10.45		(14)	Microsoft adCenter Terms and Conditions
10.46		(14)	Yahoo! Advertising Terms and Conditions
10.47		(11)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.
14		(38)	Code of Business Conduct and Ethics.
23	.1*		Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

~	Superseded by Exhibits 10.40 and 10.41.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2010.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(25)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 20, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2010.

(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010.

(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.

(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2010.

(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010.

(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2010.

(38)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 16th day of March, 2011.

LOCAL.COM CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 16, 2011

/s/ Kenneth S. Cragun Kenneth S. Cragun	Chief Financial Officer, Principal Accounting Officer and Secretary	March 16, 2011

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 16, 2011

/s/ Philip K. Fricke Philip K. Fricke	Director	March 16, 2011

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 16, 2011

/s/ John E. Rehfeld John E. Rehfeld	Director	March 16, 2011

LOCAL.COM CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Local.com Corporation

We have audited the accompanying consolidated balance sheets of Local.com Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at F-1. We also have audited Local.com Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exist, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local.Com Corporation as of December 31, 2010 and 2009, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company changed its method for classifying derivative financial instruments upon adopting the revised sections of ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity.

/s/  HASKELL & WHITE LLP

Irvine, California
March 16, 2011

LOCAL.COM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$13,079	$10,080
Restricted cash	—	35
Accounts receivable, net of allowances of $297 and $205, respectively	11,912	8,792
Note receivable — current portion	249	—
Prepaid expenses and other current assets	1,454	439

Total current assets	26,694	19,346
Property and equipment, net	7,119	2,270
Goodwill	17,339	13,231
Intangible assets, net	8,989	6,406
Long-term portion of note recievable	751	—
Deposits	52	—

Total assets	$60,944	$41,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,626	$8,891
Accrued compensation	1,906	1,112
Deferred rent	641	69
Warrant liability	2,840	3,727
Other accrued liabilities	651	876
Revolving line of credit	7,000	3,000
Deferred revenue	699	633

Total current liabilities	21,363	18,308

Deferred income taxes	188	—

Total liabilities	21,551	18,308

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 16,584 and 14,523 at December 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	94,194	81,968
Accumulated deficit	(54,801)	(59,023)

Stockholders’ equity	39,393	22,945

Total liabilities and stockholders’ equity	$60,944	$41,253

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$84,137	$56,282	$38,257

Operating Expenses:
Cost of revenues	46,517	33,953	26,857
Sales and marketing	14,356	11,959	10,885
General and administrative	8,685	7,404	5,318
Research and development	5,133	3,543	3,071
Amortization and write-down of intangibles	5,734	2,524	999

Total operating expenses	80,425	59,383	47,130

Operating income (loss)	3,712	(3,101)	(8,873)
Interest and other income (expense), net	(275)	(27)	312
Change in fair value of warrant liability	887	(2,981)	—

Income (loss) before income taxes	4,324	(6,109)	(8,561)
Provision for income taxes	102	158	1

Net income (loss)	$4,222	$(6,267)	$(8,562)

Per share data:
Basic net income (loss) per share	$0.26	$(0.44)	$(0.60)

Diluted net income (loss) per share	$0.25	$(0.44)	$(0.60)

Basic weighted average shares outstanding	15,966	14,388	14,313
Diluted weighted average shares outstanding	16,788	14,388	14,313

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Convertible		Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
	(In thousands)

Balance at December 31, 2007	14,204	$—	—	$—	$82,176	$(1)	$(49,233)	$32,942
Common stock issued:
Exercise of warrants	55	—	—	—	188	—	—	188
Exercise of options	187	—	—	—	397	—	—	397
Non-cash stock based compensation	—	—	—	—	2,402	—	—	2,402
Financing costs	—	—	—	—	(25)	—	—	(25)
Swing sale profit contribution	—	—	—	—	3	—	—	3
Comprehensive income:
Net unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,562)	(8,562)

Comprehensive loss	—	—	—	—	—	—	—	(8,561)

Balance at December 31, 2008	14,446	—	—	—	85,141	—	(57,795)	27,346
Common stock issued for exercise of options	208	—	—	—	591	—	—	591
Repurchases of common stock	(131)	—	—	—	(337)	—	—	(337)
Non-cash stock based compensation	—	—	—	—	2,364	—	—	2,364
Financing costs	—	—	—	—	(6)	—	—	(6)
Cumulative effect of change in accounting principle	—	—	—	—	(5,785)	—	5,039	(746)
Comprehensive income:
Net loss	—	—	—	—		—	(6,267)	(6,267)
Comprehensive loss	—	—	—	—		—	—	(6,267)

Balance at December 31, 2009	14,523	—	—	—	81,968	—	(59,023)	22,945
Common stock issued:
Exercise of warrants	1,506	—	—	—	6,974	—	—	6,974
Exercise of options	576	—	—	—	1,911	—	—	1,911
Repurchases of common stock	(270)	—	—	—	(1,221)	—	—	(1,221)
Non-cash stock based compensation	—	—	—	—	2,911	—	—	2,911
Financing costs	—	—	—	—	(28)	—	—	(28)
Stock issued as consideration for asset acquisition	249	—	—	—	1,679	—	—	1,679
Comprehensive income:
Net income	—	—	—	—	—	—	4,222	4,222

Comprehensive income	—	—	—	—	—	—	—	4,222

Balance at December 31, 2010	16,584	$—	—	$—	$94,194	$—	(54,801)	$39,393

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net Income (loss)	$4,222	$(6,267)	$(8,562)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	7,152	3,258	1,812
Provision for doubtful accounts	130	175	49
Stock-based compensation expense	2,911	2,364	2,402
Change in fair value of warrant liability	(887)	2,981	—
Deferred income taxes	168	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,250)	(3,635)	(1,724)
Note receivable	(1,000)	—	—
Prepaid expenses and other	(1,047)	(53)	(49)
Accounts payable and accrued liabilities	(158)	4,032	1,921
Deferred revenue	66	569	(113)

Net cash provided by (used in) operating activities	8,307	3,424	(4,264)

Cash flows from investing activities:
Capital expenditures	(6,267)	(1,931)	(447)
Proceeds from sales of marketable securities	—	—	2,000
Decrease in restricted cash	35	31	30
Acquisition, net of cash acquired	(5,775)	—	2
Purchases of intangible assets	(4,937)	(6,834)	—

Net cash (used in) provided by investing activities	(16,944)	(8,734)	1,585

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of warrants	6,974	—	188
Exercise of options	1,911	591	397
Repurchases of common stock	(1,221)	(337)	—
Payment of expiring revolving credit facility	(3,000)	—	—
Proceeds from revolving credit facility	7,000	3,000	—
Swing sale profit contribution	—	—	3
Payment of financing related costs	(28)	(6)	(25)

Net cash provided by financing activities	11,636	3,248	563

Net increase (decrease) in cash and cash equivalents	2,999	(2,062)	(2,116)
Cash and cash equivalents, beginning of year	10,080	12,142	14,258

Cash and cash equivalents, end of year	$13,079	$10,080	$12,142

Supplemental cash flow information:
Interest paid	$269	$75	$—

Income taxes paid	$75	$1	$1

Non-cash investing and financing transactions:
Warrant liability recorded as cumulative effect of change in accounting principle		$746

Common stock issued for asset purchase	$1,679

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

We are an internet search advertising company that enables businesses and consumers to find each other and connect, locally. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 45,000 small business customers with a variety of web hosting and local online advertising products. Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,000 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites. Our Sales & Ad Services business unit provides over 45,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have created an audience of users that our direct advertisers and advertising partners desire to reach. In January 2011, we announced the formation of our Social Buying business unit following our acquisition of the iTwango deal-of-the-day technology platform.

Principles of Consolidation

Our consolidated financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated. In April 2010, Local.com PG Acquisition Corporation merged with and into Local.com Corporation and the separate corporate entity of Local.com PG Acquisition Corporation ceased to exist. We have evaluated all subsequent events through the date the consolidated financial statements were issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of Octane360 products to our customers. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.

During the year we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. We evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions will only be effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable.

One local advertising partner represented 43%, 45% and 54% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively; another local advertising partner represented 24%, 23% and 18% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ended December 31, 2010, approximately 68% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2010, advertising costs to drive consumers to our Local.com website were $30.8 million of which $22.5 million was attributable to Google, Inc. During the year ended December 31, 2009, advertising costs to drive consumers to the Local.com website were $25.9 million of which $17.9 million was paid to Google, Inc. During the year ended December 31, 2008, advertising costs to drive consumers to the Local.com website were $21.3 million of which $13.8 million was paid to Google, Inc. and such amounts are expensed as incurred and included in cost of revenues in accompanying consolidated statements of operations.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 12 — Stock Plans for additional information.

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

Income Taxes

We follow the provisions of U.S. GAAP regarding accounting for income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred income tax assets will not be realized.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. For the years ended December 31, 2010, 2009 and 2008, comprehensive income consisted of net loss plus unrealized gain on marketable securities.

Supplemental comprehensive income (loss) information (in thousands):

	Years Ended December 31,
	2010	2009	2008

Unrealized holding gains arising during period	$—	$—	$1

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, note receivable, revolving line of credit and accounts payable. The fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying amount of the revolving line of credit approximates its fair value because the interest rate on these instruments fluctuates with market interest rates. The note receivable has a fixed interest rate considered to be market related and therefore the carrying value also approximates its fair value. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Restricted Cash

In 2009, we pledged $35,000 of cash for an irrevocable letter of credit related to the lease of our previous office space that is classified as restricted cash on the balance sheet. The letter of credit expired on July 31, 2010.

Accounts Receivable

Our accounts receivable are due primarily from customers located in the United States and are typically unsecured. Our management estimates the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due and for which collectability is not reasonably assured.

Certain Risks and Concentrations

Our revenues are principally derived in the U.S. from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents accounts receivable and note receivable. Cash equivalents consist primarily of money market funds. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S. Most of our advertisers and network partners are in the Internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations. We have two customers that each represents more than 10% of our total revenue. One local advertising partner represented 43%, 45% and 54% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. One local advertising partner represented 24%, 23% and 18% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, two customers represented 55% and 58%, respectively, of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

We are exposed to the risk of fluctuation in interest rates on our revolving line of credit. During 2010, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. The amount outstanding under the revolving line of credit at December 31, 2010, is $7.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $70,000 per annum. See Note 8 — Credit Facility.

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

Website Development Costs and Computer Software Developed for Internal Use

U.S. GAAP regarding accounting for the costs of computer software developed or obtained for internal use requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP regarding accounting for website development costs requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over the estimated useful life. We capitalized certain website development costs totaling $3,085,000, $1,219,000 and $234,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The amortization of capitalized website development costs was $700,000, $268,000 and $316,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized website development costs are included in property and equipment, net.

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to five years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.

Impairment of Long-lived Assets

We account for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review related carrying values to determine whether or not impairment to such value has occurred. For the years ended December 31, 2010, 2009 and 2008, management concluded that there was no impairment.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2010, and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Deferred Revenue

Deferred revenue represents deposits from advertising partners and the undelivered component of revenue relating to the sale of domains and services accounted for under the provisions of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. Revenue is recognized in subsequent periods when earned.

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

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2010, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $693,000 and $742,000, respectively.

Accounting Standards Adopted

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company adopted the new provision in the third quarter of the current year.

Effective January 1, 2009, we adopted the amended provisions regarding the accounting for derivatives and determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception regarding derivative accounting issued by the FASB. Warrants issued in 2007 in connection with a private placement transaction contained certain anti-dilution provisions for the holders and are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant liability.” On January 1, 2009, we recorded a cumulative effect adjustment based on the grant date fair value of 537,373 warrants with an exercise price of $7.89 and 537,373 warrants with an exercise price of $9.26 issued in August 2007 that were outstanding at January 1, 2009, and the change in fair value of the warrant liability from the issuance date through January 1, 2009.

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

The fair values of these options were estimated at the January 1, 2009 date of adoption, and the December 31, 2009 and December 31, 2010 balance sheet dates using a Black-Scholes option pricing model with the following weighted average assumptions:

	As of December 31,	As of December 31,	As of January 1,
	2010	2009	2009

Risk-free interest rate	1.00%	1.70%	1.00%
Expected lives (in years)	2.6 years	3.6 years	4.6 years
Expected dividend yield	None	None	None
Expected volatility	78.86%	100.00%	100.00%

The Company recorded a total benefit of $0.9 million or $0.05 per diluted share and a total charge of $3.0 million or ($0.21) per share for the change in the fair value of the warrant liability during the year ended December 31, 2010 and 2009, respectively.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We will adopt this guidance beginning January 1, 2011. The Company is currently evaluating the impact the new accounting guidance will have on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2010. Adoption of the not yet adopted section of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued an amendment to the accounting and disclosure guidance regarding subsequent events. The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendments were effective upon issuance on February 24, 2010 and the Company complied with this amendment beginning in the quarter ended March 31, 2010.

In April 2010, the FASB issued new provisions as it related to the Milestone Method of Revenue Recognition. The new provision provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In July 2010, the FASB issued new guidance regarding Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new standard requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. For end of period balances, the new disclosures will be effective December 31, 2010. For activity during a reporting period, the disclosures will be effective January 1, 2011. Adoption of this new accounting update did not have a material impact on the Company’s consolidated financial statements.

2.	Note Receivable

During the year the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000, and $157,238 due on the 31st day of December of 2011, 2012, and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of December 31, 2010, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

3.	Purchases of Customer-related Intangible Assets

On February 18, 2009, we entered into an Asset Purchase and Fulfillment Agreement with LaRoss whereby we purchased 11,754 website hosting accounts for $1.2 million in cash from LaRoss. LaRoss will provide ongoing billing services, hosting of the websites and customer service operations (Fulfillment) for us in exchange for a percentage of future collected billing revenues. The term of the Fulfillment is for two years with automatic renewal in one year increments unless cancelled 60 days prior to expiration. The purchase price was allocated $1,098,000 to customer-related intangible assets amortized over four years based on how we expect the customer relationships to contribute to future cash flows and $77,000 to accounts receivable.

On March 9, 2009, we purchased 14,185 local business listing subscribers from LiveDeal and Telco Billing, Inc., a wholly owned subsidiary of LiveDeal for a cash payment of $3,092,000. The acquisition of this base of advertisers also increased our base of customers, diversified our revenue stream, and continues to provide a platform for future revenue growth. The purchase price was allocated to customer-related intangibles assets and is being amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On December 30, 2009, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased up to 21,972 website hosting accounts for up to $2.6 million in cash, which amount was subject to reduction in the event any of the subscribers were not successfully transferred to the Company. After giving effect to certain purchase price and subscriber adjustments, the final purchase price has been adjusted to $2.2 million and the number of website hosting accounts purchased has been finalized at 18,817. LaRoss will provide ongoing billing services and hosting of the websites. The purchase price was allocated to customer-related intangible assets amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased approximately 10,186 website hosting accounts for up to $1,616,000 in cash, which amount will be reduced in the event any of the subscribers are not successfully transferred to us or the subscriber base fails to achieve a certain performance requirement. All performance criteria per the Asset Purchase Agreement were met, resulting in the maximum purchase price of $158.60 per account or an aggregate $1,616,000, based on 10,186 accounts. LaRoss will provide ongoing billing services and hosting of the websites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On April 20, 2010, we entered into an Asset Purchase Agreement with Turner whereby we acquired up to 8,032 web hosting subscribers for a cash purchase price of up to $803,200. The purchase price was subject to adjustment in our favor if Turner actually transferred fewer than 8,032 web hosting subscribers. After giving effect to these purchase price and subscriber adjustments, the final purchase price was adjusted to $780,300 and the number of website hosting accounts purchased has been finalized at 7,803. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On May 28, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we acquired up to 26,000 web hosting subscribers for a cash purchase price of up to $2,210,000. The purchase price was subject to adjustment in our favor if LaRoss actually transferred fewer than 26,000 web hosting subscribers, or in the event some or all of the purchased subscribers are no longer billable once transferred under certain limited circumstances. After giving effect to these purchase price and subscriber adjustments, the final purchase price was adjusted to $1,890,825 and the number of website hosting accounts purchased has been finalized at 22,245. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On September 30, 2010, we entered into an Asset Purchase Agreement with BestClick whereby we acquired up to 10,000 web hosting subscribers for a cash purchase price of up to $1,100,000. The Purchase Price is subject to adjustment in our favor if BestClick actually transfers fewer than 10,000 web hosting subscribers, or in the event some or all of the Purchased Subscribers are no longer billable once transferred under certain limited circumstances, as more completely described in the Asset Purchase Agreement. After giving effect to these purchase price and subscriber adjustments the final purchase price was adjusted to $1,021,020 and the number of website hosting accounts has been finalized at 9,282. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

The acquisition of the website hosting accounts added to our base of small business customers and provides a new online service offering. We analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs paid to third parties.

4.	Acquisition

Simply Static, LLC Asset Purchase

On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company.

The assets acquired include a technology platform, which can be used to offer the following services:

•	targeting and registration of geo-category based local website domains;

•	small business and geo-category website creation, hosting and management;

•	an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and

•	a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.

The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,775
Stock consideration (248,559 shares of common stock)	1,679

Total	$7,454

We evaluated the fair value of total consideration transferred, including the contingent consideration related to Octane360 achieving certain milestones and operating performance criteria. On July 28, 2010, Octane360 achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. Stock consideration was determined using the closing share price of the Company on the date of acquisition and when earnout milestones were achieved. On September 28, 2010 three additional earnout milestones were achieved which resulted in a cash payment to Octane360 totaling $1,950,000. The range of undiscounted amounts we could pay, in the form of cash or common stock, as additional contingent consideration ranges from $0 to $3.3 million. The first of the remaining earnout milestones will be measured on the 12 month anniversary following the acquisition and is based on certain revenue and income targets achieved as of that date. Depending on the operating results for the 12 months following the acquisition the additional contingent consideration could range from $0 to $2.4 million. The second of the remaining earnout milestones will be measured on the 12 and 24 month anniversary following the acquisition and will be based on the ability of Octane360 to have met prior earnout milestones and/or certain revenue and income targets achieved as of those dates. Depending on the operating results for the 24 months following the acquisition and the ability of Octane360 to meet prior earnout milestones, additional contingent consideration could range from $0 to $900,000. We have reviewed the projected revenue and income of Octane360 for the 24 months following the acquisition and have determined that it is not probable that such revenue and income milestones will be met. We have therefore determined the fair value of such additional contingent consideration to be $0. This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$1,700
Domain names	900
Trademark and tradenames	500
Customer-related intangibles	210
Non-compete agreement	70
Goodwill	4,108
Liabilities assumed	(34)

Total	$7,454

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is four years for the developed technology, trademark and tradenames, and customer-related intangibles and three years for the non-compete agreement. The domain names have an indefinite life. We recognized goodwill of $4.1 million. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to sell Octane360 products with our direct sales force and our ability to leverage existing advertiser relationships to sell Octane360 products directly to those advertisers and develop a channel sales strategy with those advertising partners and others. We also consider the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.

The Company incurred approximately $10,000 of legal, accounting and other professional fees related to this acquisition, which were expensed. The operations of Octane360 are not considered significant in relation to the condensed consolidated financial statements taken as a whole and therefore no pro-forma financial information is presented. The results of operations for Octane360 are included in the condensed consolidated financial statements from the date of acquisition. It is impracticable to provide the revenue and earnings for Octane360 from the date of acquisition as the Octane360 products, services and technology platform are incorporated into the operations and results of our three business units and the combined results of operations related to the acquisition are not tracked in a separate reporting unit.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2010				December 31, 2009
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(Years)				(Years)

Developed technology	$3,933	$(2,446)	$1,487	4	$2,233	$(2,159)	$74	5
Non-compete agreements	83	(25)	58	2	13	(13)	—	2
Customer-related	12,939	(7,534)	5,405	4	7,792	(2,226)	5,566	4
Patents	431	(431)	—	3	431	(366)	65	3
Domain names — indefinite life	1,601	—	1,601		701	—	701
Trademarks and Trade Name	500	(62)	438	4	—	—	—

	$19,487	$(10,498)	$8,989		$11,170	$(4,764)	$6,406

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization
Expense

For the years ending December 31,
2011	$3,591
2012	1,864
2013	1,441
2014	491

Total	$7,387

6.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2010, potentially dilutive securities, which consist of options to purchase 4,037,768 share of common stock at prices ranging from $1.28 to $16.59 and warrants to purchase 1,334,022 shares of common stock at prices ranging from $2.31 to $9.26 were included in the computation of diluted net income per share.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

Numerator:
Net income (loss)	$4,222	$(6,267)	$(8,562)

Denominator:
Denominator for historical basic calculation weighted average shares	15,966	14,388	14,313
Dilutive common stock equivalents:
Options	787	—	—
Warrants	35	—	—

Denominator for historical diluted calculation weighted average shares	16,788	14,388	14,313

Net loss per share:
Historical basic net income (loss) per share	$0.26	$(0.44)	$(0.60)

Historical diluted net income (loss) per share	$0.25	$(0.44)	$(0.60)

7.	Composition of Certain Consolidated Balance Sheet and Statement of Operations Captions

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$835	$228
Office equipment	397	139
Computer equipment	2,737	2,026
Computer software	6,249	3,023
Leasehold improvements	886	585

	11,104	6,001
Less accumulated depreciation and amortization	(3,985)	(3,731)

Property and equipment, net	$7,119	$2,270

Depreciation and amortization of property and equipment totaled $1.4 million, $0.7 million and $0.8 million in 2010, 2009 and 2008, respectively.

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Interest income	$17	$15	$312
Interest expense	(292)	(42)	—

Interest and other income (expense), net	$(275)	$(27)	$312

8.	Credit Facility

On June 28, 2010, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”). The LSA provides us with a revolving credit facility of up to $30.0 million (the “Revolving Line”). The maturity date of the Revolving Line is June 28, 2013.

The LSA allows us to choose whether borrowings made from the Revolving Line bear interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio is less than one, at least one and not greater than two, or greater than two. The leverage ratio is our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination. For the majority of the year we elected the LIBOR rate as the interest rate for the facility.

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

We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through

June 30, 2012, and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our future financial results). As of December 31, 2010 we were in compliance with all such financial covenants; however, we cannot assure you that we will remain in compliance with our financial covenants in the future. If we are unable to comply with our financial covenants, the lender may declare an event of default under the loan agreement, in which event all outstanding borrowings would become immediately due and payable and no further amounts would be available under the Revolving Line. The projected results of the Company for the first quarter of 2011 are such that the Company would not satisfy the quarterly EBITDA requirement of $1,000,000 under the Revolving Line. As such, the Company expects that it will not have any funds available under the SVB Revolving Line at the end of the first quarter of 2011 and continuing until such time as the Company’s quarterly results satisfy such covenant requirements.

We paid a facility fee of $75,000 to SVB on June 28, 2010, pursuant to the LSA. Additionally, there is an annual facility fee of 0.25% of the unused portion of the Revolving Line, calculated as specified in the LSA. In addition, we paid $225,000 in professional fees related to closing the LSA.

All amounts borrowed under the facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the LSA.

As of December 31, 2010, we have $7 million borrowings outstanding under the Revolving Line and $23 million available under the line of credit.

The Revolving Line replaced a $10 million credit facility with Square 1 Bank, entered into on June 26, 2009, pursuant to a Loan and Security Agreement (the “Agreement”). The Agreement expired by its terms on June 25, 2010, and we paid off the $3 million balance at that time.

The Company repaid the $7 million balance outstanding on the Revolving Line subsequent to year-end.

9.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(29)	$29	$—
State	(37)	129	1
Foreign	—	—	—

Total current	(66)	158	1

Deferred:
Federal	133	—	—
State	35	—	—
Foreign	—	—	—

Total deferred	168	—	—

Total provision for income taxes	$102	$158	$1

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years Ended December 31,
	2010	2009	2008

Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	—	(1)	—
Change in fair value of warrant liability	(7)	(17)	—
Stock option grants	4	(13)	(9)
Return to provision	(1)	(12)	(14)
Change in valuation allowance	(28)	7	(11)
Other	—	(1)	—

	2%	(3)%	—%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Deferred income tax assets:
Net operating loss carryforwards	$18,590	$19,243	$19,881
Acquired intangibles	2,783	358	126
Share based compensation	1,184	403	403
Accrued expenses	405	2,067	1,985
Fixed assets/depreciation	—	402	317

Gross deferred tax assets	22,962	22,473	22,712
Valuation allowance	(19,977)	(20,986)	(21,243)

	2,985	1,487	1,469

Deferred income tax liabilities:
Deferred state taxes	(1,443)	(1,487)	(1,469)
Fixed assets/depreciation	(1,710)	—	—

	(3,153)	(1,487)	(1,469)

Net deferred tax assets (liabilities)	$(168)	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continually maintains a full valuation allowance against its deferred tax assets at fiscal year ended December 31, 2010.

At December 31, 2010, the Company had federal and state income tax net operating loss carryforwards of approximately $43.9 million and $41.3 million, respectively. The federal and state net operating loss carryforwards will expire through 2029 and 2021, respectively, unless previously utilized. Under Section 382 of Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its post-change income may be limited. The Company performed a Section 382 study during the fourth quarter of 2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operation loss that can be carried forward to the future years. Any future ownership change may impact the Company’s ability to utilize the net operation loss carryforwards in the future year. On September 23, 2008, the State of California suspended the use of net operating loss carryforwards for 2008 and 2009 and on October 19, 2010, suspended the use of net operating loss carryforwards for 2010 and 2011. As a result of this suspension, the Company will not be able to make use of net operating loss carryforwards for state income tax purposes for the indefinite future. There can be no guarantee that the Company will ever be able to use these state net operating loss carryforwards in the future.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. We adopted the provisions regarding accounting for uncertainty in income taxes as of January 1, 2007. Based on our analysis, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position including our effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of the related accounting principles. In addition, we have not recorded any accrued interest and penalties related to income tax. It is our policy to classify interest and penalties related to income tax as income taxes in our financial statements. The Company does not anticipate that any material change in the total amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and state jurisdictions of which 2007 and forward is open for the examination by the United States and 2006 and forward is subject to examination by state taxing authorities as applicable.

The Company’s income tax provision reflects an estimated benefit from the California research and development credit of approximately $434,000, for the years 2002 through 2010. The entire amount of the identified credit is expected to be utilized in the year ended December 31, 2010, and as such no carryforwards are available to subsequent years. The Company is currently performing a comprehensive analysis of both its available federal and California research and development credits, and upon completion, it is possible an adjustment may be needed to reflect the conclusions based on additional facts gathered during the course of the analysis.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. In 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula and the sale apportionment based on market-sourcing rules starting with the 2011 taxable year. As of December 31, 2010, the Company has not considered this election. Should the Company decide to make this election in 2011, the Company may need to adjust the blended state rate used to determine the tax effect of its deferred tax assets and deferred tax liabilities, and record any impact to the financial statements in the period such decision is made.

10.	Commitments and Contingencies

Lease Commitments

We lease office space under operating lease agreements that expires in January 2012 and July 2015, respectively. The future minimum lease payments under non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

Operating
Leases

Year ending December 31,
2011	$464
2012	437
2013	462
2014	495
2015	296

Total minimum lease payments	$2,154

For one of the Company’s leases we recognize rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $294,000, $249,000 and $251,000, respectively.

401(k) Plan

We maintain a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. We may make matching contributions at our discretion. Employees immediately vest 100% of their own contributions and 20% of our matching contributions for each year of service. For the plan years ending December 31, 2010, 2009 and 2008 we made a discretionary matching contribution of $0, $66,000 and $0, respectively.

Employment Agreements

We have signed employment agreements with five executive officers and ten key employees. The agreements provide for the payments of annual salaries totaling $3.4 million and annual bonuses of up to $1.5 million in the aggregate, based upon current salaries and 2010 bonuses earned. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If we terminate one of these officers or key employees without cause, we are obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) an amount equal to 100% (in the case of executives) and 50% (in the case of our key employees) of the average of all bonuses during the prior four quarters of employment, and 125% (in the case of executives) and 75% (in the case of many of our key employees) of the average of all bonuses during the prior four quarters of employment in the event the termination occurs within 4 months of a change in control, (iii) the same base salary and benefits that such officer or key employee received prior to termination, for a period of 12 months and 6 months, respectively, following termination, and 15 months and 9 months (for many of our key employees), respectively, in the event the termination occurs within 4 months of a change in control and (iv) the right to exercise all vested options, including any as yet unvested options in the case of a change in control, for a period of 12 months following termination.

Legal Proceedings

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges patent infringement as a result of the operation of our website at www.local.com. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the patent. We are investigating the merits of the claims and we have not recorded a liability. We intend to vigorously defend ourselves.

Other than the previously mentioned lawsuit, we are not currently a party to any other material legal proceedings. From time to time, however, we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services.

11.	Stockholders’ Equity

The Company has authorized 65,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.

Warrants

Warrant activity for the years ended December 31, 2008, 2009 and 2010 was as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2007	3,470,278	$7.34
Exercised	(55,371)	3.38
Expired	(124,687)	3.58

Outstanding at December 31, 2008	3,290,220	7.55
Issued	49,525	2.31
Expired	(480,150)	15.32

Outstanding at December 31, 2009	2,859,595	6.16
Exercised	(1,525,573)	4.65

Outstanding at December 31, 2010	1,334,022	$7.88

Exercisable at December 31, 2010	1,334,022	$7.88

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2009 was $1.21. No warrants were issued during the year ended December 31, 2010 or 2008.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2010:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price

$4.00 - $4.99	129,638	1.1 years	4.60
$5.00 - $5.99	129,638	1.1 years	5.41
$7.00 - $7.99	537,373	2.1 years	7.89
$9.00 - $9.99	537,373	3.1 years	9.26

	1,334,022	2.3 years	$7.88

Stock Repurchase Program

On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. The remaining authorization under the stock repurchase program is approximately $800,000.

On October 8, 2008, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program was authorized through April 2010 and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. During the year ended December 31, 2009, we repurchased 131,239 shares of common stock at an average price of $2.56 per share. Total cash consideration for the repurchased stock was $337,000.

Stockholder Rights Plan

On October 14, 2008, our Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Under the Rights Plan, a right to purchase 1/1000th of a share of our Series A Participating Preferred Stock, at an exercise price of $10.00, will be distributed for each share of common stock held of record as of the close of business on October 22, 2008. The rights will automatically trade with our underlying common stock and no separate preferred stock purchase rights certificates will be distributed. The right to acquire preferred stock is not immediately exercisable and will become exercisable only if a person or group acquires 15 percent or more of our common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. If any person becomes a 15 percent or more stockholder, each right (subject to certain limitations) will entitle its holder to purchase, at the rights’ then-current exercise price, a number of our common shares or of the acquirer having a market value at the time of twice the right’s per share exercise price. If the exercise price is not adjusted, such holders would be able to purchase $20 worth of common stock for $10.

The Board of Directors may redeem the rights for $0.01 per right at any time on or before the fifth day following the acquisition by a person becoming a 15 percent stockholder. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on October 15, 2018.

12.	Stock Plans

In March 1999, we adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 500,000 shares for issuance under the 1999 Plan, of which 5,860 were outstanding and zero were available for future grant at December 31, 2010.

In March 2000, we adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 500,000 shares for issuance under the 2000 Plan, of which 155,249 were outstanding and zero were available for future grant at December 31, 2010.

In January 2004, we adopted the 2004 Equity Incentive Plan (“2004 Plan”), in August 2004, we amended the 2004 Plan and in September 2004, the stockholders approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 600,000 shares for issuance under the 2004 Plan, of which 372,279 were outstanding and 46 were available for future grant at December 31, 2010.

In August 2005, we adopted and the stockholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 1,000,000 shares for issuance under the 2005 Plan, of which 633,138 were outstanding and 28,085 were available for future grant at December 31, 2010.

In August 2007, we adopted and the stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 1,000,000 shares for issuance under the 2007 Plan, of which 920,927 were outstanding and 655 were available for future grant at December 31, 2010.

In June 2008, we adopted and the stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”). In April 2009 we amended the 2008 Plan and in August 2009, the stockholders approved the 2008 Plan, as amended. The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 3,000,000 shares for issuance under the 2008 Plan, of which 1,950,060 were outstanding and 839,846 were available for future grant at December 31, 2010.

Stock option activity under the plans for the years ended December 31, 2008, 2009 and 2010 is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(In Years)	(In thousands)

Outstanding at December 31, 2007	2,703,850	$5.04
Granted	775,404	3.31
Exercised(1)	(186,626)	2.13
Canceled	(221,838)	3.74

Outstanding at December 31, 2008	3,070,790	4.87
Granted	1,487,493	3.10
Exercised(1)	(205,252)	2.82
Canceled	(354,241)	4.68

Outstanding at December 31, 2009	3,998,790	4.33
Granted	1,125,246	6.15
Exercised(1)	(576,541)	3.31
Canceled	(509,727)	4.06

Outstanding at December 31, 2010	4,037,768	$5.02	7.2	$7,382

Vested and expected to vest at December 31, 2010(2)	3,623,136	$5.02	7.0	$6,726

Exercisable at December 31, 2010	1,964,612	$4.99	5.3	$4,105

(1)	Our current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2008, 2009 and 2010 was $2.76, $2.57, and $4.41 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2008, 2009 and 2010 was $353,000, $515,000 and $2,244,000, respectively.

The total fair value of options vested during the years ended December 31, 2008, 2009 and 2010 was $2.1 million, $1.7 million and $2.1 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2010:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$0.00 - $2.00	441,116	6.3 years	$1.56	289,731	$1.56
$2.01 - $3.00	109,262	7.7 years	2.33	39,724	2.33
$3.01 - $4.00	689,260	6.4 years	3.67	427,201	3.71
$4.01 - $5.00	1,187,161	6.9 years	4.56	635,687	4.61
$5.01 - $6.00	246,889	7.4 years	5.56	137,370	5.66
$6.01 - $7.00	853,042	9.4 years	6.18	91,611	6.40
$7.01 - $8.00	221,862	5.3 years	7.49	190,112	7.51
$8.01 - $9.00	191,000	7.9 years	8.51	55,000	8.98
$9.01 - $10.00	15,000	4.4 years	9.90	15,000	9.90
$10.01 - $16.59	83,176	3.5 years	15.62	83,176	15.62

	4,037,768	7.2 years	$5.02	1,964,612	$4.99

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

Total stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except per share amount):

	Year Ended December 31,
	2010	2009	2008

Cost of revenues	$244	$25	$—
Sales and marketing	836	652	887
General and administrative	1,297	1,295	1,248
Research and development	534	392	267

Total stock-based compensation expense	$2,911	$2,364	$2,402

Net stock-based compensation expense per share
Basic	$0.18	$0.16	$0.17

Diluted	$0.17	$0.16	$0.17

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	2.03%	2.79%	3.03%
Expected lives (in years)	5.4	7	7
Expected dividend yield	None	None	None
Expected volatility	89.30%	100.00%	100.00%

As of December 31, 2010, there was $7.1 million of unrecognized stock-based compensation expense related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.8 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from our forecasted rate.

13.	Operating Information

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

	Years Ended December 31,
	2010	2009	2008

Revenue by geographic region:
United States	$84,137	$56,151	$37,472
Europe	—	131	785

Total revenue	$84,137	$56,282	$38,257

Revenue by product:
Pay-Per-Click (PPC)	$60,538	$45,798	$34,829
Local Promote (Subscription)	6,333	6,656	1,420
Domain Sales and Services	11,965	850	—
Banner Advertisement	5,274	2,914	1,740
Local Connect (License)	27	64	268

Total revenue	$84,137	$56,282	$38,257

14.	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	December 31,	for Identical	Unobservable
Description	2010	Assets (Level 1)	Inputs (Level 3)

Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$13,079	$13,079	$—

Total financial assets	$13,079	$13,079	$—

Liabilities:
Warrant liability	$2,840	$—	$2,840

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	December 31,	for Identical	Unobservable
Description	2009	Assets (Level 1)	Inputs (Level 3)

Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$10,080	$10,080	$—
Restricted cash	35	35	—

Total financial assets	$10,115	$10,115	$—

Liabilities:
Warrant liability	$3,727	$—	$3,727

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

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3

Balance at December 31, 2009	$3,727
Change in fair value of warrant liability	(887)

Balance at December 31, 2010	$2,840

15.	Subsequent Events

On January 14, 2011, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with respect to the offer and sale (the “Offering”) by the Company of 4,000,000 shares of common stock of the Company at a price to the public of $4.25 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 600,000 shares of Common Stock at the same purchase price to cover over-allotments. On January 18, 2011, the Company received notice that the underwriter exercised the over-allotment option to purchase 600,000 shares (the “Option Shares”) of the Company’s common stock, at a price to the public of $4.25 per share. The offering of the Company’s common stock was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-147494) (the “Registration Statement”), including a related prospectus as supplemented by a Preliminary Prospectus Supplement dated January 13, 2011 and Prospectus Supplement dated January 14, 2011, which the Company filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The Registration Statement was set to expire on January 15, 2011, but was extended as a result of the filing by the Company on January 14, 2011 of a new shelf registration statement on Form S-3 to register 8,000,000 shares of its common stock in replacement of the expiring Registration Statement (the “New Shelf Registration Statement”). While we sold 4,600,000 shares of our common stock in the Offering which reduced the number of available shares under the New Registration Statement, we intend to increase the number of available shares so that we will have up to 8,000,000 shares available for future offerings under the replacement registration statement. Net proceeds to the Company from the sale of shares in the Offering, after deducting underwriting discounts and commissions and other related expenses, was approximately $18.2 million.

On January 20, 2011, in connection with the completion of the offer and sale to the underwriter of 4,600,000 shares of Common Stock (including the Option Shares) and in accordance with the anti-dilution provisions contained in each of the warrants to purchase up to 537,373 shares of common stock at an exercise price of $7.89 per share that were issued in a private placement transaction on August 1, 2007 (the “Series A Warrants”) and the warrants to purchase up to 537,373 shares of common stock at an exercise price of $9.26 per share that were issued in the same private placement transaction on August 1, 2007 (the “Series B Warrants”), the exercise price of the Series A Warrants and the Series B Warrants was reduced to $7.02 per share and $8.09 per share, respectively, and the Company issued an additional 66,207 Series A Warrants at an exercise price of $7.02 per share, which are immediately exercisable (the “New Series A Warrants”), and an additional 77,707 Series B Warrants at an exercise price of $8.09 per share, which are immediately exercisable (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”). The Series A Warrants and the Series B Warrants are exercisable until February 1, 2013 and February 3, 2014, respectively, and the New Series A Warrants and the New Series B Warrants are exercisable until February 1, 2013, and February 3, 2014, respectively.

As noted above, on January 14, 2011, the Company filed the New Registration Statement. We may periodically offer all or a portion of the remaining shares of common stock registered on the New Registration Statement, when it becomes effective, at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to the Company, is subject to market conditions and other factors, such as contractual commitments in our line of credit agreement with Silicon Valley Bank and certain of our previously issued warrants in certain instances.

In January 2011, the Company entered into an asset purchase agreement with iTwango for the purchase of a deal-of-the-day technology platform. The purchase price, including earnouts, totaled approximately $450,000 to be paid in a combination of cash and Company’s common stock.

On February 11, 2011, the Company entered into an asset purchase agreement with Digital Post Interactive, Inc., a Nevada corporation, and its wholly-owned subsidiary, Rovion, Inc., a Delaware corporation, pursuant to which the Company will acquire substantially all of the assets of Rovion. Under the terms of the Rovion Agreement, the transaction contemplated under such agreement will be completed upon the satisfaction of certain closing conditions, including the receipt by DGLP of the affirmative vote of at least a majority of the stockholders of DGLP in favor of the Rovion Agreement and the transactions contemplated thereby. DGLP intends to file a proxy soliciting the approval by holders of a majority of its outstanding common stocks of the Rovion Agreement and the transaction contemplated thereby.

Assuming all closing conditions are met, at the closing of the transaction between the Company and DGLP, DGLP shall receive $1.5 million in cash of which $400,000 will be held in escrow. DGLP may receive up to an additional $7.0 million upon the Business achieving certain milestones and certain operating performance thresholds during the three year period following the closing date, all as more particularly described in the Rovion Agreement. $1 million of the earnout will be paid in cash if the necessary milestones and operating performance thresholds are met in the first year and the other $6 million of the earnout may be paid in any combination of cash and Company common stock as the Company determines, provided the necessary milestones and operating performance thresholds associated with that portion of the earnout are achieved over the three year period following the closing. Allocation of the purchase price will be determined based on fair market valuation of the assets acquired. We assumed no significant liabilities in connection with the transaction, except for contractual commitments arising from certain contracts we assumed after the closing of the transaction and approximately $214,000 of accounts payable related to Rovion.

As a closing condition in the asset purchase agreement, the Company will also enter into employment agreements with five DGLP and Rovion employees. The DGLP and Rovion employees receiving an employment agreement with the Registrant in connection with the transactions contemplated by the asset purchase agreement will be eligible to receive retention bonuses up to a total of $1.5 million, which may be earned over the two year period following the closing date of the asset purchase agreement, in addition to salary, bonus and benefits that will become payable to them commensurate with their position at the Company.

On March 9, 2011, a putative class action was filed in the Superior Court for the State of California, County of Orange, against us, DGLP and the directors of DGLP, Michael Sawtell, Steven Dong, and Brian Goss by Chris Leite, an individual and purported shareholder of DGLP on behalf of himself and others alleged to be similarly situated. The complaint alleges that DGLP and its directors have breached their fiduciary duties to DGLP’s shareholders and that we aided and abetted such breach in connection with the proposed acquisition by us of the assets of Rovion, Inc., the wholly-owned subsidiary of DGLP, pursuant to that certain Asset Purchase Agreement by and between DGLP and the Company dated February 11, 2011. The claim seeks an injunction preventing us from completing the Proposed Transaction. The claim also seeks to have certified as a class of plaintiffs certain holders of DGLP common stock that are unaffiliated with DGLP directors named in the action. The claim further seeks a court order requiring that all of the directors of DGLP exercise certain fiduciary duties that were alleged by the plaintiff not to have been previously undertaken by such defendants. The claim also seeks a court order requiring DGLP to obtain a fairness opinion with respect to the Proposed Transaction. Additionally, the claim seeks certain disclosures with respect to retention bonuses proposed to be received by certain of the employees, including the directors of DGLP, pursuant to the Proposed Transaction and certain modifications to the escrow provisions of the Asset Purchase Agreement. Finally, the claim seeks an award of fees, expenses and costs to the plaintiff and plaintiff’s counsel. We are investigating the merits of the claims and intend to vigorously defend ourselves.

The initial accounting for the DGLP and Rovion asset purchase is not yet complete as all closing conditions for the acquisition have not been met.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009 and 2008

	Balance at	Charges to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Accounts receivable (in thousands):
Allowance for doubtful accounts
2010	$205	$130	$(38)	$297
2009	$60	$175	$(30)	$205
2008	$15	$49	$(4)	$60

SELECTED QUARTERLY FINANCIAL DATA
(in thousands, except per share amounts)

	Quarters Ended
						September 30,	June 30,	March 31,
	December 31,	September 30,	June 30,	March 31,	December 31,	2009	2009	2009
	2010	2010	2010	2010	2009	(as amended)	(as amended)	(as amended)
				(Unaudited)

Revenue	$20,045	$22,457	$23,004	$18,631	$16,364	$15,128	$13,726	$11,064
Operating income (loss)	$161	$1,998	$1,078	$475	$285	$(194)	$(334)	$(2,858)
Net income (loss)	$(891)	$3,749	$1,352	$134	$(458)	$(1,387)	$(1,056)	$(3,366)
Basic net income (loss) per share	$(0.05)	$0.23	$0.08	$0.01	$(0.03)	$(0.10)	$(0.07)	$(0.23)
Diluted net income (loss) per share	$(0.05)	$0.22	$0.07	$0.01	$(0.03)	$(0.10)	$(0.07)	$(0.23)

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1	(33)	Asset Purchase Agreement by and among the Registrant and Simply Static, LLC dated July 1, 2010.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2	(3)	Amended and Restated Bylaws of the Registrant
3.3	(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1	(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1	(6)#	1999 Equity Incentive Plan
10.2	(6)#	2000 Equity Incentive Plan
10.3	(1)#	2004 Equity Incentive Plan, as amended.
10.4	(7)#	2005 Equity Incentive Plan.
10.5	(8)#	2007 Equity Incentive Plan.
10.6	(9)#	2008 Equity Incentive Plan, as amended.
10.7	(10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8	(11)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.
10.9	(12)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.10	(12)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.
10.11	(12)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.
10.12	(12)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.
10.13	(12)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.14	(13)#	Third Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated October 18, 2010.
10.15	(13)#	Separation and General Release Agreement by and among the Registrant and Brenda Agius dated October 18, 2010.
10.16	(14)#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.
10.17	(6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.18	(15)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10.19	(16)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.
10.20	(17)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.
10.21	(18)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.
10.22	(19)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.23	(12)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.24	(12)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.25	(20)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.

Exhibit
Number			Description

10.26		(21)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27		(22)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.28		(23)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.
10.29		(24)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.
10.30		(25)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.31		(25)	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.32		(26)~	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.33		(27)~	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.34		(28)~	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.35		(29)~	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.36		(30)~	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.
10.37		(31)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.
10.38		(32)	Amendment dated August 5, 2010 to Loan and Security Agreement dated June 28, 2010, by and among Registrant and Silicon Valley Bank.
10.39		(34)	Sales and Services Agreement dated July 16, 2010 by and among the Registrant and LaRoss Partners, LLC.
10.40		(35)	Yahoo! Publisher Network Contract dated August 25, 2010 by and among the Registrant and Yahoo! Inc.
10.41		(36)	Amendment Number 1 to Yahoo! Publisher Network Contract dated August 30, 2010 by and among the Registrant and Yahoo! Inc.
10.42		(37)+	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.
10.43		(37)+	Domain Purchase and Development Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.
10.44		(37)	Asset Purchase Agreement dated September 30, 2010 by and between Registrant and Best Click Advertising.com, LLC.
10.45		(14)	Microsoft adCenter Terms and Conditions
10.46		(14)	Yahoo! Advertising Terms and Conditions
10.47		(11)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.
14		(38)	Code of Business Conduct and Ethics.
23	.1*		Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

~	Superseded by Exhibits 10.40 and 10.41.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2010.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(25)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 20, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 18, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2010.

(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2010.

(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.

(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2010.

(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010.

(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2010.

(38)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.