Form 10-K/A
period 2010-12-31
LOCAL.COM
filed 2011-04-29
CIK 1259550

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

As of February 28, 2011, the number of shares of the registrant’s common stock outstanding: 21,222,390

Documents incorporated by reference: None.

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Local.com Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed March 16, 2011 (the “Form 10-K”). It is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Form 10-K.

General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Form 10-K. Because the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year ended December 31, 2010, the information required by Part III of Form 10-K cannot be incorporated by reference and, therefore, must be included as part of the Form 10-K. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Form 10-K.

Except as modified herein, no other information in the Form 10-K is being modified or amended by Amendment No. 1, and unless indicated otherwise, Amendment No. 1 does not reflect events occurring after March 16, 2011, which is the filing date of the Form 10-K. Unless otherwise indicated, capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of December 31, 2010, certain information concerning our executive officers and directors:

Name	Age	Position

Heath B. Clarke(1)	42	Chief Executive Officer and Chairman of the Board
Stanley B. Crair(1)	54	Chief Operating Officer and President
Kenneth S. Cragun(1)	50	Chief Financial Officer and Secretary
Michael O. Plonski(1)	41	Chief Technology Officer
Scott Reinke(1)	36	General Counsel
Norman K. Farra Jr.	42	Director
Philip K. Fricke	65	Director
Theodore E. Lavoie	56	Director
John E. Rehfeld	70	Lead Director

(1)	Executive officer.

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

Stanley B. Crair has served as our Chief Operating Officer since July 2005 and as our President since April 2006. From 2003 to April 2005 Mr. Crair was the COO of ZeroDegrees, Inc., an internet company that provided online social networking services to business professionals, which he co-founded. As COO of ZeroDegrees, Mr. Crair was responsible for the day-to-day oversight of network operations, customer service, facilities, quality assurance, human resources, and overall company support. The company was purchased by IAC/InterActiveCorp in 2004 and Crair remained active in the company until April 2005. Mr. Crair received a Masters of Business Administration degree in Corporate Strategy and International Business from the University of California, Berkeley and a Bachelor of Science degree in Physics from the United States Naval Academy.

Kenneth S. Cragun has served as our Chief Financial Officer since December 2010, as our Secretary since October 2010, as our interim Chief Financial Officer from October 2010 to December 2010 and our Vice President of Finance from April 2009 to October 2010. From June 2006 to March 2009, Mr. Cragun was the Chief Financial Officer of Modtech Holdings, Inc., a supplier of modular buildings. From May 2005 to April 2006 Mr. Cragun served as Senior Vice President of Finance for MIVA, Inc. an online advertising and media company. Prior to that role, Mr. Cragun served at MIVA as Vice President of Finance from October 2004 to May 2005, and as Director of Finance from July 2003 to October 2004. Mr. Cragun received a Bachelors of Science degree in Accounting from Colorado State University-Pueblo. Mr. Cragun’s responsibilities prior to Local.com have included chief financial officer functions at a public company, including preparation of financials for SEC disclosures in accordance with GAAP, audit experience at a nationally recognized certified public accounting firm, and day-to-day management of the financial affairs of both public and private companies.

Michael O. Plonski has served as our Chief Technology Officer since July 2009. From July 2005 to June 2009, Mr. Plonski served as SVP/Chief Information Officer and Chief Operating Officer Digital of Martha Stewart Living Omnimedia, Inc., an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Mr. Plonski received a Bachelor of Science degree in Mechanical Engineering from the University of Notre Dame. Mr. Plonski’s responsibilities prior to Local.com have included chief information officer and chief technology officer functions at a public company, including oversight of technology development, deployment, maintenance and enhancement, managing multiple technology initiatives, managing corporate infrastructure and integrating the technologies of acquired companies. In the role of chief operating officer digital, his responsibilities included product management, project management, editorial, design, user-experience, web site production and integration of partners and partner digital properties.

Scott Reinke has served as our General Counsel since April 2009. From October 2006 to April 2009, Mr. Reinke served as executive vice president and general counsel of Emerging Media Group, Inc., parent company of TRAFFIQ, Inc., a marketplace for advertising inventory and a self-service media management and planning platform. From March 2004 to October 2006, Mr. Reinke served as assistant general counsel and vice president — legal of MIVA, Inc., an online advertising and media company. Mr. Reinke received a Juris Doctorate from Georgetown University Law Center and a Bachelors of Arts degree in English and Political Science from Boston College. Mr. Reinke’s responsibilities prior to Local.com have included general counsel functions at a private technology company, day-to-day management of the legal affairs of both public and private companies, including securities law compliance, contract management, merger, acquisition and capital fundraising related matters and risk assessment.

Norman K. Farra Jr. has served as a director since August 2005. Mr. Farra is currently a Managing Director, Investment Banking for R.F. Lafferty & Co. Inc. since December 2009. From May 2008 to December 2009, he served as Director, Investment Banking for Cresta Capital Strategies, LLC. He was an independent financial consultant from September 2007 to May 2008, and served as Managing Director of Investment Banking for GunnAllen Financial Inc. from August 2006 to September 2007. From June 2001 to August 2006, he was Independent contractor acting as Managing Director of Investment Banking for GunnAllen Financial Inc. In the past five years, Mr. Farra has held no other public company directorships. The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Farra to serve as a Director of the Company: Over 20 years experience in the finance, capital markets and financial services industry; significant experience in the investment banking and financial consulting industry; certification from the National Association of Corporate Directors; and a strong educational background, including a Bachelor of Science degree in Business Administration from Widener University.

Philip K. Fricke has served as a director since October 2003. Mr. Fricke is currently President of PKF Financial Consultants, Inc., a private company he founded in March 2001, which provides financial communications services and advisory services to public and private companies. In the past five years, Mr. Fricke has held one other public company directorship with MI Developments Inc. (from August 2003 to May 2009). The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Fricke to serve as a Director of the Company: Over 25 years experience as a Wall Street financial analyst; significant experience gained as a director of another public company; and a strong educational background with a Bachelor of Arts degree and a Master of Arts degree in Psychology, as well as a Master of Business Administration degree in Finance and Economics received from Fairleigh Dickinson University.

Theodore E. Lavoie has served as a director since April 1999. Mr. Lavoie is currently an independent management consultant to the renewable fuel/waste-to-energy market since May 2009. From June 2007 to May 2009, he was Vice President of Strategic Development of Greenline Industries, a biodiesel production equipment manufacturer. From May 2006 to June 2007, he was Chief Executive Officer of Greenline Industries. From January 2005 to May 2006, Mr. Lavoie was an independent financial consultant. In the past five years, Mr. Lavoie has held no other public company directorships, though he has served on the board and executive committee of a private emerging market company and as a director of Financial Executives International, San Francisco (from 2004 to 2007). Mr. Lavoie also serves as an Advisory Board member of The Salvation Army, Golden State Division. The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Lavoie to serve as a Director of the Company: Experience as a chief executive officer in an emerging market industry; experience as a chief financial officer; over 25 years senior execute experience in managing start-ups and high-growth companies; finance experience in the public and private capital markets, global risk and financial services; and strong educational background having earned his Masters of Business Administration degree and Bachelor of Science degree in Business Administration from Loyola Marymount University.

John E. Rehfeld has served as a director since August 2005 and our lead independent director, responsible for overseeing the independence of the board, since December 2005. Mr. Rehfeld is currently the adjunct professor of marketing and strategy for the Executive MBA Program at Pepperdine University (since 1998) and the University of San Diego (since 2010). Mr. Rehfeld is currently a Director of Lantronix, Inc. (since May 2010). Mr. Rehfeld was previously a Director of ADC Telecommunication, Inc. (from September 2004 to December 2010) and Primal Solutions, Inc. (from December 2008 to June 2009). Additionally, Mr. Rehfeld currently holds directorships with a number of private companies. The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Rehfeld to serve as a Director of the Company: Over 30 years executive experience in high growth industries, including prior experience as a chief executive officer of a number of companies; prior and current experience serving as a director of a number of public and private companies; and a distinguished educational background, including a Masters of Business Administration degree from Harvard University and a Bachelor of Science degree in Chemical Engineering from the University of Minnesota, as well as his current positions as adjunct professor of marketing and strategy for the Executive MBA Programs at Pepperdine and the University of San Diego.

Involvement in Certain Legal Proceedings

On October 20, 2008, Modtech Holdings, Inc., a Delaware Corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, our chief financial officer was chief financial officer of Modtech Holdings, Inc. at the time of filing.

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

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2011;

•	the class II directors are Messrs. Lavoie and Rehfeld, and their term will expire at the annual meeting of stockholders to be held in 2012; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2013.

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

Board Committees

Our Board has two active committees, an Audit Committee and a Nominating, Compensation and Corporate Governance Committee.

Audit Committee

The Audit Committee is currently comprised of Mr. Lavoie as Chairman and Messrs. Fricke and Farra, each of whom satisfies the Nasdaq and Securities and Exchange Commission (the “SEC”) rules for Audit Committee membership (including rules regarding independence). The Audit Committee held ten meetings during 2010. The Board has determined that Mr. Lavoie is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing standards.

The Audit Committee operates pursuant to its written charter, which is available on our corporate web site at http://ir.local.com, under the “Corporate Governance” tab, as well as our by-laws and applicable law. In accordance with its charter, the Audit Committee’s purpose is to assist the Board in fulfilling its oversight responsibilities to our stockholders with respect to the integrity of our financial statements and reports and financial reporting process. Specific responsibilities include:

•	reviewing and recommending to the Board approval of the Corporation’s interim and annual financial statements and management’s discussion and analysis of results of operation and financial condition related thereto;

•	being directly responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm;

•	pre-approving, or establishing procedures and policies for the pre-approval of, the engagement and compensation of the external auditor in respect of the provision of (i) all audit, audit-related, review or attest engagements required by applicable law and (ii) all non-audit services permitted to be provided by the independent registered public accounting firm;

•	reviewing the independence and quality control procedures of the independent registered public accounting firm;

•	preparing the Audit Committee report in the Company’s proxy materials in accordance with applicable rules and regulations, when applicable and required;

•	establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal controls, and auditing matters, and (ii) the confidential, anonymous submission of complaints by our employees of concerns regarding questionable accounting or auditing matters; and

•	annually reviewing its charter and recommending any amendments to the Board.

The Audit Committee meets periodically with management to consider the adequacy of Local.com’s internal controls and the financial reporting process. It also discusses these matters with our independent registered public accounting firm and with appropriate company financial personnel. The Audit Committee reviews Local.com’s financial statements and discusses them with management and our independent registered public accounting firm before those financial statements are filed with the SEC.

The Audit Committee regularly meets privately with the independent registered public accounting firm. The Audit Committee has the sole authority and direct responsibility for the appointment, compensation, retention, termination, evaluation and oversight of the work of the independent registered public accounting firm engaged by Local.com to perform the audit of the Company’s financial statement or related work or other audit, review or attestation services for the Company. The Audit Committee periodically reviews the independent registered public accounting firm’s performance and independence from management. The independent registered public accounting firm has access to Company records and personnel and reports directly to the Audit Committee.

The Audit Committee is empowered to retain outside legal counsel and other experts at our expense where reasonably required to assist and advise the Audit Committee in carrying out its duties and responsibilities.

Nominating, Compensation and Corporate Governance Committee

The Nominating, Compensation and Corporate Governance Committee (the “NCCG Committee”) is currently comprised of Mr. Rehfeld as Chairman and Messrs. Lavoie and Fricke, each of whom satisfies the Nasdaq and SEC rules for membership to the NCCG Committee (including rules regarding independence). The NCCG Committee held nine meetings during 2010.

The NCCG Committee operates pursuant to its written charter, which is available on our corporate web site at http://ir.local.com, under the “Corporate Governance” tab, as well as our by-laws and applicable law. In accordance with its charter, the NCCG Committee’s purpose is to assist the Board in discharging the Board’s responsibilities regarding:

•	the identification, evaluation and recommendation to the board of qualified candidates to become Board members;

•	the selection of nominees for election as directors at the next annual meeting of stockholders (or special meeting of stockholders at which directors are to be elected);

•	the selection of candidates to fill any vacancies on the Board;

•	the periodic review of the performance of the Board and its individual members;

•	the making of recommendations to the Board regarding the number, function and composition of the committees of the Board;

•	the compensation of the Company’s chief executive officer and other executives, including by designing (in consultation with management or the Board), recommending to the Board for approval, and evaluating the compensation plans, policies and programs of the Company on an at least annual basis;

•	the evaluation, on an at least annual basis, of the performance of the chief executive officer and other executive officers in light of corporate goals and objectives, and, based on that evaluation, determine the compensation of the Chief Executive Officer and other executive officers, including individual elements of salary and incentive compensation, which includes equity compensation;

•	the review and approval of employment agreements, separation and severance agreements, and other appropriate management personnel;

•	the review and provision of assistance to the Board in developing succession plans for the executive officers and other appropriate management;

•	the recommendation to the Board of compensation programs for non-employee directors, committee chairpersons, and committee members, consistent with any applicable requirements for the listing standards for independent directors and including consideration of cash and equity components of this compensation;

•	the grant of discretionary awards under the Company’s equity incentive plans, and the exercise of authority of the Board with respect to the administration of the Company’s incentive compensation plans;

•	the consideration of any recommendations that the Company’s executive officers may submit for consideration with respect to executive officer or director compensation;

•	the engagement of such outside consultants as the Committee deems necessary or appropriate in order to establish compensation amounts, types and targets with respect to our executive officers and independent directors;

•	the periodic review of and the making of recommendations to the Board with respect to the Company’s equity and incentive compensation plans;

•	producing an annual report on executive compensation for inclusion in the Company’s proxy materials in accordance with applicable rules and regulations, when applicable and required;

•	the development and recommendation to the Board of a set of corporate governance guidelines and principles applicable to the Company (the “Corporate Governance Guidelines”); and

•	oversight of the evaluation of the Board.

In addition to the powers and responsibilities expressly delegated to the NCCG Committee in its charter, the NCCG Committee may exercise other powers and carry out other responsibilities that may be delegated to it by the Board from time to time, consistent with the Company’s bylaws.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities. Copies of the reports filed with the SEC are required by SEC Regulation to be furnished to Local.com. Based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, the Company believes each reporting person has complied with the disclosure requirements with respect to transactions made during 2010.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

2010 was a year of continued growth for the Company. Our annual revenue increased to $84 million, a 49% increase over 2009 results. The Company also delivered positive net income for the first time in 2010.

The Company’s executive compensation programs, as developed by the Nominating, Compensation and Corporate Governance Committee of our Board of Directors (the “NCCG Committee”), have been designed to incentivize and reward sustainable growth. We continued to deliver a majority of our executives’ compensation in a performance-based manner, primarily through the cash incentive bonus plan and grants of stock options. In 2010, the NCCG Committee also entered into amended employment agreements with its Named Executive Officers, specifically to remove change in control excise tax gross-up payments and “single trigger” change in control severance provisions. The NCCG Committee removed these provisions in light of the potentially high cost to our shareholders in a change in control transaction.

The NCCG Committee administers the Company’s executive compensation arrangements. In conference with the Board of Directors, the NCCG Committee determines the compensation of our Chief Executive Officer. As discussed in more detail below, in determining the compensation for our other Named Executive Officers (as defined below), the recommendations of our Chief Executive Officer, among other factors, are considered by the NCCG Committee. Nevertheless, the NCCG Committee is solely responsible for making the final decisions on compensation for our Named Executive Officers.

The general compensation arrangements of the Company are guided by the following principles and business objectives:

•	It is our objective to hire and retain top talent in our industry in an exceptionally competitive marketplace, especially for key positions that directly contribute to creating stockholder value;

•	We reward the performance of our top contributors in key positions within our company by focusing our resources on them and their continued performance, while providing compensation at levels within our organization that rewards performance; and

•	We firmly believe that equity compensation is an important means of aligning the interests of our employees with those of our stockholders and focus our equity compensation on the key positions within our Company that we believe have the greatest impact on performance.

Our Company is guided by the above principles in its compensation philosophy for our executive officers, which has been designed to achieve the following two objectives:

•	Allow the Company to attract and retain the key executive talent it needs to achieve its business objectives by providing total compensation arrangements that are competitive and attractive; and

•	Establishing a direct correlation between the total executive compensation paid to the Company’s overall performance and improvements in performance, including the creation of shareholder value, and the individual performance and achievements.

The executives listed in the Summary Compensation Table in this amendment to our annual report on Form 10-K/A are referred to as the “Named Executive Officers.” Mr. Cragun became our Interim Chief Financial Officer on October 18, 2010, and our Chief Financial Officer on December 29, 2010, following the departure of Brenda Agius as our Chief Financial Officer on October 18, 2010.

Executive Compensation Program Objectives and Overview

Overview

Our Company is dependent upon the experience and talents of our executives to successfully manage our highly technical, complex and rapidly evolving business. Our Company is in a rapidly changing industry, one which regularly experiences paradigm shifting technological developments and shifting trends in the businesses and markets in which we compete. We rely on our executives to successfully address these developments and to improve our business and its performance in order to increase shareholder value. We face a highly competitive executive labor market and face competitors for our executives’ skills of similar size and scale to the Company, as well as larger competitors with greater resources than we have and smaller competitors that seek to hire our executives to facilitate and expedite their own businesses that compete with us directly or in the same industry.

Executive Compensation Programs

The current executive compensation program for the Company is comprised of three key components, which collectively are intended to conform to the Company’s compensation philosophy and to reward our executives based on individual and company performance. The Company uses (1) base salary, (2) quarterly or semi-annual incentive cash bonuses, and (3) long-term equity awards, in the form of stock options, as its primary compensation components. The NCCG Committee considers how each such component of executive compensation promotes retention and rewards performance by the individual and the Company generally when structuring its executive compensation arrangements.

The Company seeks to provide targeted compensation opportunities above the median of competitive market practice in order to attract, retain, and motivate our executives. However, the NGGC Committee may target an individual executive’s compensation higher or lower than the median based on the individual’s role, experience, and/or performance, among other factors. The NCCG Committee uses certain peer companies (as identified below) to inform it of competitive pay levels and generally intends that base salary levels be consistent with competitive market base salary levels. The NCCG Committee generally targets performance-based compensation, such as bonus and long-term incentive equity opportunities to make up a substantial portion of each executive’s total direct compensation opportunity, as achievement of those are tied to company and individual performance and provide long-term incentives to our executives. The NCCG Committee believes that the cash and long-term equity incentives provided to our executives have been designed to provide an effective and appropriate mix of incentives to ensure our executive performance is focused on building long-term stockholder value. In furtherance of this, the NCCG Committee has designed our compensation arrangements for our executive officers such that the performance based compensation opportunities represent a material portion of the total direct compensation opportunity.

The Company does not provide any pensions or other retirement benefits for our executives other than our 401(k) plan. Generally, except for payment of up to $1,500 a month in health insurance payments that would otherwise be paid by our executives, the Company also does not provide any perquisites. The Company provides our executive officers with certain severance protections as a further means of attracting and retaining our key executives and to preserve the stability of our executive team. These severance protections are described below under “Severance and Change in Control Severance Benefits” and “Potential Payments Upon Termination or Change in Control.”

Independent Consultant and Peer Group

The NCCG Committee has retained Frederic W. Cook & Co., Inc. (“Cook & Co.”) as its independent compensation consultants, to provide advice to the NCCG Committee with respect to the compensation programs of the Company. Cook & Co. advised the NCCG Committee with respect to trends in executive compensation, the selection of the Company’s peer companies, the determination of pay programs, an assessment of competitive pay levels, and the setting of compensation levels. Cook & Co. provided no other services to the Company in 2010 beyond the compensation consulting services provided to our Board of Directors and the NCCG Committee, as noted above.

The NCCG Committee considers peer company data obtained and evaluated by Cook & Co, as well as compensation data compiled by management, in establishing compensation levels. The NCCG Committee utilizes this information to when considering executive compensation arrangements, including the reasonableness of such arrangements from a competitive vantage point. For 2010, the NCCG Committee, in consultation with Cook & Co., considered compensation data for the following companies in 2010: InfoSpace, Openwave Systems, the Knot, Saba Software, Travelzoo, Web.com, marchex, eLoyalty, Double-Take, Innodata, Healthstream, TheStreet.com, Autobytel, Spark Networks, ADAM, Market Leader. This group of companies is referred to by us hereafter as our “peer group” or our “peer companies for 2010.

The peer group was selected based on objective criteria, taking into account company size and industry. The peers revenue and market capitalizations generally fell within a range of 0.3x to 3x ours, with our revenue and market capitalization in the middle range to avoid distortion from size. The peers are technology and/or media companies that have businesses that are generally similar to the Company’s business.

Current Executive Compensation Program Elements

Base Salaries

The Company provides the Named Executive Officers, along with other employees, with base salary to compensate them for their services throughout the year. The NCCG Committee performs an annual review of the base salaries of the Company’s Named Executive Officers. These base salary levels are intended to be generally consistent with competitive market base salary levels, but are not specifically targeted or “bench-marked” against any particular company or group of companies, including the Company peer group. The NCCG Committee sets base salaries so that a substantial portion of the executives’ total direct compensation remains contingent on performance-based bonuses and long-term incentive equity awards. The NCCG Committee considers and assesses, among other factors, the scope of an executive’s responsibility, prior experience, past performance, advancement potential, impact on results, salary relative to other executives in the Company and relevant competitive data in setting specific salary levels for each of our Named Executive Officers, as well as the Company’s other officers.

The annual base salary of each of our Named Executive Officers was increased effective July 1, 2010, following the NCCG Committee’s review of relevant market compensation data, general economic conditions, and the Company’s financial performance and position. Mr. Clarke’s salary was increased from $350,000 to $415,000, which was the median. Mr. Crair’s salary was increased to the median of $287,000 per year from $270,000 per year, effective July 1, 2010. Mr. Cragun’s salary was increased to $208,500 per year from $199,000 per year, effective July 1, 2010, during which time he was serving as our vice president of finance. Mr. Cragun’s salary was subsequently increased again to $220,000 per year on October 18, 2010, in connection with becoming our interim chief financial officer (the 25th percentile), and to $268,000 per year on January 1, 2011, in connection with becoming our permanent chief financial officer (the 60th percentile). Mr. Plonski’s salary was increased to $268,000 per year from $260,000 per year, effective July 1, 2010. Mr. Reinke’s salary was increased to $227,500 per year from $215,000 per year (the median), effective July 1, 2010. Our former chief financial officer, Ms. Agius, had her salary increased from $260,000 per year to $268,000 per year (the 60th percentile), effective July 1, 2010.

Cash Bonuses

For 2010, the Committee approved a cash bonus plan (“Bonus Plan”) under which our Named Executive Officers were eligible to earn cash bonuses based on achievement against pre-determined semi-annual performance goals. The cash bonus incentive opportunity is intended to motivate and reward executives by tying a significant portion of their total compensation to the achievement of pre-established performance metrics that are generally short-term. The Committee determined that use of independent semi-annual performance and payment periods for 2010 was appropriate in light of the Company’s strong growth and the difficulty in setting meaningful annual performance goals.

First-Half 2010 Bonus

For the First-Half 2010 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 70% and 150% of target depending on performance. Performance is measured against Company-wide financial goals and individual performance goals. The weighting of the Company and individual goal components range from 50% to 80% and 20% to 50%, respectively. In determining the mix of Company and individual performance goals for each executive, the Committee considered each executive’s ability to affect Company-wide performance and the importance of individual contributions.

		Bonus Goal		1st-Half Bonus Opportunity
		Weightings		(% of 1st Half Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum

Heath B. Clarke	CEO	80%	20%	52.5%	75%	112.5%
Stanley B. Crair	President & COO	75%	25%	35%	50%	75%
Kenneth S. Cragun	CFO and Secretary(1)	50%	50%	21%	30%	45%
Michael O. Plonski	CTO	70%	30%	28%	40%	60%
Scott Reinke	General Counsel	50%	50%	21%	30%	45%
Brenda Agius	Former CFO(2)	70%	30%	28%	40%	60%

(1)	Mr. Cragun served as the Company’s Vice President of Finance for the duration of the First-Half period.

(2)	Ms. Agius served as the Company’s Chief Financial Officer for the duration of the First-Half period.

First-Half Bonus: Company Performance Component

The Company performance component of the First-Half period was based equally on Revenue and Adjusted Net Income1. The Committee believes these metrics, and the related goals, are the key drivers of delivering value to our stockholders. The Revenue and Adjusted Net Income targets were set to the Company’s budget for the period. The Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 70% and 150% of target. For the First-Half period, the Company’s performance was above the target for both the Revenue and Adjusted Net Income goals. The resulting bonus payout for the Company performance component was 129% of target. The performance levels and actual performance for First-Half 2010 are shown in detail below:

		1st-Half Company Performance
		Goals				Actual 1st-Half
		Threshold	Target		Maximum	Results		1-H
Metric	Weighting	($ mil.)	($ mil.)		($ mil.)	($ mil.)		Bonus %

Revenue	50%	$26.38	$37.69		$56.53	$40.62		108%
Adjusted Net Income	50%	$2.43	$3.47	(1)	$5.21	$5.03		150%
						Total Bonus	%	129%

(1)	Target included the potential bonus expense for the first half of 2010.

1 Adjusted Net Income (Loss) is defined by the Company as net income (loss) excluding: provision for income taxes; interest and other income (expense), net; depreciation; amortization; stock based compensation charges, warrant revaluation and non-recurring items. Adjusted Net Income (Loss), as defined above, is not a measurement under GAAP. Adjusted Net Income (Loss) is reconciled to net income (loss) and earnings (loss) per share, which we believe are the most comparable GAAP measures, in the company’s press release dated February 7, 2011, as furnished on the Company’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2011. The Company believes that Adjusted Net Income (Loss) provides useful information to investors about the Company’s performance because it eliminates the effects of period-to-period changes in income from interest on the Company’s cash and marketable securities, expense from the Company’s financing transactions and the costs associated with income tax expense, capital investments, stock-based compensation expense, warrant revaluation charges, and non-recurring charges which are not directly attributable to the underlying performance of the Company’s business operations. Management used Adjusted Net Income (Loss) in evaluating the overall performance of the Company’s business operations, making it useful to the NCCG Committee in evaluating management’s performance. A limitation of non-GAAP Adjusted Net Income is that it excludes items that often have a material effect on the company’s net income and earnings per common share calculated in accordance with GAAP. Therefore, management compensates for this limitation by using Adjusted Net Income in conjunction with net income (loss) and net income (loss) per share measures. The non-GAAP measures should be viewed as a supplement to, and not as a substitute for, or superior to, GAAP net income or earnings per share.

First-Half Bonus: Individual Performance Component

The individual performance component of each Named Executive Officer’s bonus is determined by the Committee and actual bonuses can range between 0% and 150% of target. The Committee’s assessment is based on performance against pre-set strategic objectives and for Named Executive Officers, except the Chief Executive officer, the general recommendations and performance evaluations of the Chief Executive Officer. For the First-Half period, the Committee’s bonus decisions were based upon the following individual goals.

Heath B. Clarke — The Committee awarded Mr. Clarke a bonus equal to 110% of target for the individual performance component. In addition to delivering financial performance during the period, the Committee recognized Mr. Clarke’s achievement of the following key strategic objectives: achievement of subscriber targets, enhancement of traffic reporting systems, introduction and Board-approval of growth plans, completion of the Octane360 acquisition, achievement of traffic targets, enhancement of network business platform and achievement of financing objectives. The Committee determined that most of these objectives were achieved, certain of them, including the achievement of a $30 million line of credit, were overachieved, while others were underachieved, including goals with respect to enhancement of the network business platform.

Stanley B. Crair — Based in part on the CEO’s recommendation, the Committee approved Mr. Crair’s individual performance bonus component at 96% of target. Mr. Crair’s goals were tied to achievement of traffic targets, enhancement of traffic reporting systems, Local.com site enhancements, certain facilities based goals, growth of the Network business unit, and enhancement of the SAS operations plan. The Committee’s decision to award an amount below target was based on achievement of most goals satisfactorily, partially offset by achievement of a less than planned increase in organic traffic.

Kenneth S. Cragun — During the first half of the fiscal year, Mr. Cragun served as our Vice President of Finance and was not an executive officer of the Company. His bonus based on individual performance was approved by the CEO and was equal to 106% of target. Mr. Cragun’s goals were tied to annual audit related matters, SEC reporting matters, enhancement of business unit financial reporting, enhancements to the financial forecasting processes and executive financial reporting dashboard, developing a second half 2010 budget, and completion of the Octane360 acquisition. The decision to award Mr. Cragun an amount above target was based on the Committee’s determination that Mr. Cragun met or exceeded nearly all of these goals.

Michael O. Plonski — Based in part on the CEO’s recommendation, the Committee approved Mr. Plonski’s individual performance bonus component at 108% of target. Mr. Plonski’s goals were related to achievement of traffic targets, development and deployment of key product functionality, enhancing technology support plans, achievement of certain site performance metrics, and completion of the Octane360 acquisition. The decision to award Mr. Plonski an amount above target was based on the Committee’s determination that Mr. Plonski met many or his targets, exceeded others, including assistance with acquisition matters and certain technology development milestones, while underperforming others, including with respect to certain other technology development goals and achievement of certain traffic target goals.

Brenda Agius — Based in part on the CEO’s recommendation, the Committee approved Ms. Agius’s individual performance bonus component at 116% of target. Ms. Agius’s goals related to accounting, finance, and investor relations matters. The approved award was based on Ms. Agius’s key accomplishments related to exceeding the Board-approved budget, closing of the $30 million line of credit, and achievement of certain investor relations goals.

Scott Reinke — Based in part on the CEO’s recommendation, the Committee determined Mr. Reinke’s individual performance bonus component to be earned at 106% of target. Mr. Reinke’s goals were based on the legal matters of the Company related to risk management, litigation, contracts, and securities regulations.

Total First-Half bonuses for our Named Executive Officers are summarized in the following table.

				Actual
	Total 1st-Half	Performance	Actual	1st-Half
Executive Officer	Target Bonus	Components	Bonus %	Cash Bonus

Heath B. Clarke	$131,250	Company (80%)	129%	$135,329
		Individual (20%)	110%	$28,757

				$164,086

Stanley B. Crair	$67,500	Company (75%)	129%	$65,248
		Individual (25%)	96%	$16,263

				$81,511

Kenneth S. Cragun	$29,850	Company (50%)	129%	$19,238
		Individual (50%)	106%	$15,765

				$35,003

Michael O. Plonski	$52,000	Company (70%)	129%	$46,914
		Individual (30%)	108%	$16,887

				$63,801

Scott Reinke	$32,250	Company (50%)	129%	$20,783
		Individual (50%)	106%	$17,012

				$37,795

Brenda Agius	$52,000	Company (70%)	129%	$46,914
		Individual (30%)	116%	$18,038

				$64,952

Second-Half 2010 Bonus

For the Second-Half 2010 Bonus plan, the Committee maintained a similar structure as used in the First-Half 2010 Bonus. Actual awards were based on performance against pre-set Company-wide financial goals and individual performance objectives. The relative weighting of the Company and individual goal components for each Named Executive Officer was the same as in the First Half Bonus, except for Mr. Cragun. The Committee increased the portion of Mr. Cragun’s bonus tied to Company-wide results from 50% to 70% following his promotion to interim Chief Financial Officer.

In addition, the Committee increased each Named Executive Officer’s target bonus opportunity based on market data provided by the Committee’s independent consultant. In connection with the July 1 salary increases, the new target bonus levels were set at a level to provide target annual cash compensation opportunities consistent with the median of our peers.

		Bonus Goal		2nd-Half Bonus Opportunity
		Weightings		(% of Second Half Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum

Heath B. Clarke	CEO	80%	20%	56%	80%	120%
Stanley B. Crair	President & COO	75%	25%	42%	60%	90%
Kenneth S. Cragun	CFO and Secretary(1)	70%	30%	28%	40%	60%
Michael O. Plonski	CTO	70%	30%	31.5%	45%	67.5%
Scott Reinke	General Counsel	50%	50%	28%	40%	60%
Brenda Agius	Former CFO(2)	70%	30%	38.5%	55%	82.5%

(1)	Mr. Cragun was promoted to Interim Chief Financial Officer effective October 18, 2010. The bonus targets and the split between Company and Individual performance goals reflect changes approved by the Committee concurrent with Mr. Cragun’s promotion.

(2)	Ms. Agius served as our Chief Financial Officer until October 18, 2010.

Second-Half Bonus: Company Performance Component

As with the First Half period, the Committee determined that Company performance would be measured equally on revenue and adjusted net income. The revenue and adjusted net income targets were set to the Company’s budget for the period. The revenue and adjusted net income goals for the Second Half period were 26% and 217% higher than in the First-Half period, respectively. The Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 70% and 150% of target. For the Second-Half period, the Company’s performance was below-target for the revenue goal and above-target adjusted net income goals. The resulting bonus payout for the Company performance component was 129% of target. The performance levels and actual performance for Second-Half 2010 shown in detail below:

		2nd-Half Company
		Performance Goals
		Threshold	Target	Maximum	Actual 2-H Results		1-H
Metric	Weighting	($ mil.)	($ mil.)	($ mil.)	($ mil.)		Bonus %

Revenue	50%	$33.29	$47.56	$71.34	$42.23		78%
Adjusted Net Income	50%	$5.257	$7.51	$11.27	$8.42		124%
					Total Bonus	%	101%

Second-Half Bonus: Individual Performance Component

In the Second-Half period, the determination of the individual performance component of each Named Executive Officer’s bonus followed the same process as used in the First-Half period, except that the Committee approved Mr. Cragun’s bonus following his promotion to interim Chief Financial Officer.

Heath B. Clarke — The Committee awarded Mr. Clarke a bonus equal to 106% of target for the individual performance component. In addition to delivering strong financial performance during the period, the Committee recognized Mr. Clarke’s achievement of the following key strategic objectives: Local.com website enhancements, integration of Octane360 products, services and operations into Local.com and increasing related revenues from Octane360, certain financing and corporate development activities, among others. Each of these objectives were met or exceeded. Other objectives, including achievement of certain traffic targets, achieving certain subscriber targets, and achieving certain Network partner targets were not fully achieved.

Stanley B. Crair — Based in part on the CEO’s recommendation, the Committee approved Mr. Crair’s individual performance bonus component at 97% of target. Mr. Crair’s goals were tied to Local.com website enhancements, achieving certain Network partner targets, achievement of subscriber targets, integrating Octane360 products, services and operations into Local.com, developing certain compensation structures, certain marketing goals, achievement of traffic targets, enhancement of traffic reporting systems. The Committee’s decision to award an amount below target was based on achievement of most goals satisfactorily, including some, such as Octane360 integration and achievement of certain Network partner targets, that were outperformed against target, offset by achievement of less than targeted traffic objectives and subscriber targets.

Kenneth S. Cragun — Based in part on the CEO’s recommendation, the Committee approved Mr. Cragun’s individual performance bonus component at 116% of target. Mr. Cragun’s goals were tied enhancing the financial and business models for certain of the Company’s business units, certain financial modeling enhancements and allocation methodologies, integration targets related to the Octane360 acquisition, enhancing certain regulatory compliance plans, certain financing activities, and assuming role of Interim Chief Financial Officer. The decision to award Mr. Cragun an amount above target was based on the Committee’s determination that Mr. Cragun met the vast majority of these goals, exceeded certain others, including with respect to the financing matters and assuming his new Chief Financial Officer duties, while performing slightly below target with respect to certain financial modeling enhancements and allocation methodologies.

Michael O. Plonski — Based in part on the CEO’s recommendation, the Committee approved Mr. Plonski’s individual performance bonus component at 112% of target. Mr. Plonski’s goals were related to increasing achieving traffic targets, Local.com website enhancements, integration targets related to the Octane360 acquisitions, certain facilities related goals, enhancement of certain product functionality, certain financing activities. The decision to award Mr. Plonski an amount above target was based on the Committee’s determination that Mr. Plonski met many or his targets, exceeded others, including the Local.com website enhancements and facilities related goals, while underperforming others, including with respect to certain product enhancement goals and traffic targets.

Brenda Agius — Ms. Agius’ employment with the Company was terminated prior to the completion of the Second-Half period. As such, Ms. Agius did not earn a bonus under the Bonus Plan.

Scott Reinke — Based in part on the CEO’s recommendation, the Committee determined Mr. Reinke’s individual performance bonus component to be earned at 127% of target. Mr. Reinke’s goals were tied to assuming certain legal functions in-house, establishing new outside counsel contacts, certain corporate development activities, developing certain intellectual property initiatives, and assisting with financing activities. The decision to award Mr. Reinke an amount above target was based on the Committee’s determination that Mr. Reinke exceeded the vast majority of these goals, while performing slightly below target with respect to only one target related to the establishing new outside counsel contacts.

Total Second-Half bonuses for our Named Executive Officers are summarized in the following table.

				Actual
	Total 2nd-Half	Performance	Actual	2nd-Half
Executive Officer	Target Bonus	Components	Bonus %	Cash Bonus

Heath B. Clarke	$166,000	Company (80%)	101%	$134,051
		Individual (20%)	106%	$35,175

				$169,226

Stanley B. Crair	$86,100	Company (75%)	101%	$65,183
		Individual (25%)	97%	$20,799

				$85,982

Kenneth S. Cragun	$37,672	Company (70%)	101%	$26,619
		Individual (30%)	116%	$13,067

				$39,686

Michael O. Plonski	$60,300	Company (70%)	101%	$42,608
		Individual (30%)	112%	$20,236

				$62,844

Scott Reinke	$45,500	Company (50%)	101%	$22,964
		Individual (50%)	127%	$28,796

				$51,760

Brenda Agius	$73,700	Company (70%)	0%	$0
		Individual (30%)	0%	$0

				$0

Discretionary Bonuses

On January 27, 2011, the Committee approved payment of a $3,500 bonus to Mr. Reinke in recognition of his exemplary efforts in connection with a certain business development transaction. This award was made outside of the Bonus Plan because such effort was not included in Mr. Reinke’s individual performance goals under the Bonus Plan.

Long-Term Incentive Equity Awards

The Company relies on long-term incentive equity awards as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value for our Company. The Company has historically made annual grants of stock options to align the interests of our executives with those of our shareholders, while promoting focus by our executives’ on the long-term financial performance of the Company, and, through staggered grants with extended time-based vesting requirements, to enhance long-term retention of our executives.

The NCCG Committee considers competitive grant data for comparable positions as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to the Company when determining the size of equity-based awards. Additionally, the NCCG Committee also considers the executive’s historic total compensation, including prior equity grants and value realized from those grants, as well as the number and value of shares owned by the executive, the number and value of shares which continue to be subject to vesting under outstanding equity grants previously made to such executive, and each executive’s tenure, responsibilities, experience and value to the Company. No one fact is given any specific weighting and the NCCG Committee exercises its judgment to determine the appropriate size of awards.

As with prior years, all of the Company’s 2010 long-term incentive grants to our Named Executive Officers were in the form of stock options with an exercise price that is equal to the closing price of our common stock on the grant date. As a consequence, our Named Executive Officer will only realize actual, delivered compensation value if our shareholders realize value through stock price appreciation after the date of grant of the options. The stock options also function as a retention incentive for our executives as they generally vest in installments over a period of three years after the date of grant.

2010 Annual Option Grants.  In December 2010, the NCCG Committee approved grants of stock options to each of the then-employed Named Executive Officers. The NCCG Committee considered the factors identified above in determining the amounts of these grants. The stock option awards granted to the Named Executive Officers in December 2010 are scheduled to vest over a three-year period, contingent on the executive’s continued employment with the Company through the third-anniversary of the grant date, subject to certain earlier vesting in the event of certain severance and change in control scenarios, each as more particularly described below.

Promotion Grant for Mr. Cragun.  In October 2010, the NCCG Committee approved a grant of stock options to Mr. Cragun in connection with his assuming the role of interim chief financial officer. Another subsequent grant of stock options was made to Mr. Cragun when he was named our permanent chief financial officer. These grants were negotiated with Mr. Cragun in connection with his joining the Company and determined based on his experience and qualifications, as well as his expected responsibilities with the Company.

Grant Practices.  The Company does not have any plan, program, or practice to time the grant of equity-based awards to our executives or any of our employees in coordinate with the release of material non-public information. All equity grants are made under the Company’s stock plans, which have been approved by the Company’s stockholders. The per share exercise price of stock options cannot be less than the closing sale price of the Company’s common stock on the grant date. The NCCG Committee typically makes annual grants of stock options in the month of December and when an officer begins employment or is promoted.

Severance and Change in Control Severance Benefits

The Company provides severance, including change-in-control severance, to each of the Named Executive Officers as well as other members of the Company’s management team, as provided for in their respective employment agreements. It is the belief of the NCCG Committee that the severance offered by the Company helps to retain the Company’s management team, including its Named Executive Officers, by providing a stable work environment in which these employees are provided certain economic benefits in the event their employment is actually or constructively terminated, including in connection with a change in control of the Company. It also helps to create a mutually beneficial separation as the Company is able to secure a release from claims. The Company believes that the occurrence, or potential occurrence, of a change-in-control transaction may create uncertainty regarding continued employment of our executives and other key employees and the change-in-control severance benefits offered by the Company will alleviate much of that uncertainty. The material terms of the change-in-control severance benefits offered to our Named Executive Officers are described below in the section entitled “Employment Agreements and Change in Control Arrangements with Our Named Executive Officers.”

In providing severance agreements, the NCCG Committee considers best practices. Severance benefits available following a change-in-control are provided only on a “double-trigger” basis which means that there must be both a change in control of the Company and a termination, either actually or constructively, of the eligible employee’s employment in the circumstances described in the “Employment Agreements and Change in Control Arrangements with Our Named Executive Officers” section below. In addition, when the Company entered into amended agreements with its Named Executive Officers in 2010, excise tax gross-up provisions and “single-trigger” severance payment provisions were removed. The Company does not maintain any severance plans beyond the severance benefits provided for in the employment agreements with our Named Executive Officers and other members of the Company’s management team.

Under their employment agreements, each of our Named Executive Officers, including Mr. Clarke, would be entitled to severance benefits in the event of his termination by the Company without cause or by the Named Executive Officer for good reason, or to due to his disability and, to a lesser extent, his death. The NCCG Committee determined that it is appropriate to provide the Named Executive Officers with these severance benefits under these circumstances in light of their positions with the Company, general competitive practices, and as part of their overall compensation package.

The Named Executive Officers and certain other members of the management team are also entitled to accelerated vesting of all of their respective stock option awards in the event of a change in control or a termination without cause by the Company or a termination for good reason by the Named Executive Officer within the 120 day period preceding or following a change in control of the Company. Further, if accelerated vesting of all stock option awards is not available as described above, the Named Executive Officers and certain other members of the management team are entitled to accelerated vesting of those stock option awards that would vest during the initial period of their employment agreements with the Company in the event of a termination without cause by the Company or a termination for good reason by the Named Executive Officer outside of the 120 day period preceding or following a change in control of the Company. The NCCG Committee determined that this severance benefit was appropriate for each of its Named Executive Officers and certain of its management team based upon their positions with the Company, general competitive practices, and as part of their overall package.

Recipients of long-term incentive equity awards are also entitled to limited severance protections with respect to awards granted prior to the applicable severance event. The NCCG Committee determined that these protections help maximize the retention benefits to the Company of the long-term incentive equity awards and are consistent with general competitive practices.

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2010, 2009 and 2008 by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers in 2010. We refer to our Chief Executive Officer, Chief Financial Officer and

these other executive officers as the named executive officers in this amendment to our annual report on Form 10-K/A.

2010 Summary Compensation Table

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)

Heath B. Clarke	2010	382,500	333,226	454,047	—	1,169,773
Chief Executive Officer	2009	310,833	246,289	105,331	—	662,453
and Chairman of the Board	2008	270,000	115,514	265,221	—	650,735
Stanley B. Crair	2010	278,500	167,493	268,300	—	714,293
President and Chief	2008	256,667	157,906	57,345	—	471,918
Operating Officer	2008	230,000	79,910	191,549	—	501,459
Kenneth S. Cragun(2)	2010	206,277	74,689	141,568	—	422,534
Chief Financial Officer and Secretary
Michael O. Plonski(3)	2010	264,000	126,645	53,660	—	444,305
Chief Technology Officer	2009	113,331	88,636	942,136	75,000	1,219,103
Scott Reinke(4)	2010	221,250	93,055	103,192	—	417,497
General Counsel
Brenda Agius(5)	2010	208,167	64,952	—	115,302	388,421
Former Chief Financial	2009	221,667	128,470	348,842	75,000	773,979
Officer and Secretary

(1)	The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year option	Expected		Risk free	Dividend
granted	life	Volatility	interest rate	yield

2010	5.2 years	86.08%	1.90%	None
2009	7.0 years	100.00%	2.76%	None
2008	7.0 years	100.00%	3.50%	None

(2)	Mr. Cragun was promoted to interim chief financial officer and became a Named Executive Officer in October 2010. As a result, the 2010 Summary Compensation Table only includes his 2010 compensation information.

(3)	Mr. Plonski joined us on July 27, 2009, and was paid his salary from that date. During 2009, Mr. Plonski received other compensation of $75,000 for relocation.

(4)	Mr. Reinke was not a named executive officer prior to 2010. As a result, the 2010 Summary Compensation Table only includes his 2010 compensation information.

(5)	Ms. Agius joined us on February 23, 2009, and was paid her salary from that date until her resignation as our Chief Financial Officer effective October 18, 2010. During 2009, Ms. Agius received other compensation of $75,000 for relocation. During 2010, Ms. Agius received severance pay in accordance with her separation agreement.

Stock Options Granted — 2010

The following table provides information regarding grants of stock options that we granted to the named executive officers during the fiscal year ended December 31, 2010. All options were granted at the fair market value of our Common Stock on the date of grant, as determined by our Board. Each option represents the right to purchase one share of our Common Stock. None of the shares subject to options are vested at the time of grant and 33.33% of the shares subject to such option grants vest on the date which is one year from the date of grant. The remainder of the shares vests in equal quarterly installments over the eight quarters thereafter.

2010 Stock Options Granted

		All Other
		Option Awards:
		Number of		Grant Date
		Securities	Exercise or	Fair Value
		Underlying	Base Price of	of Stock and
		Options	Option Awards	Option Awards
Name	Grant Date	(#)(1)	($/Sh)	($)

Heath B. Clarke	12/10/2010	110,000	6.01	454,047
Stanley B. Crair	12/10/2010	65,000	6.01	268,300
Kenneth S. Cragun	10/18/2010	25,000	4.85	87,907
	12/10/2010	13,000	6.01	53,660
Michael O. Plonski	12/10/2010	13,000	6.01	53,660
Scott Reinke	12/10/2010	25,000	6.01	103,193

(1)	33.33% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

Employment Agreements and Change in Control Arrangements with Our Named Executive Officers

Employment Agreements

We entered into amended and restated employment agreements with each of Messrs. Clarke, Crair, Cragun, Plonski and Reinke and Ms. Agius on April 26, 2010, and a subsequently amended and restated employment agreement with Mr. Cragun on October 18, 2010, upon his appointment as interim chief financial officer. Each of those employment agreements has a term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

If we terminate an executive’s employment agreement without cause (the definition of which is summarized below), or if an executive terminates his or her agreement with good reason (the definition of which is also summarized below), each as defined in the agreement, we are obligated to pay that executive: (i) his or her annual salary and other benefits earned prior to termination, (ii) his or her annual salary payable over one year after termination, (iii) an amount equal to all bonuses earned during the four quarters immediately prior to the termination date, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by the executive to exercise stock options, (iv) benefits for 12 months following the date of termination, (v) the vesting of all options that would have vested had the executive’s employment agreement remained in force through the end of the initial one-year term of the amended and restated agreement will be fully vested immediately prior to such termination, and (vi) the right for 12 months from the date of termination to exercise all vested options granted to the executive.

Notwithstanding the foregoing, in the event of a change of control or a termination without cause or for good reason by the executive within 120 days of a change of control, all options granted to the executive will be immediately vested and remain exercisable through the end of the option term as if the executive were still employed by the Company. Furthermore, in the event of a termination without cause of for good reason by the executive in connection with a change of control, we are obligated to pay that executive: (i) his or her annual salary and other benefits earned prior to termination, (ii) 1.25 times his or her annual salary payable in a lump sum, (iii) an amount equal to 1.25 times all bonuses earned during the four quarters immediately prior to the termination date or immediately prior the date of the change of control, whichever is greater, payable in a lump sum, and (iv) benefits for 15 months following the date of termination.

Under the terms of the agreements, a change of control is deemed to have occurred generally in the following circumstances:

•	The acquisition by any person of 35% or more of the securities of the Company, exclusive of securities acquired directly from the Company;

•	The acquisition by any person of 50% or more of the combined voting power of the Company’s then outstanding voting securities;

•	Certain changes in the composition of the Board;

•	Certain mergers and consolidations of the Company where certain voting thresholds or ownership thresholds are not maintained; and

•	The approval of a plan of liquidation of the Company or the consummation of the sale of all or substantially all of the Company’s assets where certain voting thresholds are not maintained.

Under the terms of the agreements, “cause” is generally defined as:

•	Conviction of a felony involving the crime of theft or a related or similar act of unlawful taking, or a felony involving the federal or California securities or pension laws, or any felony, which results in material economic harm to the Company;

•	Engagement in the performance of the executive’s duties or otherwise to the material and demonstrable detriment of the Company, in willful misconduct, willful or gross neglect, fraud, misappropriation or embezzlement;

•	Failure to adhere to lawful and reasonable directions of the Board or failure to devote substantially all of the business time and effort to the Company, upon notice; and

•	Material breaches of the agreement by executive.

Under the terms of the agreements, good reason is generally defined as:

•	A reduction in salary or failure to pay salary when due;

•	A material diminution in the executive’s title, authority, duties, reporting relationship or responsibilities;

•	Material breach of the agreement by the Company;

•	Failure to have any successor in interest to the Company assume the employment agreement;

•	A relocation of the executive to offices farther than 25 miles away from the location set forth in the agreement;

•	A change in executive’s reporting; and

•	The assignment to executive of any duties or responsibilities which are inconsistent with her status, position or responsibilities.

Separation Agreement

We entered into a separation and general release agreement (“Separation Agreement”) with Brenda Agius, our former chief financial officer and secretary. Under the terms of the Separation Agreement, we paid Ms. Agius her unpaid, earned wages and unused vacation pay and are obligated to pay her $268,000, representing one year’s base salary, in equal installments over the twelve month period following her separation from the Company. We will also pay Ms. Agius a bonus of $118,938, representing bonus earned over the previous four quarters immediately prior to the Separation Agreement, the first 50% of which was paid on December 30, 2010, and the remaining 50% shall be payable on or before July 1, 2011. In addition, we have agreed to pay 100% of Ms. Agius’ health insurance premiums through October 2011 to the extent Ms. Agius elected to continue her health care insurance coverage under COBRA. Ms. Agius has the right to exercise any vested stock option through October 18, 2011. Additionally, we agreed that in any transaction constituting a “Change of Control” (as defined in Ms. Agius’ employment agreement), Ms. Agius will be included in any continuing “tail” coverage with respect to director and officer insurance policies that may be purchased for or provided to our current directors and officers at the time of any such Change of Control, as if Ms. Agius were still employed by us.

Outstanding Equity Awards at Fiscal Year-End — 2010

The following table sets forth the number of shares of Common Stock subject to exercisable and unexercisable stock options held as of December 31, 2010, by each of our named executive officers.

2010 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date

Heath B. Clarke	114,118	—		4.00	12/31/2011
	29,676	—		16.59	1/14/2015
	10,331	—		5.53	5/18/2015
	15,000	—		9.90	6/3/2015
	26,512	—		6.79	11/15/2015
	29,642	—		4.21	3/9/2016
	25,358	—		4.21	3/9/2011
	19,579	—		3.84	12/14/2011
	67,500	—		4.74	12/13/2017
	44,999	22,501	(1)	4.74	12/13/2017
	—	67,500	(2)	4.70	6/3/2018
	37,154	33,683	(3)	1.57	3/12/2019
	—	110,000	(4)	6.01	12/10/2020
Stanley B. Crair	118,000	—		7.75	7/6/2015
	15,500	—		6.29	8/12/2015
	40,000	—		3.83	3/9/2016
	44,500	—		3.49	12/14/2016
	48,750	—		4.74	12/13/2017
	32,499	16,251	(1)	4.74	12/13/2017
	—	48,750	(2)	4.70	6/3/2018
	22,672	18,338	(3)	1.57	3/12/2019
	—	65,000	(4)	6.01	12/10/2020
Kenneth S. Cragun	20,999	25,001	(5)	2.31	4/1/2019
	—	19,167	(6)	2.31	4/1/2019
	—	19,166	(7)	2.31	4/1/2019
	—	25,000	(8)	4.85	10/18/2020
	—	13,000	(4)	6.01	12/10/2020
Michael O. Plonski	53,296	75,834	(9)	4.34	8/11/2019
	—	43,333	(10)	4.34	8/11/2019
	—	43,333	(11)	4.34	8/11/2019
	—	43,334	(12)	4.34	8/11/2019
	—	13,000	(4)	6.01	12/10/2020

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date

Scott Reinke	22,914	27,088	(13)	3.38	4/30/2019
	10,416	14,584	(14)	4.21	8/11/2019
	—	25,000	(15)	4.21	8/11/2019
	—	25,000	(4)	6.01	12/10/2020
Brenda Agius	101,110	—		1.62	10/18/2011

(1)	33.33% of total grant vested on December 13, 2009, and the remainder vests each quarter over the next 8 quarters commencing after December 13, 2009.

(2)	33.33% of total grant vests on June 3, 2011, and the remainder vests each quarter over the next 8 quarters commencing after June 3, 2011.

(3)	33.33% of total grant vested on March 12, 2010, and the remainder vests each quarter over the next 8 quarters commencing after March 12, 2010.

(4)	33.33% of total grant vests on December 10, 2011, and the remainder vests each quarter over the next 8 quarters commencing after December 10, 2011.

(5)	33.33% of total grant vested on April 1, 2010, and the remainder vests each quarter over the next 8 quarters commencing after April 1, 2010.

(6)	33.33% of total grant vests on April 1, 2011, and the remainder vests each quarter over the next 8 quarters commencing after April 1, 2011.

(7)	33.33% of total grant vests on April 1, 2012, and the remainder vests each quarter over the next 8 quarters commencing after April 1, 2012.

(8)	33.33% of total grant vests on October 18, 2011, and the remainder vests each quarter over the next 8 quarters commencing after October 18, 2011.

(9)	33.33% of total grant vested on July 27, 2010, and the remainder vests each quarter over the next 8 quarters commencing after July 27, 2011.

(10)	33.33% of total grant vests on July 27, 2011, and the remainder vests each quarter over the next 8 quarters commencing after July 27, 2011.

(11)	33.33% of total grant vests on July 27, 2012, and the remainder vests each quarter over the next 8 quarters commencing after July 27, 2012.

(12)	33.33% of total grant vests on July 27, 2013, and the remainder vests each quarter over the next 8 quarters commencing after July 27, 2013.

(13)	33.33% of total grant vested on April 30, 2010 and the remainder vests each quarter over the next 8 quarters commencing after April 30, 2010.

(14)	33.33% of total grant vested on August 3, 2010 and the remainder vests each quarter over the next 8 quarters commencing after August 3, 2010.

(15)	33.33% of total grant vests on August 3, 2011, and the remainder vests each quarter over the next 8 quarters commencing after August 3, 2011.

Options Exercises and Stock Vested — 2010

The following table sets forth the information concerning stock options that were exercised during the fiscal year ended 2010 for our named executive officers. There we no stock awards vesting during the fiscal year ended 2010.

	Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)

Heath B. Clarke	52,990	$196,643
Stanley B. Crair	10,000	$60,153
Kenneth S. Cragun	4,000	$18,965
Michael O. Plonski	870	$2,749
Scott Reinke	24,996	$127,000

Transactions with Related Persons

Our Audit Committee monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Audit Committee include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

•	the aggregate amount involved is determined to by the Audit Committee to be material;

•	the Company is a participant; and

•	any of the following has or will have a direct or indirect interest in the transaction:

•	an executive officer, director, or nominee for election as a director;

•	a greater than five percent beneficial owner of our Common Stock; or

•	any immediate family member of the foregoing.

When reviewing transactions with related person, the Audit Committee applies the standards for evaluating conflicts of interest outlined in the Company’s written Code of Business Conduct and Ethics. There were no reportable transactions during 2010.

Termination and Change of Control Benefits

The table below sets forth estimated payments with respect to our Named Executive Officers upon the termination of employment with the Company under various circumstances and upon a change in control (“CIC”).

				Involuntary
				Without
	Involuntary	Involuntary		Cause or For
	For Cause	Without Cause		Good Reason
	or Without	or For	Death/	In Connection With
	Good Reason	Good Reason	Disability	CIC

Heath B. Clarke
Cash Severance	$—	$747,000	$747,000	$933,750
Stanley B. Crair
Cash Severance	$—	$459,200	$459,200	$574,000
Kenneth S. Cragun
Cash Severance	$—	$308,000	$308,000	$385,000
Michael O. Plonski
Cash Severance	$—	$388,600	$388,600	$485,750
Scott Reinke
Cash Severance	$—	$318,500	$318,500	$398,125

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2010, by members of our Board, unless the director is also a named executive officer:

2010 Director Compensation

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)

Norman K. Farra Jr.(2)	62,850	36,117	98,967
Philip K. Fricke(3)	66,950	36,117	103,067
Theodore E. Lavoie(4)	76,950	36,117	113,067
John E. Rehfeld(5)	79,900	36,117	116,017

(1)	The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

		Risk free	Dividend
Expected life	Volatility	interest rate	yield

5.2 years	85.35%	1.98%	None

(2)	As of December 31, 2010, Mr. Farra held options to purchase an aggregate of 138,750 shares of our Common Stock.

(3)	As of December 31, 2010, Mr. Fricke held options to purchase an aggregate of 129,750 shares of our Common Stock.

(4)	As of December 31, 2010, Mr. Lavoie held options to purchase an aggregate of 98,750 shares of our Common Stock.

(5)	As of December 31, 2010, Mr. Rehfeld held options to purchase an aggregate of 139,544 shares of our Common Stock.

Non-employee members of the Board receive an annual retainer of $30,000 plus $1,500 for each in-person or telephonic meeting attended and $750 for each in-person meeting attended telephonically. The Lead Director receives an annual fee of $12,500. The Chairman of the Audit Committee receives an annual fee of $15,000. The Chairman of the Nominating, Compensation and Corporate Governance Committee receives an annual fee of $10,000. Members of committees of the Board receive $1,200 for each committee meeting attended. In addition, all members of the Board receive an annual grant of an option to purchase 15,000 shares of our Common Stock. New members to the Board receive a grant of an option to purchase 20,000 shares of our Common Stock and a pro-rata amount of the regular annual grant amount of an option to purchase 15,000 shares of our Common Stock. One-half of each of the options granted to the member of the Board are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months. In December 2010, the Nominating, Compensation and Corporate Governance Committee of the Board considered the findings and recommendations of its compensation consultant, Frederic W. Cook & Co., Inc. and, as a result, the Nominating, Compensation, and Corporate Governance Committee recommended and the full Board approved an option grant to each of the Board’s independent members to purchase a total of 8,750 shares of our Common Stock as a pro-rata option grant, allowing all future grants to coincide with our annual meeting of stockholders at which directors are elected, beginning in 2013. One-half of the options granted vested on the date of grant and the remainder vests each month over the next seven months. Finally, it was determined that all future stock option grants, including the 8,750 shares granted, would have a post-separation exercise period of two years, compared to the previous practice of three months.

Nominating, Compensation and Corporate Governance Committee Report

The NCCG Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis Section of this proxy statement. Based upon this review and discussion, the

NCCG Committee recommended to the Board of Directors that the Compensation Discussion and Analysis Section be included in this proxy statement.

NCCG Committee of the Board of Directors

John E. Rehfeld (Chairman)
Theodore E. Lavoie
Philip K. Fricke

April 26, 2011

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our Common Stock as of April 25, 2011:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of Common Stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of April 25, 2011, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 21,226,652 shares of Common Stock outstanding as of April 25, 2011.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local.com Corporation, 7555 Irvine Center Drive, Irvine, CA 92618.

		Percentage of
	Number of Shares	Shares
	of Common Stock	Beneficially
Name and Address of Beneficial Owner	Beneficially Held	Owned

Executive Officers and Directors:
Heath B. Clarke(1)	441,733	2.0%
Stanley B. Crair(2)	346,630	1.6%
Kenneth S. Cragun(3)	35,721	*%
Michael O. Plonski(4)	75,322	*%
Scott Reinke(5)	27,083	*%
Norman K. Farra Jr.(6)	227,991	1.1%
Philip K. Fricke(7)	110,526	*%
Theodore E. Lavoie(8)	83,123	*%
John E. Rehfeld(9)	189,667	*%
All directors and executive officers as a group (9 persons) (10)	1,542,946	6.8%

*	— less than 1%

(1)	Includes 441,733 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(2)	Includes 346,630 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(3)	Includes 35,721 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(4)	Includes 74,963 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(5)	Includes 27,083 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(6)	Includes 100,618 shares issuable upon the exercise of warrants, 119,373 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011 and 4,500 shares with indirect beneficial ownership by Mr. Farra as custodian for his daughter.

(7)	Includes 110,373 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(8)	Includes 79,373 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(9)	Includes 105,167 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011.

(10)	Includes 100,618 shares issuable upon the exercise of warrants, 1,340,416 shares issuable upon the exercise of options that are exercisable within 60 days of April 25, 2011, and 4,500 shares with indirect beneficial ownership.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2010, with respect to our compensation plans including our 1999 Plan, 2000 Plan, 2004 Plan, 2005 Plan, 2007 Plan and 2008 Plan under which we may issue shares of our common stock.

Equity Compensation Plan Information

Number of securities
remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,037,768	$5.02	868,632
Equity compensation plans not approved by security holders	—	—	—

Total	4,037,768	$5.02	868,632

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our Audit Committee monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Audit Committee include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

•	the aggregate amount involved is determined to by the Audit Committee to be material;

•	the Company is a participant; and

•	any of the following has or will have a direct or indirect interest in the transaction:

•	an executive officer, director, or nominee for election as a director;

•	a greater than five percent beneficial owner of our Common Stock; or

•	any immediate family member of the foregoing.

When reviewing transactions with related person, the Audit Committee applies the standards for evaluating conflicts of interest outlined in the Company’s written Code of Business Conduct and Ethics. There were no reportable transactions during 2010.

Director Independence

Nominating, Compensation
		Audit Committee	and Corporate Governance
Director	Independent(1)	Member	Committee Member

Heath B. Clarke	No
Norman K. Farra Jr.	Yes	X
Philip K. Fricke	Yes	X	X
Theodore E. Lavoie	Yes	X	X
John E. Rehfeld	Yes		X

(1)	The Board has determined that Messrs. Farra, Fricke, Lavoie and Rehfeld are “independent” within the meaning of the Nasdaq Capital Market director independence standards, as currently in effect. The Board further determined that Heath B. Clarke is not independent due to his position as our Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009

Audit Fees	$255,004	$185,527
Audit-Related Fees	16,345	3,010
Tax Fees	910	7,600
All Other Fees	950	1,635

Total Fees Paid	$273,209	$197,772

Audit Fees

The aggregate fees for the annual audit of our financial statements, review of our quarterly financial statements and the audit of internal controls in order to comply with the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

The aggregate fees for the auditor’s consent for use of our audited financial statements in our S-8 registration statement and our Form 10-K/A, and review of our Form 10-Q/A and SEC comment letter responses.

Tax Fees

The aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

The aggregate fees for services related to our acquisitions.

Our audit committee pre-approves all services provided by Haskell & White LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number		Description

2.1	(33)	Asset Purchase Agreement by and among the Registrant and Simply Static, LLC dated July 1, 2010.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant
3.2	(2)	Amendment to Restated Certificate of Incorporation of the Registrant
3.2	(3)	Amended and Restated Bylaws of the Registrant
3.3	(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation
3.4	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1	(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1	(6)#	1999 Equity Incentive Plan
10.2	(6)#	2000 Equity Incentive Plan
10.3	(1)#	2004 Equity Incentive Plan, as amended.
10.4	(7)#	2005 Equity Incentive Plan.
10.5	(8)#	2007 Equity Incentive Plan.
10.6	(9)#	2008 Equity Incentive Plan, as amended.
10.7	(10)#	Separation and General Release Agreement, dated as of February 23, 2009, by and between Douglas S. Norman and the Registrant
10.8	(11)#	Description of the Material Terms of the Company’s Bonus Program as of January 27, 2010.
10.9	(12)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.10	(12)#	Second Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated April 26, 2010.
10.11	(12)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.

Exhibit
Number		Description

10.12	(12)#	Amended and Restated Employment Agreement by and between the Registrant and Brenda Agius dated April 26, 2010.
10.13	(12)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.14	(13)#	Third Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated October 18, 2010.
10.15	(13)#	Separation and General Release Agreement by and among the Registrant and Brenda Agius dated October 18, 2010.
10.16	(14)#	Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated April 26, 2010.
10.17	(6)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers
10.18	(15)#	Board of Directors Compensation plan, as amended, dated December 20, 2005
10.19	(16)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated February 12, 2010.
10.20	(17)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and among the Registrant and SuperMedia LLC.
10.21	(18)	Asset Purchase Agreement by and among the Registrant and Turner Consulting Group, LLC dated April 20, 2010.
10.22	(19)	Lease between the Irvine Company and the Registrant dated March 18, 2005
10.23	(12)	First Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.24	(12)	Second Amendment to Lease by and among the Registrant and The Irvine Company LLC dated April 21, 2010.
10.25	(20)	Asset Purchase Agreement by and among the Registrant and LaRoss Partners, LLC dated May 28, 2010.
10.26	(21)	Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.27	(22)	First Amendment dated September 28, 2009 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Square 1 Bank, and Local.com PG Acquisition Corporation.
10.28	(23)	Second Amendment dated February 5, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant, Local.com PG Acquisition Corporation, and Square 1 Bank.
10.29	(24)	Third Amendment dated June 9, 2010 to Loan and Security Agreement dated June 26, 2009, by and among Registrant and Square 1 Bank.
10.30	(25)	License Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.31	(25)~	Yahoo! Publisher Network Service Agreement dated October 17, 2005 by and between the Registrant and Overture Services, Inc.
10.32	(26)~	Amendment No. 3 to Yahoo! Publisher Network Agreement dated August 28, 2007 by and among the Registrant and Overture Services, Inc.
10.33	(27)~	Amendment No. 4 to Yahoo! Publisher Network Agreement dated April 16, 2009 by and among the Registrant and Yahoo! Inc.
10.34	(28)~	Amendment No. 5 to Yahoo! Publisher Network Agreement dated June 12, 2009 by and among the Registrant and Yahoo! Inc.
10.35	(29)~	Amendment No. 6 to Yahoo! Publisher Network Agreement dated November 12, 2009 by and among the Registrant and Yahoo! Inc.
10.36	(30)~	Amendment No. 7 to Yahoo! Publisher Network Agreement dated June 8, 2010 by and among the Registrant and Yahoo! Inc.

Exhibit
Number			Description

10.37		(31)	Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank.
10.38		(32)	Amendment dated August 5, 2010 to Loan and Security Agreement dated June 28, 2010, by and among Registrant and Silicon Valley Bank.
10.39		(34)	Sales and Services Agreement dated July 16, 2010 by and among the Registrant and LaRoss Partners, LLC.
10.40		(35)	Yahoo! Publisher Network Contract dated August 25, 2010 by and among the Registrant and Yahoo! Inc.
10.41		(36)	Amendment Number 1 to Yahoo! Publisher Network Contract dated August 30, 2010 by and among the Registrant and Yahoo! Inc.
10.42		(37)+	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.
10.43		(37)+	Domain Purchase and Development Agreement dated September 30, 2010 by and between the Registrant and SuperMedia LLC.
10.44		(37)	Asset Purchase Agreement dated September 30, 2010 by and between Registrant and Best Click Advertising.com, LLC.
10.45		(14)	Microsoft adCenter Terms and Conditions
10.46		(14)	Yahoo! Advertising Terms and Conditions
10.47		(11)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.
14		(38)	Code of Business Conduct and Ethics.
23	.1*		Consent of Haskell & White LLP, independent registered public accounting firm.
31	.1*		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

~	Superseded by Exhibits 10.40 and 10.41.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(7)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(8)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2009.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2010.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2010.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 23, 2009. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2009.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2010.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2010.

(25)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2007. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of April, 2011.

LOCAL.COM CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	April 29, 2011

/s/ Kenneth S. Cragun Kenneth S. Cragun	Chief Financial Officer, Principal Accounting Officer and Secretary	April 29, 2011

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	April 29, 2011

/s/ Philip K. Fricke Philip K. Fricke	Director	April 29, 2011

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	April 29, 2011

/s/ John E. Rehfeld John E. Rehfeld	Director	April 29, 2011

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