Form 10-Q
period 2011-03-31
LOCAL.COM
filed 2011-05-10
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2011 there were 21,231,284 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,213	$13,079
Accounts receivable, net of allowances of $297 and $297, respectively	13,094	11,912
Notes receivable — current portion	624	249
Prepaid expenses and other current assets	802	1,454

Total current assets	34,733	26,694

Property and equipment, net	7,405	7,119
Goodwill	17,339	17,339
Intangible assets, net	8,360	8,989
Long-term portion of note recievable	706	751
Deposits	52	52

Total assets	$68,595	$60,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,913	$7,626
Accrued compensation	1,461	1,906
Deferred rent	622	641
Warrant liability	1,281	2,840
Other accrued liabilities	421	651
Revolving line of credit	—	7,000
Deferred revenue	537	699

Total current liabilities	11,235	21,363

Deferred income taxes	188	188

Total liabilities	11,423	21,551

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 21,224 and 16,584, respectively	—	—
Additional paid-in capital	113,291	94,194

Accumulated deficit	(56,119)	(54,801)

Stockholders’ equity	57,172	39,393

Total liabilities and stockholders’ equity	$68,595	$60,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$16,795	$18,631

Operating Expenses:
Cost of revenues	10,988	10,802
Sales and marketing	3,282	3,098
General and administrative	2,610	1,914
Research and development	1,528	1,112
Amortization and write-down of intangibles	1,198	1,230

Total operating expenses	19,606	18,156

Operating income (loss)	(2,811)	475

Interest and other income (expense), net	(55)	(56)
Change in fair value of warrant liability	1,559	(272)

Income (loss) before income taxes	(1,307)	147

Provision for income taxes	11	13

Net income (loss)	$(1,318)	$134

Per share data:

Basic net income (loss) per share	$(0.07)	$0.01

Diluted net income (loss) per share	$(0.07)	$0.01

Basic weighted average shares outstanding	20,241	14,605
Diluted weighted average shares outstanding	20,241	15,918
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,318)	$134
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,847	1,476
Stock-based compensation expense	972	624
Change in fair value of warrant liability	(1,559)	272
Changes in operating assets and liabilities:
Accounts receivable	(1,182)	(1,914)
Note receivable	45	—
Prepaid expenses and other	652	53
Accounts payable and accrued liabilities	(1,407)	1,219
Deferred revenue	(162)	(154)

Net cash (used in) provided by operating activities	(2,112)	1,710

Cash flows from investing activities:
Capital expenditures	(935)	(356)
Issuance of notes receivable	(375)	—
Purchases of intangible assets	(520)	(1,216)

Net cash used in investing activities	(1,830)	(1,572)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Exercise of options	74	716
Public offering	18,227	—
Payment of financing related costs	(225)	—
Payment of revolving credit facility	(7,000)	—

Net cash provided by financing activities	11,076	716

Net increase in cash and cash equivalents	7,134	854
Cash and cash equivalents, beginning of the period	13,079	10,080

Cash and cash equivalents, end of the period	$20,213	$10,934

Supplemental cash flow information:
Interest paid	$31	$26

Income taxes paid	$9	$169

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 37,000 small business customers with a variety of web hosting and local online advertising products. Our Owned & Operated business unit (“O&O”) manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which collectively reaches over 15 million monthly unique visitors. Our Network business unit (“Network”) operates (i) a leading private label local syndication network of over 1,100 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers, to a distribution network of hundreds of websites. Our Sales & Ad Services business unit (“SAS”) provides over 37,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach. In May, 2011, the Company officially launched Spreebird, the company’s new daily deal service, website and brand. Spreebird represents the company’s new Social Buying business unit (“Social Buying”).
Principles of consolidation and basis of presentation
Our consolidated financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiary, Local.com PG Acquisition Corporation. All intercompany balances and transactions were eliminated. In April 2010, Local.com PG Acquisition Corporation merged with and into Local.com Corporation and the separate corporate entity of Local.com PG Acquisition Corporation ceased to exist. We have evaluated all subsequent events through the date the consolidated financial statements were issued.
The unaudited interim condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.
The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2011.
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
Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, accounts receivable, long and short term notes receivable, revolving line of credit and accounts payable. The fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying amount of the revolving line of credit approximates its fair value because the interest rate on these instruments fluctuates with market interest rates. The long term note receivable has a fixed interest rate considered to be market related and therefore the carrying value also approximates its fair value. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.
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
Intangible Assets
Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.
2. Notes receivable
During 2010 the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000, and $157,238 due on the 31st day of December of 2011, 2012, and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of March 31, 2011, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.
The Company also entered into five separate short term promissory notes with Digital Post Interactive, Inc., a Nevada corporation (“DGLP”) totaling $375,000 at March 31, 2011. Subsequent to March 31, 2011, DGLP notified the Company that they intend to seek bankruptcy protection. In conjunction with DGLP filing for bankruptcy, the Company entered into an asset purchase agreement with DGLP for the acquisition of substantially all of the assets of Rovion, Inc. (“Rovion”) a wholly-owned subsidiary of DGLP. As part of the asset purchase agreement, cash paid by the Company for the acquisition of assets will be used to repay the promissory notes in full. The asset purchase agreement will be completed upon the satisfaction of certain closing conditions, including the approval of the transaction by the bankruptcy court. On May 4, 2011 the bankruptcy court approved the asset purchase agreement.
3. Intangible assets
Intangible assets, net, consisted of the following (in thousands):

	March 31, 2011				December 31, 2010
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(years)				(years)
Developed technology	$4,488	$(2,584)	$1,904	4	$3,933	$(2,446)	$1,487	4
Non-compete agreements	98	(32)	66	2	83	(25)	58	2
Customer-related	12,939	(8,556)	4,383	4	12,939	(7,534)	5,405	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names — indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	500	(94)	406	4	500	(62)	438	4

	$20,057	$(11,697)	$8,360		$19,487	$(10,498)	$8,989

4. Acquisition
On January 1, 2011, the Company entered into an asset purchase agreement for the purchase of all the assets of iTwango. The assets acquired consisted of an early stage group-buying technology platform that allows advertisers to submit discounted offers to consumers who receive those geo-targeted offers daily via email and various other sources. The Company made an initial payment of $300,000 and issued a total of 7,639 shares, worth approximately $50,000, for the assets. The initial agreement included certain earnout provisions for additional payments of up to $100,000. The Company made an initial earnout payment of $10,000 in January 2011. On February 25, 2011 the Company entered into a modification and release agreement whereby the Company made an additional payment of $90,000 in exchange for the release of any future liability to the Company as it relates to the earnout payments noted in the original asset purchase agreement. The assets acquired are being used in the Company’s new social buying business unit. As a result of this transaction, the Company recognized approximately $450,000 of amortizable intangible assets.
5. Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis for our indefinite lived intangible assets, as of December 31, 2010 and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
6. Web site development costs and computer software developed for internal use
Generally accepted accounting principles in the Unites States (“U.S. GAAP”) require that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2011, we capitalized $898,000, related to web site development. Amortization of capitalized web site costs was $381,000, for the three months ended March 31, 2011. During the three months ended March 31, 2010, we capitalized $212,000 related to web site development. Amortization of capitalized web site costs was $114,000 for the three months ended March 31, 2010. Capitalized web site costs are included in property and equipment, net.
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
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$(1,318)	$134

Denominator:
Denominator for historical basic calculation weighted average shares	20,241	14,605
Dilutive common stock equivalents:*
Options	—	966
Warrants	—	347

Denominator for historical diluted calculation weighted average shares	20,241	15,918

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.07)	$0.01

Historical diluted net income (loss) per share	$(0.07)	$0.01

*	For the three months ended March 31, 2011, potentially dilutive securities, which consist of options to purchase 4,104,161 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 1,477,936 shares of common stock at prices ranging from $4.32 to $8.09 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.
In January 2011, the Company consummated a public offering of 4,600,000 shares of common stock, at a price of $4.25 per share, for total proceeds, net of issue costs, of $18.2 million.

8. Composition of certain balance sheet and statement of operations captions
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Furniture and fixtures	$852	$835
Office equipment	399	397
Computer equipment	2,848	2,737
Computer software	7,046	6,249
Leasehold improvements	893	886

	12,038	11,104
Less accumulated depreciation and amortization	(4,633)	(3,985)

Property and equipment, net	$7,405	$7,119

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest income	$17	$6
Interest expense	(72)	(62)

Interest and other income (expense), net	$(55)	$(56)

9. Credit facility
On June 28, 2010, we entered into a Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”). The LSA provides us with a revolving credit facility of up to $30.0 million (the “Revolving Line”). The maturity date of the Revolving Line is June 28, 2013.
The LSA allows us to choose whether borrowings made from the Revolving Line bear interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio is less than one, at least one and not greater than two, or greater than two. The leverage ratio is our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination. For the quarter ended March 31, 2011 we elected the LIBOR rate as the interest rate for the facility.
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
We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012, and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our future financial results). As of March 31, 2011 we had no balance outstanding on the revolving line of credit and therefore such financial covenants were not applicable. Should we draw on the revolving line, we cannot assure you that we will remain in compliance with our financial covenants in the future. If we are unable to comply with our financial covenants, the lender may declare an event of default under the loan agreement, in which event all outstanding borrowings would become immediately due and payable and no further amounts would be available under the Revolving Line. The Company’s results for the first quarter of 2011 are such that the Company did not satisfy the quarterly EBITDA requirement of $1,000,000 under the Revolving Line. As such, we did not have any funds available under the revolving credit line with Silicon Valley Bank Line at the end of the first quarter of 2011 and do not expect to have any availability until such time as our quarterly results satisfy certain covenant requirements.
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
The Revolving Line replaced a $10 million credit facility with Square 1 Bank, entered into on June 26, 2009, pursuant to a loan and security agreement . The loan and security agreement expired by its terms on June 25, 2010, and we paid off the $3 million balance at that time.
During the first quarter of 2011 the Company repaid the total amount outstanding of $7 million on the Revolving Line.
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

	Three Months Ended March 31,
	2011	2010
Revenue by geographic region:
United States	$16,795	$18,631

Revenue by product:
Pay-Per-Click (PPC)	$12,427	$14,797
Local Promote (Subscription)	963	1,554
Domain Sales and Services	1,873	1,173
Banner Advertisement	1,532	1,095
Local Connect (License)	—	12

Total revenue	$16,795	$18,631

11. Stock-based compensation
Stock option activity under the equity incentive plans during the three months ended March 31, 2011 was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2010	4,037,768	$5.02
Granted	172,300	4.43
Exercised	(31,919)	2.33
Cancelled	(73,988)	4.43

Outstanding at March 31, 2011	4,104,161	$5.03	$1,310

Exercisable at March 31, 2011	2,038,507	$4.98	$868

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2011 and 2010 was $3.05 and $5.30 per option, respectively.

The aggregate intrinsic value of all options exercised during the three months ended March 31, 2011 and 2010 was $87,000 and $585,000, respectively.
The following table summarizes information regarding options outstanding and exercisable at March 31, 2011:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$1.01 - $2.00	419,120	5.9 years	$1.57	303,801	$1.57
$2.01 - $3.00	105,310	7.0 years	2.31	44,375	2.33
$3.01 - $4.00	726,060	6.4 years	3.69	434,790	3.71
$4.01 - $5.00	1,221,860	7.0 years	4.57	640,197	4.63
$5.01 - $6.00	282,591	7.4 years	5.50	152,951	5.64
$6.01 - $7.00	839,182	9.1 years	6.18	119,105	6.40
$7.01 - $8.00	221,862	5.1 years	7.49	190,112	7.51
$8.01 - $9.00	190,000	7.7 years	8.51	55,000	8.98
$9.01 - $10.00	15,000	4.2 years	9.90	15,000	9.90
$10.01 - $16.59	83,176	3.3 years	15.62	83,176	15.62

	4,104,161	7.1 years	$5.03	2,038,507	$4.98

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.04%	3.28%
Expected lives (in years)	5.2 years	6.1 years
Expected dividend yield	None	None
Expected volatility	85.35%	92.60%
Total stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 was as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$86	$20
Sales and marketing	319	156
General and administrative	448	301
Research and development	119	147

Total stock-based compensation expense	$972	$624

Basic and diluted net stock-based compensation expense per share	$0.05	$0.04

12. Stock repurchase program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. During the quarter ended March 31, 2011 the board of directors terminated the stock repurchase plan.

13. Warrants
On January 20, 2011, in connection with the completion of the offer and sale to the underwriter of 4,600,000 shares of common stock and in accordance with the anti-dilution provisions contained in each of the warrants to purchase up to 537,373 shares of common stock at an exercise price of $7.89 per share that were issued in a private placement transaction on August 1, 2007 (the “Series A Warrants”) and the warrants to purchase up to 537,373 shares of common stock at an exercise price of $9.26 per share that were issued in the same private placement transaction on August 1, 2007 (the “Series B Warrants”), the exercise price of the Series A Warrants and the Series B Warrants was reduced to $7.02 per share and $8.09 per share, respectively, and the Company issued an additional 66,207 Series A Warrants at an exercise price of $7.02 per share, which are immediately exercisable (the “New Series A Warrants”), and an additional 77,707 Series B Warrants at an exercise price of $8.09 per share, which are immediately exercisable (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”). The Series A Warrants and the Series B Warrants are exercisable until February 1, 2013 and February 3, 2014, respectively, and the New Series A Warrants and the New Series B Warrants are exercisable until February 1, 2013, and February 3, 2014, respectively.
Warrant activity for the three months ended March 31, 2011 was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2010	1,334,022	$7.88
Issued	143,914	7.60
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2011	1,477,936	$7.11

Exercisable at March 31, 2011	1,477,936	$7.11

The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2011:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	129,638	0.9 years	$4.60
$5.00 - $5.99	129,638	0.9 years	5.41
$7.00 - $7.99	603,580	1.8 years	7.02
$9.00 - $9.99	615,080	2.8 years	8.09

	1,477,936	2.1 years	$7.11

14. Fair Value Measurement of Assets and Liabilities
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	As of	Active Markets	Significant
	March 31,	for Identical	Unobservable
Description	2011	Assets (Level 1)	Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$20,213	$20,213	$—

Total financial assets	$20,213	$20,213	$—

Liabilities:
Warrant liability	$1,281	$—	$1,281

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

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of March 31, 2011, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.
The fair value of the warrant liability was estimated at March 31, 2011 grant using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of
	Related Warrants
	$8.09	$7.02
Risk-free interest rate	1.29%	0.80%
Expected lives (in years)	2.8 years	1.8 years
Expected dividend yield	None	None
Expected volatility	81.80%	70.22%
The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2010	$2,840
Change in fair value of warrant liability	(1,559)

Balance at March 31, 2011	$1,281

15. Subsequent Events
Rovion
On February 11, 2011, we entered into an asset purchase agreement with Digital Post Interactive, Inc., a Nevada corporation, and its wholly-owned subsidiary, Rovion, Inc., a Delaware corporation, pursuant to which we would acquire substantially all of the assets of Rovion (the “Rovion Agreement”). On March 23, 2011, the Company, DGLP and Rovion, agreed to mutually terminate the Rovion Agreement following notice from DGLP and Rovion to the Company that they intended to seek bankruptcy protection. Subsequently, the Company, DGLP and Rovion entered into negotiations to purchase the assets of Rovion in accordance with the bankruptcy proceedings.
On April 4, 2011, the Company entered into an Asset Purchase Agreement (“Agreement”) with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The assets acquired include:
•	A rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements;

•	A rich media advertising toolset, known as the Rovion Ad Management Platform (“RAMP”), targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RAMP control panel;

•	A workflow/tracking toolset that facilitates the schedules and tracking of In-Person ad requests, scheduling of actors and studios and the approval of scripts; and

•	Two professional quality green-screen studios and the maintenance of a network of relationships for access to additional professional quality green-screen studios throughout the United States.
The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the Agreement, the Company paid DGLP and Rovion $2,196,000 less $485,000 in loans owed by DGLP to Rovion. The transaction was funded from the Company’s cash on hand. Allocation of the purchase price will be determined based on a fair market valuation of the assets acquired. Except for liabilities arising from certain contracts to be assumed by the Company from and after the closing of the transaction and accounts payable related to Rovion, no other liabilities will be assumed by the Company in connection with the transaction.
The initial accounting for the Rovion asset purchase is not yet complete. We are currently analyzing the fair value of each major class of assets acquired and liabilities assumed. These fair value calculations and judgments are complex and not yet completed as of the date of this report.
Krillion
On April 29, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with Krillion, Inc., a Delaware corporation (“Krillion”), all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the SPA.
Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States. Krillion further provides the following products and services —
•	patent-pending local product search platform, the Krillion Localization Engine™ that helps connect customers with in-stock products at local retailers;

•	real-time StockCheck™ tool that enables web-savvy shoppers to find, compare and buy products at particular retail locations near them;

•	the ability for consumers to take advantage of in-store pickup and other convenience services offered by multichannel retailers and;

•	local product information that is available as a data service that powers the websites and applications of manufacturers and content providers, mobile providers and applications, and the rich media for marketers

The Company, Krillion and the Krillion stockholders also agreed to establish a $1.0 million escrow fund to secure the Company’s rights to seek indemnification under the Agreement, as well as any adjustment to the purchase price that might be required. The escrow fund will terminate the day on or after all the funds have been paid out of the escrow fund.
The initial accounting for the Krillion stock purchase is not yet complete. We are currently analyzing the fair value of each major class of assets acquired and liabilities assumed. These fair value calculations and judgments are complex and not yet completed as of the date of this report.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2010 and for the year ended December 31, 2010 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2011.
Overview
We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 37,000 small business customers with a variety of web hosting and local online advertising products.
Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,100 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites. Our Sales & Ad Services business unit provides over 37,000 direct monthly subscribers with web hosting or web listing products. Our Octane business, which is a part of our Sales & Ad Services business unit, significantly adds to the products and services we are able to offer our direct customers, including the sourcing, registration, development and hosting of geo-category based local website domains. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.
We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010, we also acquired Octane360. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.
In May, 2011, the Company launched Spreebird, the company’s new daily deal service, website and brand. Spreebird represents the company’s new Social Buying business unit.
Recent Developments
On January 14, 2011, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with respect to the offer and sale (the “Offering”) of 4,000,000 shares of our common stock at a price to the public of $4.25 per share. Under the terms of the Underwriting Agreement, we granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 600,000 shares of our common stock (the “Option Shares”) at the same purchase price to cover over-allotments, which was exercised in full by the underwriter on January 18, 2011. The offering of our common stock was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-147494) (the “Registration Statement”), including a related prospectus as supplemented by a Preliminary Prospectus Supplement dated January 13, 2011 and

Prospectus Supplement dated January 14, 2011, which we filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The Registration Statement was set to expire on January 15, 2011, but was extended as a result of our filing on January 14, 2011 of a new shelf registration statement on Form S-3 to register 8,000,000 shares of its common stock in replacement of the expiring Registration Statement (the “New Shelf Registration Statement”). While we sold 4,600,000 shares of our common stock in the Offering which reduced the number of available shares under the New Registration Statement, we intend to increase the number of available shares so that we will have up to 8,000,000 shares available for future offerings under the replacement registration statement. Net proceeds to the Company from the sale of shares in the Offering, after deducting underwriting discounts and commissions and other related expenses, was approximately $18.2 million.
On January 20, 2011, in connection with the completion of the Offering and in accordance with the anti-dilution provisions contained in each of the warrants to purchase up to 537,373 shares of common stock at an exercise price of $7.89 per share that were issued in a private placement transaction on August 1, 2007 and the warrants to purchase up to 537,373 shares of common stock at an exercise price of $9.26 per share that were issued in the same private placement transaction on August 1, 2007, the exercise price of the Series A Warrants and the Series B Warrants was reduced to $7.02 per share and $8.09 per share, respectively, and the Company issued an additional 66,207 Series A Warrants at an exercise price of $7.02 per share, which are immediately exercisable, and an additional 77,707 Series B Warrants at an exercise price of $8.09 per share, which are immediately exercisable. The Series A Warrants and the Series B Warrants are exercisable until February 1, 2013 and February 3, 2014, respectively, and the New Series A Warrants and the New Series B Warrants are exercisable until February 1, 2013, and February 3, 2014, respectively.
In January 2011, we entered into an asset purchase agreement with iTwango for the purchase of a deal-of-the-day technology platform. The purchase price, including earnout payments, totaled approximately $450,000 paid in a combination of cash and our common stock.
On February 11, 2011, the Company entered into an asset purchase agreement with Digital Post Interactive, Inc., a Nevada corporation, and its wholly-owned subsidiary, Rovion, Inc., a Delaware corporation, pursuant to which the Company would acquire substantially all of the assets of Rovion.
On March 23, 2011, the Company, DGLP and Rovion, agreed to mutually terminate the Rovion Agreement following notice from DGLP and Rovion to the Company that they intended to seek bankruptcy protection. Subsequently, the Company, DGLP and Rovion entered into negotiations to purchase the assets of Rovion in accordance with the bankruptcy proceedings.
On April 4, 2011, the Company entered into an Asset Purchase Agreement with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the Agreement, the Company paid DGLP and Rovion $2,196,000 less $485,000 in loans owed by DGLP to Rovion. The transaction was funded from the Company’s cash on hand. Allocation of the purchase price will be determined based on a fair market valuation of the assets acquired. Except for liabilities arising from certain contracts to be assumed by the Company from and after the closing of the transaction and accounts payable related to Rovion, no other liabilities will be assumed by the Company in connection with the transaction.
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

We have also taken steps to diversify our revenue sources, while maintaining our focus on local offerings, including through the acquisition of Octane360 and more recently the acquisition of the iTwango deal-of-the-day technology platform and its relaunch as Spreebird. Subsequent to quarter-end we also acquired all of the outstanding capital stock of Krillion, a local shopping data and content provider, and substantially all of the assets of Rovion, which includes a self-service rich media advertising platform.
We intend to continue making significant investments in the Spreebird business and Rovion and Krillion acquisitions as part of our initiative to diversify our revenue and promote the future growth of the Company.
As we also continue to invest in our core offerings, while pursuing the acquisitions noted above, we have increased our operating expenses, mainly related to traffic acquisition costs to bring users to our Local.com website, the deployment of new features and functionality across business units and the support of our acquired companies. We also intend to continue to increase our sales and marketing expenses to promote our Local.com website.
In the fourth quarter of 2010, in connection with Yahoo!’s integration of its advertising service with Microsoft’s Bing, we experienced a material reduction in the revenue per click (“RPC”) that Yahoo! pays for clicks on their advertisements on our sites. The material reduction in RPC from Yahoo! had a material adverse effect on our revenue and earnings results for the fourth quarter of 2010 and first quarter 2011. We continue to actively work with Yahoo! to improve RPC and have also been pursuing a number of other strategies, including, but not limited to, optimization of our SEM campaigns as well as optimization and deployment of advertiser feeds from existing and new partners. In the first quarter 2011 we normalized our operations to this shift in RPC from Yahoo! while continuing our efforts to maximize our revenue and earnings opportunities with Yahoo!. These and other strategies are intended to preserve revenue and net income. This lower level of monetization from Yahoo! is expected to continue through 2011. We cannot give assurances that our efforts to improve monetization with Yahoo! or any of the alternative strategies will be successful.
Sources of Revenue
We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.
Operating Expenses
Cost of Revenues
Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three months ended March 31, 2011, approximately 64% of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2011, advertising costs to drive consumers to our Local.com website were $8.1 million of which $6.1 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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
Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies also described in more detail in Note 1 to our consolidated financial statements included in our 2010 Annual Report on Form 10-K, involve judgments and estimates that are significant to the presentation of our consolidated financial statements.
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
During the year ended December 31, 2010 we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. We evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions were only effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable.

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
As of March 31, 2011, two customers, Yahoo! and SuperMedia represented 59% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.
Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis for our indefinite lived intangible assets, as of December 31, 2010 and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
Stock Based Compensation
Total stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 is as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$86	$20
Sales and marketing	319	156
General and administrative	448	301
Research and development	119	147

Total stock-based compensation expense	$972	$624

Basic and diluted net stock-based compensation expense per share	$0.05	$0.04

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	65.4	58.0
Sales and marketing	19.5	16.6
General and administrative	15.5	10.3
Research and development	9.1	6.0
Amortization and write-down of intangibles	7.1	6.6

Total operating expenses	116.7	97.5

Operating income (loss)	(16.7)	2.5
Interest and other income (expense), net	(0.3)	(0.3)
Change in fair value of warrant liability	9.3	(1.5)

Income (loss) before income taxes	(7.8)	0.8

Provision for income taxes	0.1	0.1

Net income (loss)	(7.8)%	0.7%

Three months ended March 31, 2011 and 2010
Revenue (dollars in thousands)

	Three Months Ended March 31,				Percent
	2011	(*)	2010	(*)	change
	(in thousands)		(in thousands)
Owned and operated	$10,242	61.0%	$10,717	57.5%	(4.4)%
Network	3,723	22.2%	5,189	27.9%	(28.3)%
Sales and advertiser services	2,830	16.8%	2,725	14.6%	3.9%

Total revenue	$16,795	100.0%	$18,631	100.0%	(9.9)%

Owned and operated revenue for the three months ended March 31, 2011 decreased $0.5 million, or 4.4%, compared to the same period in 2010. The decrease in revenue is primarily due to decreased monetization as our revenue per thousand visitors (“RKV”) decreased to $211 for the three months ended March 31, 2011 from $260 for the three months ended March 31, 2010 partially offset by an increase in traffic on our Local.com website. The decrease in RKV was a result of decreased RPC from Yahoo!, Inc., our largest customer. The decrease in RPC was due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. The decline in the revenue from Yahoo! started during the fourth quarter of 2010. This lower level of monetization from Yahoo! is expected to continue through 2011.
Network revenue for the three months ended March 31, 2011 decreased $1.5 million, or 28.3%, compared to the same period in 2010. The decrease is primarily due to a decrease in network partners on the Company’s distribution network due to the decreased RPC caused by the Yahoo!/Bing alliance.
Sales and advertiser services revenue for the three months ended March 31, 2011 remained relatively flat compared to the same period in 2010.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended March 31,				Percent
	2011	(*)	2010	(*)	change
Revenue from internal and outsourced sales	$824	29.1%	$825	30.3%	(0.1)%
Revenue from acquired bases	2,006	70.9%	1,900	69.7%	5.6%

Total sales and advertiser services revenue	$2,830	100.0%	$2,725	100.0%	3.9%

Sales and advertiser services revenue from acquired subscriber bases for the three months ended March 31, 2011 increased only 5.6%, compared to the same periods in 2010. Sales and advertiser services revenue from internal and outsourced sales efforts for the three months ended March 31, 2011 was consistent compared to the same period in 2010.
The base of small business subscribers decreased to approximately 37,000 on March 31, 2011 from approximately 48,000 on March 31, 2010. The decreased in the small business subscriber base is due to the Company’s decision to suspend acquisitions of LEC-billed subscriber bases in order to concentrate resources around the Octane360 product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to decline. Initially, the expected growth in revenue from Octane360 products is not expected to fully offset the decline in revenue from existing subscribers.
Based on the above, total revenue for the three months ended March 31, 2011, decreased 9.9%, compared to the same period in 2010.
The following table identifies our major customers across all product lines and on our Local.com website that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue
	Three Months Ended March 31,
Customer	2011	2010
Yahoo! Inc.	37.0%	49.4%
SuperMedia Inc.	22.7%	20.7%
Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
		Percent of		Percent of
		Total		Total	Percent
	2011	Revenue	2010	Revenue	Change
Cost of revenues	$10,988	65.4%	$10,802	58.0%	1.7%
Sales and marketing	3,282	19.5%	3,098	16.6%	5.9%
General and administrative	2,610	15.5%	1,914	10.3%	36.4%
Research and development	1,528	9.1%	1,112	6.0%	37.4%
Amortization and write-down of intangibles	1,198	7.1%	1,230	6.6%	(2.6)%

Total operating expenses	$19,606	116.7%	$18,156	97.5%	8.0%

Cost of revenues
Cost of revenues expense for the three months ended March 31, 2011 remained relatively flat compared to the same period in 2010. During the period we had decreased revenue share payments to distribution network partners due to decrease revenue relating to the distribution network, offset by increased traffic acquisition costs associated with driving more consumers to our Local.com website.

Sales and marketing
Sales and marketing expenses for the three months ended March 31, 2011 remained relatively flat compared to the same period in 2010 although somewhat higher as a percent of revenue.
General and administrative
General and administrative expenses for the three months ended March 31, 2011 increased by 36.4% compared to the same periods in 2010. The increase is due to higher personnel-related costs as a result of increased headcount, partially offset by a decrease in professional fees.
Research and development
Research and development expenses for the three months ended March 31, 2011 increased by 37.4%, compared to the same periods in 2010. The increase is mainly due to higher personnel-related costs and consulting fees as we continue to invest in our systems and technology platforms. We capitalized an additional $898,000 of research and development expenses for website development and amortized $381,000 during the three months ended March 31, 2011. We capitalized an additional $212,000 of research and development expenses for website development and amortized $114,000 of capitalized website development costs during the three months ended March 31, 2010.
Amortization of intangibles
Amortization of intangibles expense was $1,198,000 for the three months ended March 31, 2011, compared to $1,230,000 for the three months ended March 31, 2010. The majority of the intangible asset amortization relates to customer-related intangible assets which are amortized over the expected life of the assets based on the expected cash flow from the customers. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four.
Interest and other income (expense), net
Interest and other income (expense), net for the three months ended March 31, 2011 remained relatively flat compared to the same period in 2010. Interest expense increased due to interest on the Revolving Line’s available and outstanding balance and amortization of fees related to the Revolving Line, offset by an increase in interest income due to interest earned on an outstanding note receivable.
Provision for income taxes
Provision for income taxes was $11,000 for the three months ended March 31, 2011 primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$20,213	$13,079

Working capital	$24,779	$8,171

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(2,112)	$1,710
Net cash used in investing activities	(1,830)	(1,572)
Net cash provided by financing activities	11,076	716

We have funded our business, to date, primarily from issuances of equity and debt securities; however, during the years ended December 31, 2010 and 2009, we generated positive cash flow from operations. Cash and cash equivalents were $20.2 million as of March 31, 2011 and $13.1 million as of December 31, 2010. We had working capital of $24.8 million as of March 31, 2011 and $8.1 million as of December 31, 2010. Additionally, pursuant to the loan and security agreement with Silicon Valley Bank that we entered into on June 28, 2010, as further discussed below, we have secured a revolving credit facility of up to $30 million, based on certain formulas as set forth below. During the three months ended March 31, 2011, we repaid the total balance outstanding of $7 million to Silicon Valley Bank.
Net cash used in operating activities was $2.1 million for the three months ended March 31, 2011. Net income adjusted for non-cash charges (adding back depreciation and amortization , stock-based compensation expense and change in fair value of warrant liability) used was approximately $0.1 million. Changes in operating assets and liabilities used cash of $2.1 million. Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2010, primarily from the net income adjusted for non-cash items. The change from net cash provided by operations to net cash used in operations from the prior year period is primarily due to decreased bottom-line results driven by lower revenue and decreased operating margins over the same period.
There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2011 the terms of our accounts receivable and accounts payable remained unchanged.
The table below substantiates the change in net cash provided by (used in) operating activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Net income (loss)	$(1,318)	$134	$(1,452)
Non-cash (1)	1,260	2,372	(1,112)

Subtotal	(58)	2,506	(2,564)
AR, AP and Other	(2,054)	(796)	(1,258)

Net cash (used in) provided by operations	$(2,112)	$1,710	$(3,822)

(1)	Includes depreciation, amortization, change in fair value of warrant liability and non-cash expense related to stock option issuances.
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2011 and consisted of $935,000 for capital expenditures, $520,000 related to purchases of intangible assets and $375,000 related to the issuance of notes receivable. Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2011 and primarily consisted of $18.2 million from a public offering of the Company’s common stock partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility.
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
The LSA allows us to choose whether borrowings made from the Revolving Line bear interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio is less than one, at least one and not greater than two, or greater than two. The leverage ratio is our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination. For the quarter ended March 31, 2011 we elected the LIBOR rate as the interest rate for the facility.

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
We must meet certain financial covenants during the term of the Revolving Line, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which is a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We are also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012, and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA must equal at least $1,000,000 (this minimum amount is for financial covenant purposes only, and does not represent projections of our future financial results). As of March 31, 2011 we had no balance outstanding on the revolving line of credit and therefore such financial covenants were not applicable. Should we draw on the revolving line, we cannot assure you that we will remain in compliance with our financial covenants in the future. If we are unable to comply with our financial covenants, the lender may declare an event of default under the loan agreement, in which event all outstanding borrowings would become immediately due and payable and no further amounts would be available under the Revolving Line. The Company’s results for the first quarter of 2011 are such that the Company did not satisfy the quarterly EBITDA requirement of $1,000,000 under the Revolving Line. As such, we did not have any funds available under the revolving credit line with Silicon Valley Bank Line at the end of the first quarter of 2011 and do not expect to have any availability until such time as our quarterly results satisfy certain covenant requirements.
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
The Revolving Line replaced a $10 million credit facility with Square 1 Bank, entered into on June 26, 2009, pursuant to a loan and security agreement. The loan and security agreement expired by its terms on June 25, 2010, and we paid off the $3 million balance at that time.
During the first quarter of 2011 the Company repaid the total amount outstanding of $7 million on the Revolving Line.
Shelf Registration Statement
On January 14, 2011, we filed the New Registration Statement with the Securities and Exchange Commission pursuant to which we registered 8,000,000 shares of our common stock. On March 23, 2011 we filed an amendment to the New Registration Statement with an effective date of April 12, 2011. The shelf registration statement is set to expire in April 2014. We may periodically offer all or a portion of the remaining shares of common stock registered on the New Registration Statement, when it becomes effective, at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to the Company, is subject to market conditions and other factors, such as contractual commitments of our previously issued warrants.
Stock repurchase program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program is authorized for 12 months and authorizes us to repurchase shares from time to time through open market or privately negotiated transactions. From time to time, we may enter into a Rule 10b5-1 trading plan that will allow us to purchase our shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods. The number of shares to be purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program does not require us to repurchase any specific dollar value or number of shares and may be modified, extended or terminated by the Board of Directors at any time. Any Rule 10b5-1 trading plan we enter into in connection with carrying out our stock repurchase program will not, however, be capable of modification or extension once established. During the year ended December 31, 2010, we repurchased

270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. During the quarter ended March 31, 2011 the board of directors terminated the stock repurchase plan.
Subsequent events
On April 4, 2011, the Company entered into an Asset Purchase Agreement with DGLP and its wholly-owned subsidiary Rovion, pursuant to which the Company acquired on May 5, 2011 substantially all of the assets of Rovion. The assets acquired include:
•	A rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements;

•	A rich media advertising toolset, known as the Rovion Ad Management Platform , targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RAMP control panel;

•	A workflow/tracking toolset that facilitates the schedules and tracking of In-Person ad requests, scheduling of actors and studios and the approval of scripts; and

•	Two professional quality green-screen studios and the maintenance of a network of relationships for access to additional professional quality green-screen studios throughout the United States.
The transaction was completed following the satisfaction of certain closing conditions, including the approval of the bankruptcy court currently hearing the bankruptcy proceedings of Rovion. DGLP received $2,196,000 in cash of which $485,000 was used to repay certain promissory notes made by DGLP and held by the Company. The transaction was funded from the Company’s cash on hand. Allocation of the purchase price will be determined based on a fair market valuation of the assets acquired. Except for liabilities arising from certain contracts to be assumed by the Company from and after the closing of the transaction and accounts payable related to Rovion, no other liabilities will be assumed by the Registrant in connection with the transaction.
On April 29, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with Krillion, Inc., a Delaware corporation, all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the SPA.
Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States. Krillion further provides the following products and services:
•	patent-pending local product search platform, the Krillion Localization Engine™ that helps connect customers with in-stock products at local retailers;

•	real-time StockCheck™ tool that enables web-savvy shoppers to find, compare and buy products at particular retail locations near them;

•	the ability for consumers to take advantage of in-store pickup and other convenience services offered by multichannel retailers and;

•	local product information that is available as a data service that powers the websites and applications of manufacturers and content providers, mobile providers and applications, and the rich media for marketers
The Company, Krillion and the Krillion stockholders also agreed to establish a $1.0 million escrow fund to secure the Company’s rights to seek indemnification under the Agreement, as well as any adjustment to the purchase price that might be required. The escrow fund will terminate the day on or after all the funds have been paid out of the escrow fund.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than the repayment of the $7 million outstanding Revolving Line with SVB, which eliminated our risk as it relates to fluctuation in interest rates, there have been no material changes in our disclosures regarding market risk since December 31, 2010. See also Item 7A in our Annual Report on Form 10-K/A for the year ended December 31, 2010 for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services. Other than the GEOTAG discussed below, we are not currently a party to any material legal proceedings.
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
Leite Litigation
On March 9, 2011, a putative class action was filed in the Superior Court for the State of California, County of Orange, against us, DGLP and the directors of DGLP, Michael Sawtell, Steven Dong, and Brian Goss by Chris Leite, an individual and purported shareholder of DGLP on behalf of himself and others alleged to be similarly situated. The complaint alleges that DGLP and its directors have breached their fiduciary duties to DGLP’s shareholders and that we aided and abetted such breach in connection with the proposed acquisition by us of the assets of Rovion, Inc., the wholly-owned subsidiary of DGLP, pursuant to that certain Asset Purchase Agreement by and between DGLP and the Company dated February 11, 2011. On April 11, 2011 this putative class action lawsuit was dismissed.
Item 1A. Risk Factors
Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 29, 2011. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All issuances of unregistered securities during the quarter ended March 31, 2011 have been previously disclosed.
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description
1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (4)	Amended and Restated Bylaws of the Registrant

3.3 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.2 (8)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.3 (9)	Promissory note by and among the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.4 (10)	Termination of Asset Purchase Agreement dated February 11, 2011 by and among the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
Date May 10, 2011	/s/ Heath B. Clarke
Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

Date May 10, 2011	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (4)	Amended and Restated Bylaws of the Registrant

3.3 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.2 (8)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.3 (9)	Promissory note by and among the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.4 (10)	Termination of Asset Purchase Agreement dated February 11, 2011 by and among the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.