Form 10-Q
period 2011-06-30
LOCAL.COM
filed 2011-08-09
CIK 1259550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34197

LOCAL.COM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011 there were 22,001,181 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,482	$13,079
Restricted cash	10	—
Accounts receivable, net of allowances of $294 and $297, respectively	10,981	11,912
Notes receivable — current portion	749	249
Prepaid expenses and other current assets	913	1,454

Total current assets	26,135	26,694

Property and equipment, net	7,792	7,119
Goodwill	20,340	17,339
Intangible assets, net	10,585	8,989
Long-term portion of note recievable	637	751
Deposits	57	52

Total assets	$65,546	$60,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,047	$7,626
Accrued compensation	2,118	1,906
Deferred rent	602	641
Warrant liability	870	2,840
Other accrued liabilities	525	651
Revolving line of credit	—	7,000
Deferred revenue	381	699

Total current liabilities	12,543	21,363

Deferred income taxes	188	188

Total liabilities	12,731	21,551

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 21,274 and 16,584, respectively	—	—
Additional paid-in capital	114,338	94,194
Accumulated deficit	(61,523)	(54,801)

Stockholders’ equity	52,815	39,393

Total liabilities and stockholders’ equity	$65,546	$60,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$15,584	$23,004	$32,379	$41,635

Operating Expenses:
Cost of revenues	10,812	13,176	21,800	23,978
Sales and marketing	4,646	3,945	7,928	7,043
General and administrative	3,291	2,209	5,901	4,123
Research and development	1,359	1,142	2,887	2,254
Amortization of intangibles	1,210	1,454	2,408	2,684

Total operating expenses	21,318	21,926	40,924	40,082

Operating income (loss)	(5,734)	1,078	(8,545)	1,553

Interest and other income (expense), net	(30)	(61)	(85)	(117)
Change in fair value of warrant liability	411	335	1,970	63

Income (loss) before income taxes	(5,353)	1,352	(6,660)	1,499
Provision for income taxes	51	122	62	135

Net income (loss)	$(5,404)	$1,230	$(6,722)	$1,364

Per share data:

Basic net income (loss) per share	$(0.25)	$0.08	$(0.32)	$0.09

Diluted net income (loss) per share	$(0.25)	$0.07	$(0.32)	$0.08

Basic weighted average shares outstanding	21,254	15,989	20,750	15,301
Diluted weighted average shares outstanding	21,254	17,342	20,750	16,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(6,722)	$1,364

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	3,760	3,189
Provision for doubtful accounts	—	85
Stock-based compensation expense	1,992	1,284
Change in fair value of warrant liability	(1,970)	(63)
Changes in operating assets and liabilities:
Accounts receivable	1,191	(7,069)
Note receivable	114	—
Prepaid expenses and other	554	(178)
Accounts payable and accrued liabilities	63	3,181
Deferred revenue	(398)	30

Net cash (used in) provided by operating activities	(1,416)	1,823

Cash flows from investing activities:
Capital expenditures	(2,013)	(1,715)
Issuance of notes receivable	(1,085)	—
Proceeds from notes receivable	585	—
Acquisitions, net of cash acquired	(6,217)	—
Purchases of intangible assets	(554)	(3,887)

Net cash used in investing activities	(9,284)	(5,602)

Cash flows from financing activities:
Proceeds from the exercise of warrants	—	6,974
Proceeds from the exercise of options	158	1,784
Proceeds from the public offering of common stock	18,227	—
Payment of revolving credit facility	(7,000)	(3,000)
Proceeds from revolving credit facility	—	3,000
Payment of financing related costs	(282)	(10)

Net cash provided by financing activities	11,103	8,748

Net increase in cash and cash equivalents	403	4,969
Cash and cash equivalents, beginning of the period	13,079	10,080

Cash and cash equivalents, end of the period	$13,482	$15,049

Supplemental cash flow information:
Interest paid	$64	$381

Income taxes paid	$11	$206

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Summary of Significant Accounting Policies
Nature of operations
We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 35,000 small business customers with a variety of web hosting and local online advertising products. Our Owned & Operated business unit (“O&O”) manages our flagship property, Local.com, our newly acquired shopping content provider Krillion.com, and a proprietary network of over 20,000 local websites, which collectively reaches over 15 million monthly unique visitors. Our Network business unit (“Network”) operates (i) a leading private label local syndication network of over 1,000 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers, to a distribution network of hundreds of websites. Our Sales & Ad Services business unit (“SAS”) sells and supports products directly to small businesses. These products include our ExactMatch product suite; our Local Premium direct listing products and our Rovion rich media display advertising products. We also provide over 35,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach. In May 2011, the Company officially launched Spreebird, the Company’s new daily deal service, website and brand. Spreebird represents the Company’s new Social Buying business unit (“Social Buying”). In July 2011, the Company acquired a daily deals business, Screamin Media Group, Inc. (“SMG”) as part of its efforts to expand its social buying business. SMG is currently active in 14 markets located in California, Utah and Illinois.
Principles of consolidation and basis of presentation
Our consolidated financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiaries, Local.com PG Acquisition Corporation and Krillion, Inc.. All intercompany balances and transactions were eliminated. In April 2010, Local.com PG Acquisition Corporation merged with and into Local.com Corporation and the separate corporate entity of Local.com PG Acquisition Corporation ceased to exist. We have evaluated all subsequent events through the date the consolidated financial statements were issued.
The unaudited interim condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.
The consolidated results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2011.
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
2. Notes receivable
During 2010 the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of June 30, 2011, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.
During 2011 the Company also loaned Digital Post Interactive, Inc., a Nevada corporation (“DGLP”) a total of $485,000 pursuant to seven separate short term promissory notes. The Company entered into an asset purchase agreement with DGLP by which the Company acquired substantially all of the assets of Rovion, Inc. (“Rovion”) a wholly-owned subsidiary of DGLP. As part of the asset purchase agreement, cash paid by the Company for the acquisition of assets was used to repay the promissory notes in full. No interest was collected on these notes. During the second quarter 2011 the Company also loaned Krillion, Inc. (“Krillion”) a total of $100,000 pursuant to a short term promissory note. Subsequently, the Company entered into a stock purchase agreement with Krillion for the acquisition of all of the outstanding stock of Krillion. As part of the stock purchase agreement, cash paid by the Company for the acquisition of the stock was used to repay the promissory note in full. No interest was collected on the note. Also during the second quarter 2011, the Company loaned Screamin Media Group, Inc. (“SMG”) $500,000 pursuant to a short term promissory note. On July 8, 2011, the Company entered into a merger agreement with SMG pursuant to which a wholly owned subsidiary of the Company formed for purposes of effecting the merger and was merged with and into SMG and SMG became a wholly owned subsidiary of the Company. As part of the merger agreement, cash paid by the Company as consideration to the SMG stockholders in the merger was used to repay the promissory note in full on August 3, 2011.
3. Intangible assets
Intangible assets, net, consisted of the following (in thousands):

	June 30, 2011				December 31, 2010
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Useful Life	Amount	Amortization	Amount	Useful Life
				(years)				(years)
Developed technology	$6,808	$(2,832)	$3,976	4	$3,933	$(2,446)	$1,487	4
Non-compete agreements	98	(39)	59	2	83	(25)	58	2
Customer-related	13,653	(9,460)	4,193	4	12,939	(7,534)	5,405	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names — indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	900	(144)	756	4	500	(62)	438	4

	$23,491	$(12,906)	$10,585		$19,487	$(10,498)	$8,989

On May 31, 2011, we acquired approximately 4,617 website hosting accounts for $554,040 in cash from LaRoss Partners, LLC (“LaRoss”). The acquisition was part of a requirement to purchase additional subscriber bases, provided in a previously executed sales and services agreement with LaRoss dated July 2010. LaRoss will provide ongoing billing services and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

4. Acquisitions
iTwango LLC Asset Purchase
On January 1, 2011, the Company entered into an asset purchase agreement for the purchase of all the assets of iTwango. The assets acquired consisted of an early stage group-buying technology platform that allows advertisers to submit discounted offers to consumers who receive those geo-targeted offers daily via email and various other sources. The Company made an initial payment of $300,000 and issued a total of 7,639 shares, worth approximately $50,000, for the assets. The initial agreement included certain earnout provisions for additional payments of up to $100,000. The Company made an initial earnout payment of $10,000 in January 2011. On February 25, 2011, the Company entered into a modification and release agreement whereby the Company made an additional payment of $90,000 in exchange for the release of any future liability to the Company as it relates to the earnout payments noted in the original asset purchase agreement. The assets acquired are being used in the Company’s new social buying business unit. As a result of this transaction, the Company recognized approximately $450,000 of amortizable intangible assets.
Krillion, Inc. Stock Purchase
On April 29, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with Krillion, Inc., a Delaware corporation, with all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the SPA. The Company entered into three separate employee agreements with former employees of Krillion. The employee agreements provides for retention bonuses, contingent upon continued employment with the Company, totaling $750,000 over a period of approximately two years. We evaluated the fair value of the acquisition’s total consideration, and determined that there is no contingent consideration relating to the acquisition.
Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States. Krillion further provides the following products and services:
•	patent-pending local product search platform, the Krillion Localization Engine™ that helps connect customers with in-stock products at local retailers;

•	real-time StockCheck™ tool that enables web-savvy shoppers to find, compare and buy products at particular retail locations near them;

•	the ability for consumers to take advantage of in-store pickup and other convenience services offered by multichannel retailers and;

•	local product information that is available as a data service that powers the websites and applications of manufacturers and content providers, mobile providers and applications, and rich media for marketers.
The Company, Krillion and the Krillion stockholders also agreed to establish a $1.0 million escrow fund to secure the Company’s rights to seek indemnification under the SPA, as well as any adjustment to the purchase price that might be required. The escrow fund will terminate the day on or after all the funds have been paid out of the escrow fund.
The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$1,570
Trademark and tradenames	200
Customer-related intangibles	10
Goodwill	1,862
Other assets received	125
Liabilities assumed	(266)

Total	$3,501

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is four years for the developed technology, trademark and tradenames, and customer-related intangibles. We recognized goodwill of $1.9 million. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to provide distribution and reach for the Krillion products and services to a broad base of customers using the Company’s current distribution channels. We also consider the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.
Rovion Asset Purchase
On April 4, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the APA, the Company paid DGLP and Rovion $2,196,000 net of $485,000 in loans owed by DGLP. The transaction was funded from the Company’s cash on hand. The Company entered into five separate employee agreements with former employees of DGLP and Rovion. The employee agreements provide for retention bonuses, contingent upon continued employment with the Company, totaling $1.5 million over a period of approximately two years. We evaluated the fair value of the acquisition’s total consideration, and determined that there is no contingent consideration relating to the acquisition. The assets acquired include:
•	a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements;

•	a rich media advertising toolset, known as the Rovion Ad Management Platform (“RAMP”), targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RAMP control panel;

•	a workflow/tracking toolset that facilitates the schedules and tracking of In-Person ad requests, scheduling of actors and studios and the approval of scripts; and

•	two professional quality green-screen studios and a network of relationships for access to additional professional quality green-screen studios throughout the United States.
The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$750
Trademark and tradenames	200
Customer-related intangibles	150
Goodwill	1,139
Other assets received	176
Liabilities assumed	(219)

Total	$2,196

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is three years for the developed technology and trademark and tradenames and one year for customer-related intangibles. We recognized goodwill of $1.1 million. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily through our ability to utilize the Company’s current media relationships and sales channel reach to distribute and sell the rich media advertising platform and toolset. We also consider the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.
The Company incurred a minimal amount of legal, accounting and other professional fees related to these acquisitions, of which all were expensed. The operations of the acquisitions are not considered significant in relation to the condensed consolidated financial statements taken as a whole and therefore no pro-forma financial information is presented. The results of operations for the new acquisitions are included in the condensed consolidated financial statements from the date of acquisition. It is impracticable to provide their revenue and earnings from the date of acquisition as the products, services and technology platforms are incorporated into the operations and results of our current business units and the combined results of operations related for these acquisitions are not tracked in separate reporting units.
5. Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis for our indefinite lived intangible assets, as of December 31, 2010, and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
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
The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Additional capitalized website development costs	$834	$737	$1,732	$949
Amortization of capitalized website development costs	$(425)	$(115)	$(806)	$(229)
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
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(5,404)	$1,230	$(6,722)	$1,364

Denominator:
Denominator for historical basic calculation weighted average shares	21,254	15,989	20,750	15,301
Dilutive common stock equivalents:*
Options	—	1,263	—	1,128
Warrants	—	90	—	69

Denominator for historical diluted calculation weighted average shares.	21,254	17,342	20,750	16,498

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.25)	$0.08	$(0.32)	$0.09

Historical diluted net income (loss) per share	$(0.25)	$0.07	$(0.32)	$0.08

*	For the three and six months ended June 30, 2011, potentially dilutive securities, which consist of options to purchase 4,257,792 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,477,936 shares of common stock at prices ranging from $4.32 to $8.09 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

8. Property and equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Furniture and fixtures	$892	$835
Office equipment	417	397
Computer equipment	3,036	2,737
Computer software	7,891	6,249
Leasehold improvements	893	886

	13,129	11,104
Less accumulated depreciation and amortization	(5,337)	(3,985)

Property and equipment, net	$7,792	$7,119

9. Interest and other income, net
Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$15	$6	$32	$12
Interest expense	(45)	(67)	(117)	(129)

Interest and other income (expense), net	$(30)	$(61)	$(85)	$(117)

10. Credit facilities
On August 3, 2011, we entered into a Loan and Security Agreement (the “Security Agreement”) with Square 1 Bank. The Security Agreement provides us with a revolving credit facility of up to $12 million (the “Facility”). Subject to the terms of the Security Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Security Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12 million and we are otherwise in compliance with the terms of the Security Agreement. The Facility expires on August 3, 2013.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Security Agreement.
Except as otherwise set forth in the Security Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees payable to Square 1 Bank of approximately $10,000. Additionally, there is an annual fee of $25,000 and an unused line fee equal to 0.25% of the unused line if less than 40% of the Facility is in use.
The Security Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Security Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square 1 Bank has certain rights and remedies under the Security Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.
The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Security Agreement (such

Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results).
In connection with the anticipated closing of the Security Agreement, on July 29, 2011 we cancelled our Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”) which provided us with a revolving credit facility of up to $30.0 million (the “Revolving Line”) , which we entered into on June 28, 2010.
The LSA allowed us to choose whether borrowings made from the Revolving Line bear would interest either at the prime rate announced from time to time by SVB or the prime rate plus 0.5% or 1%, or at LIBOR plus 2%, 2.5% or 3%, depending in the case of both prime rate and LIBOR rate borrowings on whether our leverage ratio was less than one, at least one and not greater than two, or greater than two. The leverage ratio was our consolidated funded indebtedness to our consolidated EBITDA for the twelve months ending on the date of determination.
Our ability to borrow under the Revolving Line was subject to various conditions precedent, described in further detail in the LSA. Some of these conditions were subject to SVB’s judgment in its sole discretion as to specified matters such as whether or not there had been any material impairment in our results of operation or financial condition. The LSA contained customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of our assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The LSA also contained customary events of default, including payment defaults and a breach of representations and warranties and covenants.
Under the LSA, we were required to meet certain financial covenants, including maintaining a minimum adjusted quick ratio of 1.25 to 1, which was a ratio of our unrestricted cash and cash equivalents plus net billed accounts receivable and investments that mature in fewer than 12 months to our then current liabilities minus deferred revenue, warrant liability and plus 25% of any outstanding credit extensions under the Revolving Line. We were also required to maintain a Leverage Ratio of not greater than 2.5 at the end of each fiscal quarter through June 30, 2012, and 2.0 at the end of each fiscal quarter thereafter. In addition, our quarterly adjusted EBITDA was required to equal at least $1,000,000. As of June 30, 2011 we had no balance outstanding on the revolving line of credit and therefore such financial covenants were not applicable. The Company’s results for the second quarter of 2011 were such that the Company did not satisfy the quarterly EBITDA requirement of $1,000,000 under the Revolving Line. As such, we did not have any funds available under the Revolving Line at the end of the second quarter of 2011.
We paid a facility fee of $75,000 to SVB on June 28, 2010, pursuant to the LSA. Additionally, there was an annual facility fee of 0.25% of the unused portion of the Revolving Line, calculated as specified in the LSA. In addition, we paid $225,000 in professional fees related to closing the LSA.
During the first quarter of 2011, the Company repaid the total amount outstanding of $7 million on the Revolving Line.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue by geographic region:
United States	$15,584	$23,004	$32,379	$41,635

Revenue by product:
Pay-Per-Click (PPC)	11,660	17,601	$24,087	$32,398
Subscription Advertising Products	857	1,901	1,820	3,455
Domain Sales and Services	1,447	2,052	3,320	3,225
Display and Banner Advertising Services	1,620	1,442	3,152	2,537
Local Connect (License)	—	8	—	20

Total revenue	$15,584	$23,004	$32,379	$41,635

12. Stock-based compensation
Stock option activity under the equity incentive plans during the six months ended June 30, 2011, was as follows:

		Weighted	Aggregate
		Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Outstanding at December 31, 2010	4,037,768	$5.02
Granted	814,050	3.97
Exercised	(81,836)	1.93
Cancelled	(512,190)	5.50

Outstanding at June 30, 2011	4,257,792	$4.82	$752

Exercisable at June 30, 2011	2,165,452	$5.08	$562

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2011 and 2010 was $2.73 and $5.71 per option, respectively.
The aggregate intrinsic value of all options exercised during the six months ended June 30, 2011 and 2010, was $193,000 and $2.1 million, respectively.
The following table summarizes information regarding options outstanding and exercisable at June 30, 2011:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.00	363,608	6.0 years	$1.57	286,723	$1.57
$2.01 - $3.00	98,462	7.2 years	2.30	48,565	2.30
$3.01 - $4.00	1,153,226	7.4 years	3.63	470,903	3.72
$4.01 - $5.00	1,262,156	7.3 years	4.61	663,986	4.67
$5.01 - $6.00	271,400	7.1 years	5.50	158,974	5.63
$6.01 - $7.00	682,237	8.8 years	6.16	137,436	6.39
$7.01 - $8.00	221,862	4.8 years	7.49	200,692	7.50
$8.01 - $9.00	106,665	3.2 years	8.67	99,997	8.68
$9.01 - $10.00	15,000	3.9 years	9.90	15,000	9.90
$10.01 - $16.59	83,176	2.9 years	15.62	83,176	15.62

	4,257,792	7.1 years	$4.82	2,165,452	$5.08

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.88%	2.43%	1.92%	2.69%
Expected lives (in years)	5.2 years	5.4 years	5.2 years	5.9 years
Expected dividend yield	None	None	None	None
Expected volatility	85.35%	92.63%	85.35%	94.88%
Total stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$66	$65	$153	$85
Sales and marketing	359	161	678	318
General and administrative	489	285	936	585
Research and development	106	149	225	296

Total stock-based compensation expense	$1,020	$660	$1,992	$1,284

Basic and diluted net stock-based compensation expense per share	$0.05	$0.04	$0.10	$0.08

13. Stock repurchase program
On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program was authorized for 12 months and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. The number of shares purchased and the timing of the purchases will be based on market conditions, share price and other factors. The stock repurchase program did not require us to repurchase any specific dollar value or number of shares. During the year ended December 31, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. During the quarter ended March 31, 2011, the board of directors terminated the stock repurchase plan.
14. Warrants
On January 20, 2011, in connection with the completion of the offer and sale to the underwriter of 4,600,000 shares of common stock and in accordance with the anti-dilution provisions contained in each of the warrants to purchase up to 537,373 shares of common stock at an exercise price of $7.89 per share that were issued in a private placement transaction on August 1, 2007 (the “Series A Warrants”) and the warrants to purchase up to 537,373 shares of common stock at an exercise price of $9.26 per share that were issued in the same private placement transaction on August 1, 2007 (the “Series B Warrants”), the exercise price of the Series A Warrants and the Series B Warrants was reduced to $7.02 per share and $8.09 per share, respectively, and the Company issued an additional 66,207 Series A Warrants at an exercise price of $7.02 per share, which are immediately exercisable (the “New Series A Warrants”), and an additional 77,707 Series B Warrants at an exercise price of $8.09 per share, which are immediately exercisable (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”). The Series A Warrants and the Series B Warrants are exercisable until February 1, 2013, and February 3, 2014, respectively, and the New Series A Warrants and the New Series B Warrants are exercisable until February 1, 2013, and February 3, 2014, respectively.
Warrant activity for the six months ended June 30, 2011, was as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2010	1,334,022	$7.88
Issued	143,914	7.60
Exercised	—	—
Expired	—	—

Outstanding at June 30, 2011	1,477,936	$7.11

Exercisable at June 30, 2011	1,477,936	$7.11

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2011:

	Warrants Outstanding and Exercisable
		Average
		Remaining	Weighted
		Contractual	Average
Range of Exercise Price	Shares	Life	Exercise Price
$4.00 - $4.99	129,638	0.7 years	$4.60
$5.00 - $5.99	129,638	0.7 years	5.41
$7.00 - $7.99	603,580	1.6 years	7.02
$9.00 - $9.99	615,080	2.6 years	8.09

	1,477,936	1.8 years	$7.11

15. Fair Value Measurement of Assets and Liabilities
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

		Quoted Prices in
	As of	Active Markets	Significant
	June 30,	for Identical	Unobservable
Description	2011	Assets (Level 1)	Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$13,482	$13,482	$—

Total financial assets	$13,482	$13,482	$—

Liabilities:
Warrant liability	$870	$—	$870

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

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of June 30, 2011, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.
The fair value of the warrant liability was estimated at June 30, 2011 grant using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$8.09	$7.02
Risk-free interest rate	0.81%	0.45%
Expected lives (in years)	2.6 years	1.6 years
Expected dividend yield	None	None
Expected volatility	81.09%	73.99%
The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2010	$2,840
Change in fair value of warrant liability	(1,970)

Balance at June 30, 2011	$870

16. Subsequent Events
Effective July 9, 2011, we acquired Screamin Media Group, Inc., a Delaware corporation, following our execution on July 8, 2011, of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Screamin Media Group, Inc, Agile Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Subcorp”), and

Dan Griffith, as Stockholders’ Agent (the “Stockholders’ Agent”) pursuant to which Subcorp was merged with and into SMG and SMG became our wholly-owned subsidiary (the “Merger”). As consideration for the Merger, we paid upfront consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes (the “Notes”) bearing interest at 10% per annum for all amounts outstanding subsequent to August 1, 2011, subject to adjustment as described below (collectively, the “Merger Consideration”). As of the date of this report all of the Notes have been repaid in full. The cash portion of the Merger Consideration payable to the SMG Stockholders will be reduced by $862,500 to repay certain debt obligations of SMG immediately following the closing. The Shares actually issued were reduced to whole share amounts and all fractional shares converted to cash at approximately $3.437 per share, which is the twenty day trailing average close price of the Shares prior to July 7, 2011. The aggregate amount of Notes issued will be reduced by up to $2,378,000, including $500,000 to repay a promissory note issued by SMG and held by us and up to $1,878,000 to establish an escrow fund for indemnification claims asserted by us against SMG consistent with the terms of the Merger Agreement (the “Escrow Fund”). The cash portion of the Merger Consideration was funded from our cash on hand. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.
SMG has approximately 60 employees serving hundreds of thousands of subscribers with deals from thousands of local merchants in 14 markets throughout the U.S. including Los Angeles, Orange County, Salt Lake City and San Diego. SMG also recently launched travel deals. SMG supports local communities with its school rewards program, which allows consumers to donate ten percent of SMG’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. More than 700 local schools and non-profits currently benefit from this community program.
Subject to meeting certain additional financial performance milestones throughout the two year period beginning July 1, 2011, as more particularly described in the Merger Agreement, the SMG Stockholders will be eligible to receive an aggregate of up to an additional $20,000,000 (the “Earn-out”). The Earn-Out may be paid in a combination of cash and Local.com common stock, provided that any such payments are comprised of at least twenty five percent cash and we will not issue twenty percent or more of Local.com common stock outstanding immediately prior to the closing date of the Merger in connection with this transaction.
The initial accounting for the SMG purchase is not yet complete. We are currently analyzing the fair value of each major class of assets acquired and liabilities assumed. These fair value calculations and judgments are complex and not yet completed as of the date of this report.
As discussed in more detail in the “Credit Facilities” footnote, on July 29, 2011 the Company cancelled its Revolving Line with SVB. On August 3, 2011, the Company entered into a Loan and Security Agreement with Square 1 Bank. The Security Agreement provides us with a revolving credit facility of up to $12 million.

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
Overview
We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 20 million monthly unique visitors across over 100,000 websites, and we serve over 35,000 small business customers with a variety of web hosting and local online advertising products.
Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,000 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites. Our Sales & Ad Services business unit sells and supports products directly to small businesses. These products include our ExactMatch product suite; our LocalPremium direct listing products and our Rovion rich media display advertising products. We also provide over 35,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.
We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010, we also acquired Octane360 which included the ExactMatch product suit. During the second quarter of 2011, we acquired Krillion, Inc. which included a robust local product search platform that enables consumers to search for products and product availability at local retailers, and Rovion which included a rich media advertising platform and toolset that allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.
In May 2011, the Company launched Spreebird, the Company’s new daily deal service, website and brand. Spreebird represents the Company’s new Social Buying business unit. In July 2011, the Company acquired a daily deals business, Screamin Media Group, Inc. as part of its efforts to expand its social buying business. SMG is currently active in 14 markets located in California, Utah and Illinois.

Recent Developments
On April 4, 2011, the Company entered into an Asset Purchase Agreement with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The assets acquired included:
•	a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements;
•	a rich media advertising toolset, known as the Rovion Ad Management Platform (RAMP), targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RAMP control panel;
•	a workflow/tracking toolset that facilitates the schedules and tracking of In-Person ad requests, scheduling of actors and studios and the approval of scripts; and
•	two professional quality green-screen studios and a network of relationships for access to additional professional quality green-screen studios throughout the United States.
The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the Agreement, the Company paid DGLP and Rovion $2,196,000 net of $485,000 in loans owed by DGLP.
On April 29, 2011, the Company entered into a Stock Purchase Agreement with Krillion, Inc., a Delaware corporation, all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the SPA. Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States.
On June 30, 2011, the Company entered into a Google Services Agreement. The agreement with Google provides for the implementation by Local.com of certain advertising and search services on certain websites, effective August 1, 2011. The Agreement runs through July 31, 2013, subject to certain early termination provisions.
On July 9, 2011, the Company acquired Screamin Media Group, Inc., as a result of a merger of the Company’s wholly-owned subsidiary with and into SMG, in consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes, which have since been repaid. The merger agreement also provides for additional earn-outs payments of up to $20.0 million payable in a combination of cash and Company stock dependent on certain performance criteria. SMG has moved into the Company’s principal offices in Irvine since the closing of the merger. SMG has approximately 60 employees, and currently offers daily deals in 14 markets. SMG will form part of the Company social buying business and will operate as part of the Company’s Spreebird brand.
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

We have also taken steps to diversify our revenue sources, while maintaining our focus on local offerings, including through the acquisition of Octane360 and more recently the acquisition of Krillion, a local shopping data and content provider, Rovion, which includes a self-service rich media advertising platform and toolset, and Screamin Media Group, Inc. which expands our recently launched social buying business, Spreebird. With the products and technology acquired in these acquisitions the Company believes it is able to differentiate itself from other online media companies by assembling a unique range of complimentary advertising products that can over time be marketed to a variety of consumers, regional media publishers and local merchants.
We intend to continue making significant investments in the Spreebird business and Rovion and Krillion acquisitions as part of our initiative to diversify our revenue sources and promote the future growth of the Company.
As we continue to invest in our core offerings, while pursuing the acquisitions noted above, we have increased our operating expenses, mainly related to traffic acquisition costs, the deployment of new features and functionality across business units and the support of our acquired companies.
Our entry into the Google Services Agreement in June 2011 and the amendment to our Yahoo! publisher network agreement effective July 29, 2011, are intended to reverse the trend of continued decline in the revenue per click (“RPC”) that our advertising partners pay us for clicks on their advertisements on our sites and to diversify our sources of revenue. We cannot give assurances that our efforts to improve monetization through this strategy will be successful.
Sources of Revenue
We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:
•	click-throughs on sponsored listings;
•	calls to cost-per-call advertiser listings;
•	lead generation;
•	banner ads;
•	subscription advertiser listings;
•	domain sales and services;
•	web hosting services; and
•	rich media advertising services
Operating Expenses
Cost of Revenues
Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the six months ended June 30, 2011, approximately 63% of our overall traffic was purchased from other search engine websites. During the six months ended June 30, 2011, advertising costs to drive consumers to our Local.com website were $15.9 million of which $11.8 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.
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
We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of ExactMatch products to our customers. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. We have analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs. All other revenue is recognized on a gross basis.
During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. We evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions were only effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable.
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
As of June 30, 2011, two customers, Yahoo! and SuperMedia represented 45.6% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

Goodwill and Other Intangible Assets
Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting unit and compare the resulting fair value to the carrying value of the reporting unit to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis for our indefinite lived intangible assets, as of December 31, 2010, and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.
Stock Based Compensation
Total stock-based compensation expense recognized for the three and six months ended June 30, 2011 and 2010, is as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$66	$65	$153	$85
Sales and marketing	359	161	678	318
General and administrative	489	285	936	585
Research and development	106	149	225	296

Total stock-based compensation expense	$1,020	$660	$1,992	$1,284

Basic and diluted net stock-based compensation expense per share	$0.05	$0.04	$0.10	$0.08

Results of Operations
The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	69.4	57.3	67.3	57.6
Sales and marketing	29.8	17.1	24.5	16.9
General and administrative	21.1	9.6	18.2	9.9
Research and development	8.7	5.0	8.9	5.4
Amortization of intangibles	7.8	6.3	7.4	6.4

Total operating expenses	136.8	95.3	126.4	96.3

Operating income (loss)	(36.8)	4.7	(26.4)	3.7

Interest and other income (expense), net	(0.2)	(0.3)	(0.3)	(0.3)
Change in fair value of warrant liability	2.6	1.5	6.1	0.2

Income (loss) before income taxes	(34.3)	5.9	(20.6)	3.6

Provision for income taxes	0.3	0.5	0.2	0.3

Net income (loss)	(34.7)%	5.3%	(20.8)%	3.3%

Three and six months ended June 30, 2011 and 2010
Revenue (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2011	(*)	2010	(*)	change	2011	(*)	2010	(*)	change
Owned and operated	$9,502	61.0%	$12,072	52.5%	-21.3%	$19,744	61.0%	$22,788	54.7%	-13.4%
Network	3,716	23.8%	6,980	30.3%	-46.8%	7,439	23.0%	12,169	29.2%	-38.9%
Sales and advertiser services	2,366	15.2%	3,952	17.2%	-40.1%	5,196	16.0%	6,678	16.0%	-22.2%

Total revenue	$15,584	100.0%	$23,004	100.0%	-32.3%	$32,379	100.0%	$41,635	100.0%	-22.2%

(*)	—	Percent of total revenue
Owned and operated revenue for the three and six months ended June 30, 2011, decreased 21.3% and 13.4%, respectively, compared to the same periods in 2010. The decrease in revenue is primarily due to decreased monetization as our revenue per thousand visitors (“RKV”) decreased to $193 and $203, respectively for the three and six months ended June 30, 2011, from $230 and $243, respectively for the three and six months ended June 30, 2010. The decrease in RKV was primarily a result of the continued decrease in RPC. The decline in the revenue from decreased RPC started during the fourth quarter of 2010.
Network revenue for the three and six months ended June 30, 2011, decreased 46.8% and 38.9%, respectively, compared to the same periods in 2010. The decrease is primarily due to a decrease in network partners on the Company’s distribution network due to the decreased RPC. This lower level of monetization is expected to continue through 2011.
Sales and advertiser services revenue for the three and six months ended June 30, 2011, decreased 40.1% and 22.2%, respectively, compared to the same periods in 2010 as our base of small business subscribers decreased from over 70,000 as of June 30, 2010, to approximately 35,000 as of June 30, 2011. The decrease in the small business subscriber base is due to the natural attrition of the current subscriber bases, subject to prior contractual commitments, as well as the Company’s decision to suspend acquisitions of LEC-billed subscriber bases in order to concentrate resources around the ExactMatch product suite powered by our recently acquired Octane360 platform. As a result, we anticipate revenue from our existing subscribers to continue to decline. The expected growth in revenue from ExactMatch products is not expected to fully offset the decline in revenue from existing subscribers until 2012.
The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2011	(*)	2010	(*)	change	2011	(*)	2010	(*)	change
Revenue from internal and outsourced sales	$886	37.4%	$1,371	34.7%	-35.4%	$1,710	32.9%	$2,196	32.9%	-22.1%
Revenue from acquired bases	1,480	62.6%	2,581	65.3%	-42.7%	3,486	67.1%	4,482	67.1%	-22.2%

Total sales and advertiser services revenue	$2,366	100.0%	$3,952	100.0%	-40.1%	$5,196	100.0%	$6,678	100.0%	-22.2%

Based on the above, total revenue for the three and six months ended June 30, 2011, decreased 32.3% and 22.2%, respectively, compared to the same periods in 2010.
The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2011	2010	2011	2010
Yahoo! Inc.	33.6%	51.2%	35.4%	50.4%
SuperMedia Inc.	21.5%	18.1%	22.1%	19.2%

Operating expenses:
Operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
		Percent of		Percent of			Percent of		Percent of
		Total		Total	Percent		Total		Total	Percent
	2011	Revenue	2010	Revenue	Change	2011	Revenue	2010	Revenue	Change
Cost of revenues	$10,812	69.4%	$13,176	57.3%	(17.9)%	$21,800	67.3%	$23,978	57.6%	(9.1)%
Sales and marketing	4,646	29.8%	3,945	17.1%	17.8%	7,928	24.5%	7,043	16.9%	12.6%
General and administrative	3,291	21.1%	2,209	9.6%	49.0%	5,901	18.2%	4,123	9.9%	43.1%
Research and development	1,359	8.7%	1,142	5.0%	19.0%	2,887	8.9%	2,254	5.4%	28.1%
Amortization of intangibles	1,210	7.8%	1,454	6.3%	(16.8)%	2,408	7.4%	2,684	6.4%	(10.3)%

Total operating expenses	$21,318	136.8%	$21,926	95.3%	(2.8)%	$40,924	126.4%	$40,082	96.3%	2.1%

Cost of revenues
Cost of revenues expenses for the three and six months ended June 30, 2011, decreased by 17.9% and 9.1%, respectively, compared to the same periods in 2010. During the period we had decreased revenue share payments to distribution network partners due to decrease revenue relating to the distribution network, together with a decrease in traffic acquisition costs associated with driving consumers to our Local.com website.
Sales and marketing
Sales and marketing expenses for the three and six months ended June 30, 2011, increased 17.8% and 12.6%, respectively, compared to the same periods in 2010. The increase was primarily due to higher personnel-related costs due to increased costs related to the two acquisitions completed during the quarter.
General and administrative
General and administrative expenses for the three and six months ended June 30, 2011, increased by 49.0% and 43.1%, respectively, compared to the same periods in 2010. The increase is due to higher personnel-related costs as a result of severance costs totaling approximately $658,000 incurred and increased headcount for the quarter. Headcount increased primarily due to the two acquisitions completed during the quarter.
Research and development
Research and development expenses for the three and six months ended June 30, 2011, increased by 19.0% and 28.1%, respectively, compared to the same periods in 2010. The increase is due to higher personnel-related costs.
The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expense	$1,359	$1,142	$2,887	$2,254
Capitalized website development costs	$834	$737	$1,732	$949
Amortization of capitalized website development costs	$(425)	$(115)	$(806)	$(229)

Amortization of intangibles
Amortization of intangibles expense was $1,210,000 and $2,408,000 for the three and six months ended June 30, 2011, respectively, compared to $1,454,000 and $2,684,000 for the same periods in 2010. The decrease is due to the Company’s decision to suspend the further acquisition of subscriber bases as well as the manner in which these subscriber bases are being amortized, with the majority of the amortization expense being recognized in the first year. The decrease is partially offset by increased amortization from the intangible assets identified in the two acquisitions during the quarter.
Interest and other income (expense), net
Interest and other income (expense), net was ($30,000) and ($85,000) for the three and six months ended June 30, 2011, respectively, compared to ($61,000) and ($117,000) for the same period in 2010. The decrease is due to interest expense and amortization of fees related to our revolving credit facility. We had $3.0 million of borrowings outstanding on our revolving credit facility during the first six months of 2010, while we only had $7.0 million debt outstanding for a portion of the first quarter 2011.
Provision for income taxes
Provision for income taxes was $51,000 and $62,000 for the three and six months ended June 30, 2011, primarily due anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.
Liquidity and Capital Resources
Liquidity and capital resources highlights (in thousands):

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$13,482	$13,079

Working capital	$14,462	$8,171

Cash flow highlights (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(1,416)	$1,823
Net cash used in investing activities	(9,284)	(5,602)
Net cash provided by financing activities	11,103	8,748
We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities; however, during the years ended December 31, 2010 and 2009, we generated positive cash flow from operations. Cash and cash equivalents were $13.5 million as of June 30, 2011, and $13.0 million as of December 31, 2010. We had working capital of $14.5 million as of June 30, 2011, and $8.1 million as of December 31, 2010. On July 9, 2011 the Company also entered into a merger agreement with SMG that would require the Company to make payments of $5.0 million at the date of acquisition and an additional $5.0 million payment on August 1, 2011. The merger agreement also provides for additional consideration which is discussed in more detail below. Additionally, pursuant to a loan and security agreement with Square 1 Bank that we entered into on August 3, 2011, as further discussed below, we have secured a revolving credit facility of up to $12 million, based on certain formulas as set forth below.
Net cash used in operating activities was $1.4 million for the six months ended June 30, 2011. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense and change in fair value of warrant liability) used was approximately $2.9 million. Changes in operating assets and liabilities provided cash of $1.5 million. Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2010. Net income adjusted for non-cash charges provided cash of $5.9 million. Changes in operating assets and liabilities used cash of $4.0 million.
There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the six months ended June 30, 2011, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Net income (loss)	$(6,722)	$1,364	$(8,086)
Non-cash (1)	3,782	4,495	(713)

Subtotal	(2,940)	5,859	(8,799)
AR, AP and Other	1,524	(4,036)	5,560

Net cash (used in) provided by operations	$(1,416)	$1,823	$(3,239)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock-based compensation and provision for doubtful accounts.
Net cash used in investing activities was $9.3 million for the six months ended June 30, 2011, and consisted of $2.0 million for capital expenditures, $6.7 million acquisition related cost and $0.5 million for purchases of customer-related intangible assets. Net cash provided by financing activities was $11.1 million for the six months ended June 30, 2011, primarily consisted of $18.2 million from a public offering of the Company’s common stock partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility with SVB.
Net cash used in investing activities was $5.6 million for the six months ended June 30, 2010, and consisted of $1.7 million for capital expenditures and $3.9 million related to purchases of customer-related intangible assets. Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2010, primarily from the proceeds from the exercise of warrants and stock options. At the end of June 2010, we used $3.0 million of cash to pay off the expiring Square 1 Bank credit facility and borrowed $3.0 million of cash from the new Silicon Valley Bank credit facility.
Management believes, based upon projected operating needs, that our working capital is sufficient to fund our operations for at least the next 12 months.
Shelf Registration Statement
On January 14, 2011, we filed the New Registration Statement with the Securities and Exchange Commission pursuant to which we registered 8,000,000 shares of our common stock. On March 23, 2011, we filed an amendment to the New Registration Statement with an effective date of April 12, 2011. The shelf registration statement is set to expire in April 2014. We may periodically offer all or a portion of the remaining shares of common stock registered on the New Registration Statement, when it becomes effective, at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to the Company, is subject to market conditions and other factors, such as contractual commitments of our previously issued warrants.
Subsequent events
Effective July 9, 2011, we acquired Screamin Media Group, Inc., a Delaware corporation, following our execution on July 8, 2011, of an Agreement and Plan of Merger by and among the Company, Screamin Media Group, Inc, Agile Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Dan Griffith, as Stockholders’ Agent pursuant to which Subcorp was merged with and into SMG and SMG became our wholly-owned subsidiary. As consideration for the Merger, we paid upfront consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value, and $5,000,000 in secured promissory notes bearing interest at 10% per annum for all amounts outstanding subsequent to August 1, 2011, subject to adjustment as described below. As of the date of this report all of the Notes have been repaid in full. The cash portion of the Merger Consideration payable to the SMG Stockholders will be reduced by $862,500 to repay certain debt obligations of SMG immediately following the closing. The Shares actually issued were reduced to whole share amounts and all fractional shares converted to cash at approximately $3.437 per share, which is the twenty day trailing average close price of the Shares prior to July 7, 2011. The aggregate amount of Notes issued will be reduced by up to $2,378,000, including $500,000 to repay a promissory note issued by SMG and held by us and up to $1,878,000 to establish an escrow fund for indemnification claims asserted by us against SMG consistent with the terms of the Merger Agreement. The cash portion of the Merger Consideration was funded from our cash on hand. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.
SMG has approximately 60 employees serving hundreds of thousands of subscribers with deals from thousands of local merchants in 14 markets throughout the U.S. including Los Angeles, Orange County, Salt Lake City and San Diego. SMG

also recently launched travel deals. SMG supports local communities with its School Rewards program, which allows consumers to donate ten percent of SMG’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. More than 700 local schools and non-profits currently benefit from this community program.
Subject to meeting certain additional financial performance milestones throughout the two year period beginning July 1, 2011, as more particularly described in the Merger Agreement, the SMG Stockholders will be eligible to receive an aggregate of up to an additional $20,000,000. The Earn-Out may be paid in a combination of cash and Local.com common stock, provided that any such payments are comprised of at least twenty five percent cash and we will not issue twenty percent or more of Local.com common stock outstanding immediately prior to the closing date of the Merger in connection with this transaction.
On July 29, 2011 the Company cancelled its Revolving Line with SVB. On August 3, 2011, we entered into a Loan and Security Agreement with Square 1 Bank. The Security Agreement provides us with a revolving credit facility of up to $12 million. Subject to the terms of the Security Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Security Agreement. Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base, provided that total advances under the Facility will not exceed $12 million and we are otherwise in compliance with the terms of the Security Agreement. The Facility expires on August 3, 2013.
All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Security Agreement.
Except as otherwise set forth in the Security Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees payable to Square 1 Bank of approximately $10,000. Additionally, there is an annual fee of $25,000 and an unused line fee equal to 0.25% of the unused line if less than 40% of the Facility is in use.
The Security Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Security Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square 1 Bank has certain rights and remedies under the Security Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.
The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Security Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results).
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
Item 1A. Risk Factors
Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 29, 2011. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, except as follows:
Our recent acquisition, Screamin Media Group, Inc,. may not maintain the revenue growth that it has experienced since inception.
Although Screamin Media Group (“SMG”) has increased its revenue substantially since inception, we may not be able to maintain its historical rate of revenue growth. We believe that Screamin Media Group’s continued revenue growth will depend, among other factors, on our ability to:
•	acquire new subscribers who purchase daily deals;

•	retain our existing subscribers and have them continue to purchase daily deals;

•	attract new merchants who wish to offer deals through the sale of Spreebird/Screamin Media Group daily deals;

•	retain our existing merchants and have them offer additional deals through our marketplace;

•	expand the number, variety and relevance of products and deals we offer each day;

•	increase the awareness of our brand across geographies;

•	provide our subscribers and merchants with a superior experience;

•	respond to changes in consumer access to and use of the internet and mobile devices; and

•	react to challenges from existing and new competitors.

However, we cannot assure you that we will successfully implement any of these actions.
SMG has experienced rapid growth over a short period in a new market and we do not know whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our daily deals group buying business, including SMG (collectively, “Spreebird”) could be harmed.
Our Spreebird business has grown rapidly as merchants and consumers have increasingly used our marketplace. However, this is a new market which has operated at a substantial scale for only a limited period of time. Given the limited history, it is difficult to predict whether this market will continue to grow or whether it can be maintained. For example, as a result of our limited operating history in a new industry and because the majority of our Spreebird subscribers registered for our Spreebird service or made their initial purchase of a daily deal in the past 12 months, it is difficult to discern meaningful or established trends with respect to the purchase activity of our Spreebird subscribers or customers. We expect that the market will evolve in ways which may be difficult to predict. For example, we anticipate that over time we will reach a point in most markets where we have achieved a market penetration such that investments in new Spreebird subscriber acquisition are less productive and the continued growth of our gross profit will require more focus on increasing the rate at which our existing subscribers purchase our Spreebird daily deals. It is also possible that merchants or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics.
If we are unable to do so, our Spreebird business could be harmed and our results of operations subject to a material negative impact.
If we fail to retain our existing Spreebird subscribers or acquire new Spreebird subscribers, our revenue and Spreebird business will be harmed.
We must continue to retain and acquire Spreebird subscribers that purchase Spreebird daily deals in order to increase revenue and achieve profitability. We cannot assure you that the revenue or gross profit from Spreebird subscribers we acquire will ultimately exceed the cost of acquiring new Spreebird subscribers. If consumers do not perceive our Spreebird daily deal offers to be of high value and quality or if we fail to introduce new and more relevant deals, we may not be able to acquire or retain Spreebird subscribers. If we are unable to acquire new Spreebird subscribers who purchase Spreebird daily deals in numbers sufficient to grow our Spreebird business, or if Spreebird subscribers cease to purchase Spreebird daily deals, the revenue or gross profit we generate may decrease and our operating results will be adversely affected.
We believe that many of our new Spreebird subscribers originate from word-of-mouth and other non-paid referrals from existing subscribers, including our school rewards program, and therefore we must ensure that our existing Spreebird subscribers remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy our existing Spreebird subscribers are not successful, we may not be able to acquire new Spreebird subscribers in sufficient numbers to continue to grow our Spreebird business or we may be required to incur significantly higher marketing expenses in order to acquire new Spreebird subscribers. Further, we believe that our success is influenced by the level of communication and sharing among Spreebird subscribers. If the level of usage by our Spreebird subscriber base declines or does not grow as expected, we may suffer a decline in subscriber growth or revenue. A significant decrease in the level of usage or Spreebird subscriber growth would have an adverse effect on our business, financial condition and results of operations.
If we fail to retain existing Spreebird merchants or add new Spreebird merchants, our revenue and business will be harmed.
We depend on our ability to attract and retain merchants that are prepared to offer products or services on compelling terms through our Spreebird marketplace. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain merchants to our Spreebird business in order to increase revenue and achieve profitability. If new Spreebird merchants do not find our marketing and promotional services effective, or if existing Spreebird merchants do not believe that utilizing our products provides them with a long-term increase in customers, revenues or profits, they may stop making offers through our marketplace. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our Spreebird business, or if too many merchants are unwilling to offer products or services with compelling terms through our Spreebird marketplace or offer favorable payment terms to us, we may sell fewer daily deals and our operating results will be adversely affected.
If our efforts to market, advertise and promote products and services from our existing merchants are not successful, or if our existing merchants do not believe that utilizing our services provides them with a long-term increase in customers, revenues or profits, we may not be able to retain or attract merchants in sufficient numbers to grow our Spreebird business or we may be required to incur significantly higher marketing expenses or accept lower margins in order to attract new Spreebird merchants. A significant increase in Spreebird merchant attrition or decrease in merchant growth would have an adverse effect on our business, financial condition and results of operation.

Our Spreebird business is highly competitive. Competition presents an ongoing threat to the success of our Spreebird business.
We expect competition in e-commerce generally, and daily deals group buying in particular, to continue to increase because there are no significant barriers to entry. We have larger and more established competitors, including Groupon and Living Social in our daily deals business, with substantially more resources to compete than we have, and there are a substantial number of group buying sites that have similar offerings to our own daily deals offerings. In addition to such competitors, we expect to increasingly compete against other large internet and technology-based businesses, such as Facebook, Google and Microsoft, each of which has launched initiatives which are directly competitive to our Spreebird business. We also expect to compete against other internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.
We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•	the size and composition of our Spreebird subscriber base and the number of merchants we feature;

•	the timing and market acceptance of daily deals we offer, including the developments and enhancements to those daily deals offered by us or our competitors;

•	Spreebird subscriber and merchant service and support efforts;

•	selling and marketing efforts;

•	ease of use, performance, price and reliability of services offered either by us or our competitors;

•	our ability to cost-effectively manage our operations; and

•	our reputation and brand strength relative to our competitors.
Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger subscriber bases or generate revenue from their subscriber bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract subscribers away from our websites and applications, reduce our market share and adversely impact our gross margin. In addition, we are dependent on some of our existing or potential competitors, including Facebook, Google and Microsoft, for banner advertisements and other marketing initiatives to acquire new Spreebird subscribers. Our ability to utilize their platforms to acquire new Spreebird subscribers may be adversely affected if they choose to compete more directly with us.
If we are unable to recover Spreebird subscriber acquisition costs with revenue and gross profit generated from those Spreebird subscribers, our business and operating results will be harmed.
As our subscriber base continues to evolve, it is possible that the composition of our Spreebird subscribers may change in a manner that makes it more difficult to generate revenue and gross profit to offset the costs associated with acquiring new Spreebird subscribers. For example, if we acquire a large number of new Spreebird subscribers who are not viewed as an attractive demographic by merchants, we may not be able to generate compelling products for those Spreebird subscribers to offset the cost of acquiring those Spreebird subscribers. If the cost to acquire Spreebird subscribers is greater than the revenue or gross profit we generate over time from those Spreebird subscribers, our business and operating results will be harmed.

If we are unable to maintain favorable terms with our Spreebird merchants, our gross profit may be adversely affected.
The success of our Spreebird business depends in part on our ability to retain and increase the number of merchants who use our Spreebird service. Currently, when a merchant partners with us to offer a deal for its products or services, it receives an agreed upon percentage of the revenue from each daily deal sold, and we retain the rest. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their goods and services, they may demand a higher percentage of the revenue from each daily deal sold. This would adversely affect our gross profit.
In addition, we expect to face increased competition from existing daily deal providers, including Groupon and Living Social, as well as other internet and technology-based businesses such as Facebook, Google and Microsoft, each of which has launched initiatives which are directly competitive to our Spreebird business. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying daily deal initiatives in which merchants receive a higher percentage of the revenue than we currently offer, we may be forced to pay a higher percentage of the revenue than we currently offer, which may reduce our gross profit.
Our Spreebird business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in subscriber willingness to receive messages could adversely affect our revenue and Spreebird business.
Our Spreebird business is highly dependent upon email and other messaging services. Deals offered through emails and other messages sent by us, or on our behalf by our affiliates, generate a substantial portion of our Spreebird-related revenue. Because of the importance of email and other messaging services to our businesses, if we are unable to successfully deliver emails or messages to our Spreebird subscribers or potential Spreebird subscribers, or if Spreebird subscribers decline to open our emails or messages, our revenue and profitability would be adversely affected. Actions by third parties to block, impose restrictions on, or charge for the delivery of, emails or other messages could also materially and adversely impact our business. From time to time, internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability.
We have a rapidly evolving business model and our new product and service offerings could fail to attract or retain Spreebird subscribers or generate revenue.
We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our Spreebird subscribers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if subscribers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, the introduction of social networking and location-based marketing elements to our websites, or entirely new lines of business that we may pursue, fail to engage Spreebird subscribers or merchants, we may fail to acquire or retain Spreebird subscribers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our Spreebird subscriber base and revenue will depend heavily on our ability to innovate and to create successful new products and services. In addition, the relative profitability, if any, of our new activities may be lower than that of our historical activities, and we may not generate sufficient revenue from new activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
An increase in our refund rates could reduce our liquidity and profitability.
We have historically provided our customers with a refund of the purchase price of a Spreebird daily deal if they are unhappy with the level of service that they have received from us or our local merchant partners. As we increase our revenue, our refund rates may exceed our historical levels. A downturn in general economic conditions may also increase our refund rates. An increase in our refund rates could significantly reduce our liquidity and profitability.
As we do not have control over our merchants and the quality of products or services they deliver, we rely on a combination of our historical experience with each merchant and online and offline research of customer reviews of merchants for the development of our estimate for refund claims. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our liquidity and profitability.
Our standard agreements with our merchants generally limit the time period during which we may seek reimbursement for customer refunds or claims. Our customers may make claims for refunds with respect to which we are unable to seek reimbursement from our merchants. Our inability to seek reimbursement from our merchants for refund claims could have an adverse effect on our liquidity and profitability.

If our merchants do not meet the needs and expectations of our Spreebird subscribers, our Spreebird business could suffer.
Our Spreebird business depends on our reputation for providing high-quality deals, and our brand and reputation may be harmed by actions taken by merchants that are outside our control. Any shortcomings of one or more of our merchants, particularly with respect to an issue affecting the quality of the deal offered or the products or services sold, may be attributed by our Spreebird subscribers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and Spreebird subscriber sentiment generated as a result of fraudulent or deceptive conduct by our merchants could damage our reputation, reduce our ability to attract new Spreebird subscribers or retain our current Spreebird subscribers, and diminish the value of our brand.
We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.
The application of certain laws and regulations to our Spreebird business, as a new product category, is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. In addition, from time to time, we may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. If we are required to alter our Spreebird business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability.
The implementation of the CARD Act and similar state and foreign laws may harm our Spreebird business and results of operations.
The certificates issued by Spreebird to customers may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. This law contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Spreebird certificates are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Spreebird certificate, or the promotional value, which is the add-on value of Spreebird certificate in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Spreebird certificate was issued or the date on which the Spreebird subscriber last loaded funds on the Spreebird certificate if the Spreebird certificate has a reloadable feature; (ii) the Spreebird certificate’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Although not directly involved, we are aware of numerous class action lawsuits that have been filed in federal and state court claiming that certificates similar to Spreebird certificates are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing certificates similar to Spreebird certificates with expiration dates and other restrictions. In the event that it is determined that Spreebird certificates are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available to Spreebird under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Spreebird certificates may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Spreebird certificates have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Spreebird certificates in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.
If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed Spreebird certificates, our net income could be materially and adversely affected.
In certain states and foreign jurisdictions, Spreebird certificates may be considered a gift card. Some of these states and foreign jurisdictions include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed Spreebird certificates based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Spreebird is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with Spreebird subscribers and merchants and our role as it relates to the issuance and delivery of a Spreebird certificate. In the event that one or more states or foreign jurisdictions successfully challenges our position on the application of its unclaimed and abandoned property laws to Spreebird certificates, or if the estimates that we use in projecting the likelihood of Spreebird certificates being redeemed prove to be inaccurate, our liabilities with respect to unredeemed Spreebird certificates may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our Spreebird business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business.
New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.
Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our Spreebird subscribers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of Spreebird subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.
Our total number of Spreebird subscribers may be higher than the number of our actual individual Spreebird subscribers and may not be representative of the number of persons who are active potential customers.
Our total number of Spreebird subscribers may be higher than the number of our actual individual Spreebird subscribers because some Spreebird subscribers have multiple registrations, other Spreebird subscribers have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these Spreebird subscribers, we do not have a reliable system to accurately identify the number of actual individual Spreebird subscribers, and thus we rely on the number of total Spreebird subscribers as our measure of the size of our Spreebird subscriber base. In addition, the number of Spreebird subscribers includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our email offers.
We depend on the continued growth of online commerce.
The business of selling goods and services over the internet, particularly through coupons, is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers and merchants from adopting the internet as a medium of commerce. Additionally, acquiring new Spreebird subscribers for our services may be more difficult and costly than it has been in the past. In order to expand our Spreebird subscriber base, we must appeal to and acquire Spreebird subscribers who historically have used traditional means of commerce to purchase goods and services and may prefer internet analogues to our offerings, such as the retailer’s own website. If these consumers prove to be less active than our earlier Spreebird subscribers, or we are unable to gain efficiencies in our operating costs, including our cost of acquiring new Spreebird subscribers, our Spreebird business could be adversely impacted.
Our results of operations may be negatively impacted by investments we make as we enter new product and service categories.
We have offered Spreebird certificates in over 15 different types of businesses, services and activities that fall into six broad categories. We intend to continue to invest in the development of our existing categories and to expand into new categories. We may make substantial investments in such new categories in anticipation of future revenue. We may also face greater competition in specific categories from internet sites that are more focused on such categories. If the launch of a new category requires investments greater than we expect, if we are unable to generate sufficient merchant offers which are of high quality, value and variety or if the revenue generated from a new category grows more slowly or produces lower gross profit than we expect, our results of operations could be adversely impacted.

Failure to deal effectively with fraudulent transactions and subscriber disputes would increase our loss rate and harm our Spreebird business.
Spreebird certificates are issued in the form of redeemable coupons with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit Spreebird certificates in order to fraudulently purchase discounted goods and services from our merchants. While we use advanced anti-fraud technologies, it is possible that technically knowledgeable criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse consumers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Our merchants could also request reimbursement, or stop using Spreebird, if they are affected by buyer fraud or other types of fraud.
We may incur significant losses from fraud and counterfeit Spreebird certificates. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions, and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our Spreebird business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our Spreebird business will suffer.
We are subject to payments-related risks.
We accept payments using a variety of methods, including credit card, debit card and gift certificates. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards and it could disrupt our Spreebird business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our Spreebird business and operating results could be adversely affected.
We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.
Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include Spreebird certificates.
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of Spreebird certificates and our role with respect to the distribution of Spreebird certificates to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. In the event that this proposal is adopted as proposed, it is possible that a Spreebird certificate could be considered a financial product and that we could be a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income.

State and foreign laws regulating money transmission could be expanded to include Spreebird certificates.
Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not currently believe we are a money transmitter given our role and the product terms of Spreebird. However, a successful challenge to our position or expansion of state or foreign laws could subject us to increased compliance costs and delay our ability to offer Spreebird certificates in certain jurisdictions pending receipt of any necessary licenses or registrations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Removed and Reserved
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description
1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (4)	Amended and Restated Bylaws of the Registrant

3.3 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.2 (8)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.3 (9)	Promissory note by and among the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.4 (10)	Termination of Asset Purchase Agreement dated February 11, 2011, by and among the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

10.5 (11)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated April 4, 2011.

10.6 (11)†	Amendment No. 2 to Yahoo! Publisher Network Agreement dated April 4, 2011, by and among the Registrant and Yahoo! Inc.

10.7(11)†	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement dated April 5, 2010, by and between the Registrant and SuperMedia LLC.

10.8(12)	Stock Purchase Agreement by and among Local.com Corporation, Krillion, Inc. the stockholders of Krillion, Inc., and Hummer Winbald Venture Partners V, L.P., as stockholders’ agent dated April 29, 2011.

10.9(13)	Amendment Number 3 to Yahoo! Publisher Network Contract dated May 6, 2011, by and among the Registrant and Yahoo! Inc.

10.10(14)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.

10.11(14)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.

10.12(15)†	Google Services Agreement dated June 30, 2011 by and among the Registrant and Google Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May11, 2011.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION
August 9, 2011	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer (principal executive officer) and Chairman

August 9, 2011	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant

3.2 (4)	Amended and Restated Bylaws of the Registrant

3.3 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation

3.4 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.2 (8)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.3 (9)	Promissory note by and among the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.4 (10)	Termination of Asset Purchase Agreement dated February 11, 2011, by and among the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

10.5 (11)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated April 4, 2011.

10.6 (11)†	Amendment No. 2 to Yahoo! Publisher Network Agreement dated April 4, 2011, by and among the Registrant and Yahoo! Inc.

10.7(11)†	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement dated April 5, 2010, by and between the Registrant and SuperMedia LLC.

10.8(12)	Stock Purchase Agreement by and among Local.com Corporation, Krillion, Inc. the stockholders of Krillion, Inc., and Hummer Winbald Venture Partners V, L.P., as stockholders’ agent dated April 29, 2011.

10.9(13)	Amendment Number 3 to Yahoo! Publisher Network Contract dated May 6, 2011, by and among the Registrant and Yahoo! Inc.

10.10(14)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.

10.11(14)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.

10.12(15)†	Google Services Agreement dated June 30, 2011 by and among the Registrant and Google Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.