Form 10-Q
period 2011-09-30
LOCAL.COM
filed 2011-11-09
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011 there were 22,078,654 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,119	$13,079
Restricted cash	10	—
Accounts receivable, net of allowances of $300 and $297, respectively	13,018	11,912
Notes receivable - current portion	249	249
Prepaid expenses and other current assets	646	1,454

Total current assets	24,042	26,694

Property and equipment, net	8,118	7,119
Goodwill	32,509	17,339
Intangible assets, net	11,201	8,989
Long-term portion of note recievable	551	751
Deposits	57	52

Total assets	$76,478	$60,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,524	$7,626
Accrued compensation	1,761	1,906
Deferred rent	578	641
Warrant liability	357	2,840
Other accrued liabilities	1,639	651
Revolving line of credit	8,000	7,000
Deferred revenue	1,931	699

Total current liabilities	23,790	21,363

Deferred income taxes	188	188

Total liabilities	23,978	21,551

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,009 and 16,584, respectively	—	—
Additional paid-in capital	118,054	94,194
Accumulated deficit	(65,554)	(54,801)

Stockholders’ equity	52,500	39,393

Total liabilities and stockholders’ equity	$76,478	$60,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$20,877	$22,457	$53,256	$64,092

Operating Expenses:
Cost of revenues	12,507	10,705	34,307	34,683
Sales and marketing	6,777	4,031	14,705	11,074
General and administrative	2,981	2,663	8,882	6,786
Research and development	1,510	1,499	4,397	3,753
Amortization of intangibles	1,371	1,561	3,779	4,245

Total operating expenses	25,146	20,459	66,070	60,541

Operating income (loss)	(4,269)	1,998	(12,814)	3,551

Interest and other income (expense), net	(227)	(79)	(312)	(196)
Change in fair value of warrant liability	513	1,830	2,483	1,893

Income (loss) before income taxes	(3,983)	3,749	(10,643)	5,248

Provision for income taxes	48	—	110	135

Net income (loss)	$(4,031)	$3,749	$(10,753)	$5,113

Per share data:

Basic net income (loss) per share	$(0.18)	$0.23	$(0.51)	$0.32

Diluted net income (loss) per share	$(0.18)	$0.22	$(0.51)	$0.31

Basic weighted average shares outstanding	21,940	16,662	21,151	15,760
Diluted weighted average shares outstanding	21,940	17,202	21,151	16,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(10,753)	$5,113

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	5,981	5,081
Provision for doubtful accounts	25	205
Stock-based compensation expense	2,948	1,990
Change in fair value of warrant liability	(2,483)	(1,893)
Changes in operating assets and liabilities:
Accounts receivable	(871)	(8,673)
Note receivable	200	—
Prepaid expenses and other	821	(189)
Accounts payable and accrued liabilities	789	1,257
Deferred revenue	1,152	(27)

Net cash (used in) provided by operating activities	(2,191)	2,864

Cash flows from investing activities:
Capital expenditures	(3,144)	(4,983)
Decrease in restricted cash	—	35
Issuance of notes receivable	(1,085)	—
Proceeds from notes receivable	1,085	—
Acquisitions, net of cash acquired	(15,969)	(3,825)
Purchases of intangible assets	(762)	(3,887)

Net cash used in investing activities	(19,875)	(12,660)

Cash flows from financing activities:
Proceeds from the exercise of warrants	—	6,974
Proceeds from the exercise of options	170	1,878
Repurchases of common stock	—	(1,221)
Proceeds from the public offering of common stock	18,227	—
Payment of revolving credit facility	(7,000)	(3,000)
Proceeds from revolving credit facility	8,000	7,000
Payment of financing related costs	(291)	(28)

Net cash provided by financing activities	19,106	11,603

Net (decrease) increase in cash and cash equivalents	(2,960)	1,807
Cash and cash equivalents, beginning of the period	13,079	10,080

Cash and cash equivalents, end of the period	$10,119	$11,887

Supplemental cash flow information:
Interest paid	$136	$381

Income taxes paid	$11	$206

Non-cash investing and financing transactions:
Common stock issued for merger and asset purchase	$2,806	$1,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 30 million monthly unique visitors across over 100,000 websites, and we serve over 31,000 small business customers with a variety of web hosting and local online advertising products. Our Owned & Operated business unit (“O&O”) manages our flagship property, Local.com, our newly acquired shopping content provider Krillion.com, and a proprietary network of over 20,000 local websites, which collectively reaches over 15 million monthly unique visitors. Our Network business unit (“Network”) operates (i) a leading private label local syndication network of over 1,600 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers, to a distribution network of hundreds of websites. Our Sales & Ad Services business unit (“SAS”) sells and supports products directly to small businesses. These products include our Exact Match product suite; our Local Premium direct listing products and our Rovion rich media display advertising products. We also provide over 31,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach. In May 2011, the Company officially launched Spreebird, the Company’s new business unit focused on daily deals services (“Spreebird”). In July 2011, the Company acquired Screamin Media Group, Inc. (“SMG”), a daily deals business, as part of its efforts to expand its Spreebird business.

Principles of consolidation and basis of presentation

Our consolidated financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiaries, Local.com PG Acquisition Corporation, Krillion, Inc. and Screamin Media Group, Inc. All intercompany balances and transactions were eliminated. In April 2010, Local.com PG Acquisition Corporation merged with and into Local.com Corporation and the separate corporate entity of Local.com PG Acquisition Corporation ceased to exist. We have evaluated all subsequent events through the date the consolidated financial statements were issued.

The unaudited interim condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2011.

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of Exact Match products to our customers. The Company enters into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included as search results in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs.

During the year ended December 31, 2010, the Company entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions were only effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable.

We launched our Spreebird daily deals business in May 2011 and had material activity during the third quarter 2011. Revenue relating to the Spreebird daily deals business will be recorded exclusive of the portion of gross billings paid as merchant revenue share, since we generally act as the agent, rather than the principal, when connecting merchants with online customers. All other revenue is recognized on a gross basis.

2.	Notes receivable

During 2010 the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of September 30, 2011, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

During 2011 the Company also loaned Digital Post Interactive, Inc., a Nevada corporation (“DGLP”) a total of $485,000 pursuant to seven separate short term promissory notes. The Company entered into an asset purchase agreement with DGLP by which the Company acquired substantially all of the assets of Rovion, Inc. (“Rovion”) a wholly-owned subsidiary of DGLP. As part of the asset purchase agreement, cash paid by the Company for the acquisition of assets was used to repay the promissory notes in full. No interest was collected on these notes. During the second quarter 2011 the Company also loaned Krillion, Inc. (“Krillion”) a total of $100,000 pursuant to a short term promissory note. Subsequently, the Company entered into a stock purchase agreement with Krillion for the acquisition of all of the outstanding stock of Krillion. As part of the stock purchase agreement, cash paid by the Company for the acquisition of the stock was used to repay the promissory note in full. No interest was collected on the note. Also during the second quarter 2011, the Company loaned Screamin Media Group, Inc. (“SMG”) a toal of $750,000 pursuant to two short term promissory notes. On July 8, 2011, the Company entered into a merger agreement with SMG. As part of the merger agreement, cash paid by the Company as consideration to the SMG stockholders in the merger was used to repay the $500,000 promissory note in full on August 3, 2011. No interest was collected on the note. The $250,000 promissory note was repaid by SMG prior to the acquisition.

3.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$7,238	$(3,169)	$4,069	4	$3,933	$(2,446)	$1,487	4
Non-compete agreements	98	(46)	52	2	83	(25)	58	2
Vendor-related	300	(25)	275	3
Customer-related	14,311	(10,364)	3,947	4	12,939	(7,534)	5,405	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	900	(205)	695	4	500	(62)	438	4
License agreements	600	(38)	562	4

	$25,479	$(14,278)	$11,201		$19,487	$(10,498)	$8,989

On May 31, 2011, we acquired approximately 4,617 website hosting accounts for $554,040 in cash from LaRoss Partners, LLC (“LaRoss”). The acquisition was part of a requirement to purchase additional subscribers from LaRoss pursuant to a previously executed sales and services agreement with LaRoss dated July 16, 2010 (the “LaRoss Agreement”). LaRoss will provide ongoing billing services to and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

On August 21, 2011, we acquired approximately 1,734 website hosting accounts for $208,080 in cash pursuant to the LaRoss Agreement. LaRoss will provide ongoing billing services to and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

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

Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States. Krillion further provides the following products and services:

•	patented local product search platform, the Krillion Localization Engine™ that helps connect customers with in-stock products at local retailers;

•	real-time StockCheck™ tool that enables web-savvy shoppers to find, compare and buy products at particular retail locations near them;

•	the ability for consumers to take advantage of in-store pickup and other convenience services offered by multichannel retailers and;

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

The Company incurred a minimal amount of legal, accounting and other professional fees related to this acquisition, all of which were expensed. The acquisition was not considered significant in relation to the condensed consolidated financial statements taken as a whole and therefore no pro-forma financial information has been presented. The results of operations for the new acquisition are included in the condensed consolidated financial statements from the date of acquisition. It is impracticable to provide their revenue and earnings from the date of acquisition as the products, services and technology platforms are incorporated into the operations and results of our current business units and the combined results of operations related for this acquisition are not tracked in separate reporting units.

Rovion Asset Purchase

On April 4, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the APA, the Company paid DGLP $2,196,000 net of $485,000 in loans owed by DGLP. The transaction was funded from the Company’s cash on hand. The Company entered into five separate employee agreements with former employees of DGLP and Rovion. The employee agreements provide for retention bonuses, contingent upon continued employment with the Company, totaling $1.5 million over a period of approximately two years. We evaluated the fair value of the acquisition’s total consideration, and determined that there is no contingent consideration relating to the acquisition. The assets acquired include:

•

a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements;

•

a patent pending rich media advertising toolset, known as the Rovion Ad Management Platform (“RAMP”), targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RAMP control panel;

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

The Company incurred a minimal amount of legal, accounting and other professional fees related to this acquisition, of which all were expensed. The acquisition is not considered significant in relation to the condensed consolidated financial statements taken as a whole and therefore no pro-forma financial information is presented. The result of operations for the new acquisition is included in the condensed consolidated financial statements from the date of acquisition. It is impracticable to provide their revenue and earnings from the date of acquisition as the products, services and technology platforms are incorporated into the operations and results of our current business units and the combined results of operations related for this acquisition is not tracked in separate reporting units

Screamin Media Group, Inc stock purchase

Effective July 9, 2011, the Company acquired Screamin Media Group, Inc., a Delaware corporation, following the execution on July 8, 2011, of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Screamin Media Group, Inc, Agile Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Subcorp”), and Dan Griffith, as Stockholders’ Agent (the “Stockholders’ Agent”) pursuant to which Subcorp was merged with and into SMG and SMG became a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the Company paid upfront consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes (the “Notes”) bearing interest at 10% per annum for all amounts outstanding subsequent to August 1, 2011, subject to adjustment as described below (collectively, the “Merger Consideration”). During the third quarter all of the Notes were repaid in full. The cash portion of the Merger Consideration payable to the SMG Stockholders was reduced by $862,500 to repay certain debt obligations of SMG immediately following the closing. The Shares converted to cash at approximately $3.437 per share, which was the twenty day trailing average close price of the Shares prior to July 7, 2011. The aggregate amount of Notes issued was reduced by up to $2,378,000, including $500,000 to repay a promissory note issued by SMG and held by the Company and up to $1,878,000 to establish an escrow fund for indemnification claims asserted by the Company against SMG consistent with the terms of the Merger Agreement (the “Escrow Fund”). The cash portion of the Merger Consideration was funded from the Company’s cash on hand.

At the acquisition date, SMG had approximately 60 employees serving hundreds of thousands of subscribers with deals from thousands of local merchants in 14 markets throughout the U.S. including Los Angeles, Orange County, Salt Lake City and San Diego. SMG also recently launched travel deals. SMG supports local communities with its school rewards program, which allows consumers to donate ten percent of SMG’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. More than 700 local schools and non-profits have benefitted from this community program.

The purchase price allocations were based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$430
Vendor-related intangibles	300
Subscriber-related intangibles	450
License Agreement	600
Goodwill	12,169
Other assets received	291
Liabilities assumed	(1,483)

Total	$12,757

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

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is three years for the developed technology, vendor-related intangibles and subscriber-related intangibles and four years for license agreement. We recognized goodwill of $12.2 million. The factors that contributed to the recognition of goodwill included securing synergies that are specific to the Company’s business and not available to other market participants, which are expected to increase revenues and profits; acquisition of a talented workforce; the strategic benefit of expanding the Company’s presence in the local media advertising markets; and diversifying the Company’s product portfolio. Goodwill is expected to be deductible for tax purposes.

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the nine months ended September 30, 2011 and 2010, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro Forma revenue	$20,988	$22,723	$55,071	$64,550
Pro Forma net income (loss)	$(5,260)	$3,462	$(14,071)	$4,101
Pro Forma basic net income (loss) per share	$(0.24)	$0.20	$(0.65)	$0.25
Pro Forma diluted net income (loss) per share	$(0.24)	$0.19	$(0.65)	$0.24

The Company incurred a minimal amount of legal, accounting and other professional fees related to these acquisitions, of which all were expensed.

5.	Goodwill and Other Intangible Assets

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

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Additional capitalized website development costs	$769	$1,297	$2,501	$2,246
Amortization of capitalized website development costs	$(552)	$(141)	$(1,358)	$(370)

7.	Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September		Nine Months Ended September
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(4,031)	$3,749	$(10,753)	$5,113

Denominator:
Denominator for historical basic calculation weighted average shares	21,940	16,662	21,151	15,760
Dilutive common stock equivalents:*
Options	—	533	—	907
Warrants	—	7	—	48

Denominator for historical diluted calculation weighted average shares.	21,940	17,202	21,151	16,715

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.18)	$0.23	$(0.51)	$0.32

Historical diluted net income (loss) per share	$(0.18)	$0.22	$(0.51)	$0.31

*	For the three and nine months ended September 30, 2011, potentially dilutive securities, which consist of options to purchase 4,565,730 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,477,936 shares of common stock at prices ranging from $4.32 to $8.09 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

8.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Furniture and fixtures	$940	$835
Office equipment	420	397
Computer equipment	3,173	2,737
Computer software	8,878	6,249
Leasehold improvements	893	886

	14,304	11,104
Less accumulated depreciation and amortization	(6,186)	(3,985)

Property and equipment, net	$8,118	$7,119

9.	Interest and other income, net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$12	$2	$44	$14
Interest expense	(239)	(81)	(356)	(210)

Interest and other income (expense), net	$(227)	$(79)	$(312)	$(196)

10.	Credit facilities

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of the date of this report the Company is in compliance with all financial covenants.

At the end of the third quarter the Company had $8,000,000 outstanding on the Facility. As of October 15, 2011 the Company had approximately $2.0 million available of the $4.0 million unused on the Facility.

In connection with the anticipated closing of the Security Agreement, on July 29, 2011 we cancelled our Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”) which provided us with a revolving credit facility of up to $30.0 million (the “Revolving Line”), which we entered into on June 28, 2010.

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

The Company manages its business functionally and has two reportable operating segments: paid search and daily deals. Paid Search consists of the Company’s online businesses that collectively reach customers with a variety of local online advertising products and web hosting. The Company’s Daily Deals segment consists of the Company’s business that reaches its customers with discounted offers for goods and services provided by merchants.

Management relies on an internal management reporting process that provides revenue and segment operating income (loss) for making financial decisions and allocating resources. Management believes that segment revenues and operating income (loss) are appropriate measures of evaluating the operational performance of the Company’s segments.

The following is a summary of operating results from continuing operations and assets by business segment:

	Three Months Ended September 30, 2011
	Daily deals	Paid Search	Totals
Segment revenue	$614	$20,263	$20,877

Depreciation and amortization	$196	$2,025	$2,221

Operating loss	$(2,190)	$(2,079)	$(4,269)

Interest and other income (expense), net			(227)
Change in fair value of warrant liability			513
Provision for income taxes			(48)

Net loss			$(4,031)

	Nine Months Ended September 30, 2011
	Daily deals	Paid Search	Totals
Segment revenue	$614	$52,642	$53,256

Depreciation and amortization	$275	$5,706	$5,981

Operating loss	$(2,711)	$(10,103)	$(12,814)

Interest and other income (expense), net			(312)
Change in fair value of warrant liability			2,483
Provision for income taxes			(110)

Net loss			$(10,753)

Segment assets as of September 30, 2011	$14,946	$61,532	$76,478

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue by geographic region:
United States	$20,877	$22,457	$53,256	$64,092
Revenue by product:
Pay-Per-Click (PPC)	15,931	14,102	$40,018	$46,500
Subscription Advertising Products	883	1,642	2,703	5,097
Domain Sales and Services	1,428	5,208	4,748	8,433
Display and Banner Advertising Services	2,021	1,499	5,173	4,036
Local Connect (License)	—	6	—	26
Spreebird Daily Deals	614	—	614	—

Total revenue	$20,877	$22,457	$53,256	$64,092

12.	Stock-based compensation

Stock option activity under the equity incentive plans during the nine months ended September 30, 2011, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	4,037,768	$5.02
Granted	1,299,050	3.75
Exercised	(89,809)	1.89
Cancelled	(681,279)	5.46

Outstanding at September 30, 2011	4,565,730	$4.66	$309

Exercisable at September 30, 2011	2,269,065	$4.97	$265

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2011 and 2010 was $2.57 and $5.09 per option, respectively.

The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2011 and 2010, was $200,635 and $2.2 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $2.00	348,073	5.8 years	$1.57	301,956	$1.57
$2.01 - $3.00	281,962	6.9 years	2.56	54,813	2.30
$3.01 - $4.00	1,349,892	7.4 years	3.65	509,987	3.71
$4.01 - $5.00	1,259,670	7.3 years	4.58	702,781	4.65
$5.01 - $6.00	258,495	7.1 years	5.52	159,117	5.64
$6.01 - $7.00	657,894	8.5 years	6.16	153,568	6.38
$7.01 - $8.00	218,862	4.6 years	7.50	200,337	7.51
$8.01 - $9.00	105,206	2.8 years	8.66	100,830	8.68
$9.01 - $10.00	15,000	3.7 years	9.90	15,000	9.90
$10.01 - $16.59	70,676	3.1 years	15.71	70,676	15.71

	4,565,730	7.2 years	$4.66	2,269,065	$4.97

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.35%	1.66%	1.70%	2.30%
Expected lives (in years)	5.2 years	5.4 years	5.2 years	5.7 years
Expected dividend yield	None	None	None	None
Expected volatility	85.35%	92.63%	85.35%	94.02%

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$12	$78	$165	$163
Sales and marketing	365	243	1,043	562
General and administrative	491	260	1,427	845
Research and development	87	125	313	420

Total stock-based compensation expense	$955	$706	$2,948	$1,990

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.14	$0.12

13.	Stock repurchase program

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

Warrant activity for the nine months ended September 30, 2011, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,334,022	$7.88
Issued	143,914	7.60
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2011	1,477,936	$7.11

Exercisable at September 30, 2011	1,477,936	$7.11

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2011:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.00 - $ 4.99	129,638	0.4 years	$4.60
$ 5.00 - $ 5.99	129,638	0.4 years	5.41
$ 7.00 - $ 7.99	603,580	1.3 years	7.02
$ 9.00 - $ 9.99	615,080	2.3 years	8.09

	1,477,936	1.6 years	$7.11

15.	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

Description	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$10,119	$10,119	$—

Total financial assets	$10,119	$10,119	$—

Liabilities:
Warrant liability	$357	$—	$357

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$13,079	$13,079	$—

Total financial assets	$13,079	$13,079	$—

Liabilities:
Warrant liability	$2,840	$—	$2,840

Our financial assets are valued using market prices on active markets (Level 1) obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of September 30, 2011, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the warrant liability was estimated at September 30, 2011 grant using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$8.09	$7.02
Risk-free interest rate	0.25%	0.13%
Expected lives (in years)	2.3 years	1.3 years
Expected dividend yield	None	None
Expected volatility	73.34%	84.55%

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2010	$2,840
Change in fair value of warrant liability	(2,483)

Balance at September 30, 2011	$357

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 30 million monthly unique visitors across over 100,000 websites, and we serve over 31,000 small business customers with a variety of web hosting and local online advertising products.

Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,600 U.S. regional media websites, (ii) 80,000 third-party local websites, and (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites. Our Sales & Ad Services business unit sells and supports products directly to small businesses. These products include our Exact Match product suite; our LocalPremium direct listing products and our Rovion rich media display advertising products. We also provide over 31,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.

We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010, we also acquired Octane360 which included the Exact Match product suite. During the second quarter of 2011, we acquired Krillion, Inc. which includes a robust local product search platform that enables consumers to search for products and product availability at local retailers, and substantially all of the assets of Rovion, Inc., including a rich media advertising platform and toolset that allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business – traffic, technology and advertisers – we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

In May 2011, the Company launched its Spreebird business unit, the Company’s new daily deal service, located at www.Spreebird.com. In July 2011, the Company acquired Screamin Media Group, Inc., another daily deals business, as part of its efforts to expand its daily deals business.

Recent Developments

On June 30, 2011, the Company entered into a Google Services Agreement. The agreement with Google provides for the implementation by Local.com of certain advertising and search services on certain websites, effective August 1, 2011. The Agreement runs through July 31, 2013, subject to certain early termination provisions.

On July 9, 2011, the Company acquired Screamin Media Group, Inc., as a result of a merger of the Company’s wholly-owned subsidiary with and into SMG, in consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes, which have since been repaid. The merger agreement also provides for additional earn-outs payments of up to $20.0 million payable in a combination of cash and Company stock dependent on certain performance criteria. SMG has moved into the Company’s principal offices in Irvine since the closing of the merger. SMG currently offers daily deals in 14 markets. SMG will form part of the Company’s Spreebird daily deals business and will operate as part of the Company’s Spreebird brand.

On July 29, 2011, the Company entered into Amendment #4 to that certain Yahoo! Publisher Network Agreement with Yahoo! Inc., pursuant to which the Company and Yahoo! agreed to modify implementation, compensation and exclusivity provisions in the Agreement and extend the agreement through July 31, 2012.

On August 3, 2011, the Company entered into a Loan and Security Agreement (the “Security Agreement”) with Square 1 Bank. The Security Agreement provides us with a revolving credit facility of up to $12 million (the “Facility”). Subject to the terms of the Security Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Security Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on August 3, 2013.

Outlook for Our Business

Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.

According to a September 2010 study, BIA/Kelsey estimates that the local search market in the United States will grow from $5.1 billion in 2010 to $9.0 billion by 2015. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.

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

We have also taken steps to diversify our revenue sources, while maintaining our focus on local offerings, including through the acquisition of Octane360 and more recently the acquisition of Krillion, Inc., a local shopping data and content provider, substantially all of the assets of Rovion, Inc., which includes a self-service rich media advertising platform and toolset, and Screamin Media Group, Inc. which expands our recently launched daily deals business, Spreebird. With the products and technology acquired in these acquisitions the Company believes it is able to differentiate itself from other online media companies by assembling a unique range of complimentary advertising products that can, over time, be marketed to a variety of consumers, regional media publishers and local merchants.

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

Our entry into the Google Services Agreement in June 2011 and the amendment to our Yahoo! publisher network agreement effective July 29, 2011, partially reversed the trend of continued decline in the revenue per click (“RPC”) that our advertising partners pay us for clicks on their advertisements on our sites and to diversify our sources of revenue. We cannot give assurances that our efforts to improve monetization through this strategy will continue to be successful.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services;

•	web hosting services; and

•	rich media advertising services

•	daily deal offerings

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the nine months ended September 30, 2011, approximately 68% of our overall traffic was purchased from other search engine websites. During the nine months ended September 30, 2011, advertising costs to drive consumers to our Local.com website were $25.0 million of which $18.4 million was attributable to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

We launched our Spreebird daily deals business in May 2011 and had material activity during the third quarter 2011. Revenue relating to the Spreebird daily deals business will be recorded exclusive of the portion of gross billings paid as merchant revenue share, since we generally act as the agent, rather than the principal, when connecting merchants with online customers. All other revenue is recognized on a gross basis.

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

As of September 30, 2011, three customers, Yahoo!, Google and SuperMedia represented 56.9% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

Stock Based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2011 and 2010, is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$12	$78	$165	$163
Sales and marketing	365	243	1,043	562
General and administrative	491	260	1,427	845
Research and development	87	125	313	420

Total stock-based compensation expense	$955	$706	$2,948	$1,990

Basic and diluted net stock-based compensation expense per share	$0.04	$0.04	$0.14	$0.12

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	59.9	47.7	64.4	54.1
Sales and marketing	32.5	17.9	27.6	17.3
General and administrative	14.3	11.9	16.7	10.6
Research and development	7.2	6.7	8.3	5.9
Amortization of intangibles	6.6	7.0	7.1	6.6

Total operating expenses	120.4	91.1	124.1	94.5

Operating income (loss)	(20.4)	8.9	(24.1)	5.5
Interest and other income (expense), net	(1.1)	(0.4)	(0.6)	(0.3)
Change in fair value of warrant liability	2.5	8.2	4.7	3.0

Income (loss) before income taxes	(19.1)	16.7	(20.0)	8.2
Provision for income taxes	0.2	—	0.2	0.2

Net income (loss)	(19.3)%	16.7%	(20.2)%	8.0%

Three and nine months ended September 30, 2011 and 2010

Revenue (dollars in thousands):

	Three Months Ended September 30,				Percent change	Nine Months Ended September 30,				Percent change
	2011	(*)	2010	(*)		2011	(*)	2010	(*)
Owned and operated	$13,457	64.5%	$11,576	51.5%	16.2%	$33,199	62.3%	$34,365	53.6%	-3.4%
Network	4,364	20.9%	6,818	30.4%	-36.0%	11,805	22.2%	18,987	29.6%	-37.8%
Sales and advertiser services	3,056	14.6%	4,063	18.1%	-24.8%	8,252	15.5%	10,740	16.8%	-23.2%

Total revenue	$20,877	100.0%	$22,457	100.0%	-7.0%	$53,256	100.0%	$64,092	100.0%	-16.9%

(*) – Percent of total revenue

Owned and operated revenue for the three months ended September 30, 2011, increased 16.2% and decreased by 3.4% for the nine months ended September 30, 2011 compared to the same periods in 2010. The increase in revenue for the three months ended September 30, 2011 compared to the same period in 2010 is a combination of revenue recognized relating to a settlement agreement with one of our larger customers and increased traffic to our Local.com website, partially offset by a slight decrease in monetization as our revenue per thousand visitors (“RKV”) decreased to $254 for the three months ended September 30, 2011, from $266 for the three months ended September 30, 2010. The decrease in revenue for the nine months ended September 30, 2011 compared to the same period in 2010 is due to decreased monetization as our revenue per thousand visitors (“RKV”) decreased to $220 for the nine months ended September 30, 2011, from $253 for the nine months ended September 30, 2010. The decreased monetization was partially offset by increased traffic to our Local.com website. The decrease in RKV was primarily a result of significantly lower RKV for the first seven months of the year. Due to changes made in our partner relationships RKV has improved significantly over the last two months of the third quarter.

Network revenue for the three and nine months ended September 30, 2011, decreased 36.0% and 37.8%, respectively, compared to the same periods in 2010. The decrease is primarily due to a decrease in network partners on the Company’s distribution network as we have decreased the advertising feeds to third-party websites. This lower level of monetization related to the distribution portion of the network business is expected to continue through 2011.

Sales and advertiser services revenue for the three and nine months ended September 30, 2011, decreased 24.8% and 23.2%, respectively, compared to the same periods in 2010 as our base of small business subscribers decreased from over 60,000 as of September 30, 2010, to approximately 31,000 as of September 30, 2011. The decrease in the small business subscriber base is due to the natural attrition of the current subscriber bases, subject to prior contractual commitments, as well as the Company’s decision to suspend acquisitions of LEC-billed subscriber bases in order to concentrate resources around the Exact Match product suite powered by our acquired Octane360 platform and investment in our new Spreebird daily deals business. As a result, we anticipate revenue from our existing subscribers to continue to decline. The expected growth in revenue from Exact Match and Spreebird products is not expected to fully offset the decline in revenue from existing subscribers until 2012.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2011	(*)	2010	(*)	change	2011	(*)	2010	(*)	change
Revenue from internal and outsourced sales	$1,082	35.4%	$1,303	32.1%	-16.9%	$2,792	33.8%	$3,499	32.6%	-20.2%
Revenue from acquired bases	1,360	44.5%	2,760	67.9%	-50.7%	4,846	58.7%	7,241	67.4%	-33.1%
Spreebird daily deals revenue	614	20.1%	—	0.0%	NM	614	7.4%	—	0.0%	NM

Total sales and advertiser services revenue	$3,056	100.0%	$4,063	100.0%	-24.8%	$8,252	100.0%	$10,740	100.0%	-23.2%

Based on the above, total revenue for the three and nine months ended September 30, 2011, decreased 7.0% and 16.9%, respectively, compared to the same periods in 2010.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended September 30,		Percentage of Total Revenue Nine Months Ended September 30,
Customer	2011	2010	2011	2010
Google Inc	21.7%	0.0%	9.3%	0.0%
Yahoo! Inc.	16.2%	36.3%	28.0%	45.5%
SuperMedia Inc.	25.4%	30.4%	23.8%	23.1%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change
Cost of revenues	$12,507	59.9%	$10,705	47.7%	16.8%	$34,307	64.4%	$34,683	54.1%	(1.1)%
Sales and marketing	6,777	32.5%	4,031	17.9%	68.1%	14,705	27.6%	11,074	17.3%	32.8%
General and administrative	2,981	14.3%	2,663	11.9%	11.9%	8,882	16.7%	6,786	10.6%	30.9%
Research and development	1,510	7.2%	1,499	6.7%	0.7%	4,397	8.3%	3,753	5.9%	17.2%
Amortization of intangibles	1,371	6.6%	1,561	7.0%	(12.2)%	3,779	7.1%	4,245	6.6%	(11.0)%

Total operating expenses	$25,146	120.4%	$20,459	91.1%	22.9%	$66,070	124.1%	$60,541	94.5%	9.1%

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2011, increased by 16.8% and decreased by 1.1%, respectively, compared to the same periods in 2010. The increase during the three months ended September 30, 2011 compared to the same period in 2010 is due to an increase in traffic acquisition costs associated with driving consumers to our Local.com website. Cost of revenues was consistent for the nine months ended September 30, 2011 compared to the same period in 2010 as higher traffic acquisition cost was offset by a decrease in revenue share due to the decrease in network revenues.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2011, increased 68.1% and 32.8%, respectively, compared to the same periods in 2010. The increase was primarily due to higher personnel-related costs due to increased costs related to the three acquisitions completed during the period.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2011, increased by 11.9% and 30.9%, respectively, compared to the same periods in 2010. The increase is due to higher personnel-related costs as a result of severance costs totaling approximately $658,000 incurred and increased headcount for the period. Headcount increased primarily due to the three acquisitions completed during the period.

Research and development

Research and development expenses for the three and nine months ended September 30, 2011, increased by 0.7% and 17.2%, respectively, compared to the same periods in 2010. The increase is due to higher personnel-related costs.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expense	$1,510	$1,499	$4,397	$3,753
Capitalized website development costs	$769	$1,297	$2,501	$2,246
Amortization of capitalized website development costs	$(552)	$(141)	$(1,358)	$(370)

Amortization of intangibles

Amortization of intangibles expense was $1,317,000 and $3,779,000 for the three and nine months ended September 30, 2011, respectively, compared to $1,561,000 and $4,245,000 for the same periods in 2010. The decrease is due to the Company’s decision to suspend the further acquisition of subscriber bases as well as the manner in which these subscriber bases are being amortized, with the majority of the amortization expense being recognized in the first year. The decrease is partially offset by increased amortization from the intangible assets identified in the three acquisitions during the period.

Interest and other income (expense), net

Interest and other income (expense), net was ($227,000) and ($312,000) for the three and nine months ended September 30, 2011, respectively, compared to ($79,000) and ($196,000) for the same period in 2010. The increase is due to the acceleration of the amortization of deferred finance charges due to the cancellation of the revolving credit facility we had with SVB.

Provision for income taxes

Provision for income taxes was $48,000 and $110,000 for the three and nine months ended September 30, 2011, primarily due anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$10,119	$13,079

Working capital	$609	$8,171

Cash flow highlights (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(2,191)	$2,864
Net cash used in investing activities	(19,875)	(12,660)
Net cash provided by financing activities	19,106	11,603

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities; however, during the years ended December 31, 2010 and 2009, we generated positive cash flow from operations. Cash and cash equivalents were $10.1 million as of September 30, 2011, and $13.0 million as of December 31, 2010. We had working capital of $609,000 as of June 30, 2011, and $8.1 million as of December 31, 2010. On July 9, 2011 the Company entered into a merger agreement with SMG that resulted in the Company making payments of $5.0 million at the date of acquisition and an additional $5.0 million payment on August 3, 2011. The merger agreement also provides for additional consideration of up to $20.0 million subject to the achievement of certain performance criteria set out in the merger agreement. Additionally, pursuant to a loan and security agreement with Square 1 Bank that we entered into on August 3, 2011, we have secured a revolving credit facility of up to $12.0 million, based on certain formulas as set in the merger agreement. As of the date of this report, we had a total of $8.0 million outstanding on the revolving credit facility with Square 1 Bank. The decrease in working capital is largely due to a decrease in cash of approximately $3.0 million, an increase in our revolving credit facility balance of approximately $1.0 and an increase in our other accrued liabilities of approximately $1.0 million. Changes in these balances were primarily due to the SMG acquisition. The deferred revenue balance also increased by $1.2 million due to a large prepayment received from one of our customers for services to be performed during the fourth quarter. The remainder of the change was due to timing of accounts payable and accounts receivable.

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2011. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense and change in fair value of warrant liability) used was approximately $4.3 million. Changes in operating assets and liabilities provided cash of $2.1 million. Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2010. Net income adjusted for non-cash charges provided cash of $10.5 million. Changes in operating assets and liabilities used cash of $7.6 million.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the nine months ended September 30, 2011, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net income (loss)	$(10,753)	$5,113	$(15,866)
Non-cash (1)	6,471	5,383	1,088

Subtotal	(4,282)	10,496	(14,778)
AR, AP and Other	2,091	(7,632)	9,723

Net cash (used in) provided by operations	$(2,191)	$2,864	$(5,055)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $19.9 million for the nine months ended September 30, 2011, and consisted of $3.1 million for capital expenditures, $16.0 million acquisition related cost and $0.8 million for purchases of customer-related intangible assets. Net cash provided by financing activities was $19.1 million for the nine months ended September 30, 2011, primarily consisted of $18.2 million from a public offering of the Company’s common stock, $8.0 million drawn on the our new revolving credit facility with Square 1 Bank, partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility with SVB.

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

During the third quarter we were able to reduce our operating losses through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our O&O and Network properties. These changes resulted in a significant improvement in monetization compared to the prior two quarters. Part of the improvement related to a new significant ad partner which was effective August 1, 2011 and impacted the third quarter of 2011 for two months. The full quarter impact of these improvements will be realized in the fourth quarter 2011. The Company has also been able to increase traffic to its O&O and Network sites resulting in record traffic for the past two quarters. Although the Company has increased investments in recently acquired businesses, much of the investment will be discretionary marketing spending after the first quarter of 2012 at which point it can then be controlled based on available working capital. Therefore, because of continued improvement in traffic, our recent improvements in monetization and the discretionary nature of new marketing spending we believe that the fourth quarter will provide us cash from operations which we believe will in turn result in improved working capital at the end of the 2011 year. In addition to cash provided by operating activities we also have approximately $2.0 million available of the $4.0 million unused capacity on our Square 1 Bank revolving credit facility as of October 15, 2011. Management believes, based upon projected operating needs, cash from operations and availability on our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. If the projections and assumptions used by management to form its opinion prove incorrect, then the Company may require additional capital to fund its operations over the next 12 months.

Shelf Registration Statement

On January 14, 2011, we filed a new shelf registration statement with the Securities and Exchange Commission pursuant to which we registered 8,000,000 shares of our common stock. On March 23, 2011, we filed an amendment to the new shelf registration statement with an effective date of April 12, 2011. The new shelf registration statement is set to expire in April 2014. We may periodically offer all or a portion of the shares of common stock registered on the new shelf registration statement, when it becomes effective, at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to the Company, is subject to market conditions and other factors, such as contractual commitments of our previously issued warrants.

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

Our recent acquisition, Screamin Media Group, Inc., may not maintain the revenue growth that it has experienced since inception.

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

On July 11, 2011, we acquired Screamin Media Group, Inc., a Delaware corporation (“SMG”). The acquisition became effective on July 9, 2011, following our execution on July 8, 2011 of an Agreement and Plan of Merger (the “Agreement”) by and among the Registrant, Screamin Media Group, Inc., a Delaware corporation (“SMG”), Agile Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary (“Subcorp”), and Dan Griffith, as Stockholders’ Agent (the “Stockholders’ Agent”) pursuant to which Subcorp was merged with and into SMG and SMG became our wholly-owned subsidiary (the “Merger”). As consideration for the Merger, we the paid the SMG stockholders upfront consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes (the “Notes”), along with the opportunity to earn additional payments upon the achievement of certain earnout milestones, as more particularly described in the Agreement (collectively, the “Merger Consideration”). The Shares of Local.com Corporation common stock issued in the transaction were not registered under the Securities Act in reliance on Rule 506 of Regulation D.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

1.1 (1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1 (2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1 (3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2 (5)	Amended and Restated Bylaws of the Registrant.

3.3 (6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4 (7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.2 (9)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.3 (10)	Promissory note by and among the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.4 (11)	Termination of Asset Purchase Agreement dated February 11, 2011, by and among the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

10.5 (12)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated April 4, 2011.

10.6 (12)†	Amendment No. 2 to Yahoo! Publisher Network Agreement dated April 4, 2011, by and among the Registrant and Yahoo! Inc.

10.7 (12)†	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement dated April 5, 2010, by and between the Registrant and SuperMedia LLC.

10.8 (13)	Stock Purchase Agreement by and among Local.com Corporation, Krillion, Inc. the stockholders of Krillion, Inc., and Hummer Winbald Venture Partners V, L.P., as stockholders’ agent dated April 29, 2011.

10.9 (14)	Amendment Number 3 to Yahoo! Publisher Network Contract dated May 6, 2011, by and among the Registrant and Yahoo! Inc.

10.10 (15)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.

10.11 (15)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.

10.12 (16)†	Google Services Agreement dated June 30, 2011 by and among the Registrant and Google Inc.

10.13 (17)#	2011 Omnibus Incentive Plan

10.14 (18)	Amendment Number 4 dated July 29, 2011, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant and Yahoo! Inc.

10.15 (19)	Loan and Security Agreement dated August 3, 2011, by and among Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc.

10.16 (20)	Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement dated August 9, 2011, by and between the Registrant and SuperMedia LLC.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.
(17)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on May 31, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION

November 9, 2011	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

November 9, 2011	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

1.1 (1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1 (2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1 (3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2 (5)	Amended and Restated Bylaws of the Registrant.

3.3 (6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4 (7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1 (7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.2 (9)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.3 (10)	Promissory note by and among the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.4 (11)	Termination of Asset Purchase Agreement dated February 11, 2011, by and among the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

10.5 (12)	Asset Purchase Agreement by and among the Registrant and DigitalPost Interactive, Inc. dated April 4, 2011.

10.6 (12) †	Amendment No. 2 to Yahoo! Publisher Network Agreement dated April 4, 2011, by and among the Registrant and Yahoo! Inc.

10.7 (12) †	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement dated April 5, 2010, by and between the Registrant and SuperMedia LLC.

10.8 (13)	Stock Purchase Agreement by and among Local.com Corporation, Krillion, Inc. the stockholders of Krillion, Inc., and Hummer Winbald Venture Partners V, L.P., as stockholders’ agent dated April 29, 2011.

10.9 (14)	Amendment Number 3 to Yahoo! Publisher Network Contract dated May 6, 2011, by and among the Registrant and Yahoo! Inc.

10.10 (15)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.

10.11 (15)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.

10.12 (16) †	Google Services Agreement dated June 30, 2011 by and among the Registrant and Google Inc.

10.13 (17)#	2011 Omnibus Incentive Plan

10.14 (18)	Amendment Number 4 dated July 29, 2011, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant and Yahoo! Inc.

10.15 (19)	Loan and Security Agreement dated August 3, 2011, by and among Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc.

10.16 (20)	Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement dated August 9, 2011, by and between the Registrant and SuperMedia LLC.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.
(17)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on May 31, 2011.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011.