Form 10-K
period 2011-12-31
LOCAL.COM
filed 2012-03-15
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34197

LOCAL.COM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0849123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7555 Irvine Center Drive Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(949) 784-0800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001	Nasdaq Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $70.7 million based on the last reported sale price of registrant’s common stock on June 30, 2011, as reported by Nasdaq Capital Market.

As of February 29, 2012, the number of shares of the registrant’s common stock outstanding: 22,083,005

Documents incorporated by reference: None

LOCAL.COM CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us”, “our” or “the Company” refer to Local.com Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Overview

We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 30 million monthly unique visitors across over 100,000 websites and we serve over 27,000 small business customers with a variety of web hosting and local online advertising products.

Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,200 U.S. regional media websites; (ii) 80,000 third-party local websites; (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites; and (iv) our network of owned and third party websites that display our own and third party display advertisements. Our Sales & Ad Services business unit sells and supports products directly to small businesses. These products include our Exact Match product suite, our LocalPremium direct listing products and our Rovion rich media display advertising products. We also provide over 27,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.

We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010, we also acquired Octane360 which included the Exact Match product suite. During the second quarter of 2011, we acquired Krillion, Inc. (“Krillion”) which includes a robust local product search platform that enables consumers to search for products and product availability at local retailers, as well as substantially all of the assets of Rovion, Inc. (“Rovion”), including a rich media advertising platform and toolset that allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers. In the third quarter of 2011, we acquired Screamin Media Group, Inc. (“SMG”), a daily deals business, as part of our efforts to expand our own daily deals business, Spreebird (located at www.spreebird.com), which we launched in May 2011. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

Owned &Operated (“O&O”)

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

Network

Our Network business unit represents third-party local search traffic. We serve over 1,000 partner websites, such as local newspaper, TV and radio station websites with a hosted geo-targeted small business directory product. This drives SEO traffic to the directories on our partners’ sites, which we monetize with ads. We also serve hundreds of other search engines with our organic and third-party ad feeds. These partners receive an XML feed which contains our advertiser listings as well as our organic search results in some instances. They display those results in their websites’ own look and feel. Additionally, we serve over 150 third party sites with local display advertising from our own advertisers and those of our third party partners. We also host and manage over 80,000 local websites owned by third-parties via our Octane360 platform. We optimize these websites by commissioning unique, targeted category/location-specific content from our “Octane Experts” content marketplace and distributing that content on our domain network. We monetize all our network partners’ local search traffic by placing a variety of performance and subscription ad products alongside the search results, and we share a portion of the ad revenues generated with those partners.

Sales and Advertiser Services (“SAS”)

Our SAS business unit serves, as of December 31, 2011, over 27,000 direct small business customers with subscription advertising and web hosting products, as well as partners who supply us with additional advertiser listings. Since the fourth quarter of 2011, we have focused our direct sales efforts on products from our Exact Match product suite, which we continue to develop and expand. We also are developing channel sales relationships through which our Exact Match products can be sold. In addition to our Exact Match products, we continue to offer our direct customers with our web listing product, which provides our customers with a higher listing on our Local.com search results’ pages. Finally, we still have legacy Local Exchange Carrier (LEC) billed customers that receive web hosting, web listing or website products, which are fulfilled by a third party. In the fourth quarter of 2010, we suspended further, non-contractually obligated acquisitions of LEC billed subscriber bases, in order to concentrate our resources around the Exact Match product suite. As a result, we anticipate revenue from our existing legacy subscribers will continue to decline as the number of legacy subscribers declines, partially offset by the addition of Exact Match product suite customers. Any decline in subscriber revenue and related margin could materially adversely affect our business and financial results. Our SAS partners provide us with various performance ad products including pay per click, pay per call and pay per lead, as well as, display ad units that are paid per thousand impressions, which provide us with an effective way to monetize our search traffic. Google and Yahoo! are our two largest advertiser partners. Included in our SAS business unit are activities related to our Spreebird daily deals business. Spreebird earns revenue through serving hundreds of thousands of subscribers with deals from thousands of local merchants in ten markets throughout the U.S. Spreebird also has a School Rewards Program which allows consumers to donate ten percent of Spreebird’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. We recognize revenue from our daily deals business net of the merchant’s portion of gross billings.

Industry Overview

According to BIA/Kelsey, the U.S. online advertising is an over $29 billion a year industry. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. According to a May 2011 study, BIA/Kelsey estimates that the local search market in the United States will grow from $5.1 billion in 2010, to $8.2 billion by 2015. Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet user. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like Local.com or our Network partner websites. Additionally, local small and medium-sized businesses that would not normally compete at the national level for advertising opportunities are increasingly engaging in and competing for local advertising opportunities, including local search, to promote their products and services.

Local online search is still relatively new, and as a result, it is difficult to determine our current market share, or predict our future market share. However, we have a number of competitors that have announced an intention to increase their focus on local search with regard to U.S. online advertising, including some of the leading online advertising companies in the world, including Google, Yahoo!, and Microsoft, among many others, with greater experience and resources than we have.

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

The Local.com Solution

We believe our search results and local content delivered on our own websites and our network partner websites provide the following benefits to local advertisers and consumers:

•

Access to a Large Number of Local Business Listings and Local Content.    With over 12 million local businesses indexed using our proprietary technology, we offer users of our own websites and network partner websites a one-stop resource for local businesses in their area, including, in some cases, photographs, user ratings and reviews, video, product information, inventory information, coupons and hours of operations, among other things. We believe that our ability to amass this content and deliver relevant, targeted results in response to user search queries ensures that a user has a good experience when using our services. When an advertiser’s targeted sponsored listing is combined with a large pool of similarly targeted sponsored listings, we believe our advertisers have a better chance of reaching their target audience. Additionally, we believe the combination of user and advertiser satisfaction with our Local search offering is important to the acceptance of our service by our network partners and the success of our Local.com owned and operated websites.

•

Access to a Desirable Demographic of Decision-Makers.    Our patented and proprietary technology allows us to consolidate an amalgamated and disparate set of local business listings, information and other data and combine it into a targeted, highly relevant results set that is presented in a useful and compelling manner. We designed the utility of our website to appeal to our target demographic. A majority of users on Local.com are females, aged between 25 and 45, with at least one child at home or so-called “soccer moms,” a demographic that is deemed by many to be highly desirable because they generally have responsibility for 89% of bank accounts, 80% of healthcare decisions, and 50% of do-it-yourself projects and consumer product purchases.

•

Targeted Advertising.    We believe that search advertising delivers a more relevant list of businesses, products and services for our users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer. By providing access to our users via performance, display and subscription ad units, businesses can target consumers at the exact time a consumer has demonstrated an interest in what that business has to offer. As a result of our core demographic, we believe that local and commercial searches performed on Local.com tend to convert into buying customers at a higher rate than many other types of search traffic. As a consequence, there is competition from third-parties to place their advertiser listings on our website, which along with our direct advertisers and growing local display advertising offerings drives monetization of our traffic. We believe that our users’ propensity to buy correlates with the value of our traffic, and explains, in part, why Local.com monetizes its search traffic at higher levels than other types of search traffic.

Our Strategy

Our growth strategy is to expand our online reach via partnering with, developing, or acquiring websites that have local traffic, and monetizing that traffic with a broader range of local ad products. We have adopted an integrated growth strategy that addresses the needs of each of our business units, O&O, Network and SAS, individually, while allowing the growth in one of our business units to be leveraged by our other business units. In 2010 and 2011, we took steps to diversify our revenue sources, while maintaining our focus on local offerings through the acquisition of Octane360 in the third quarter of 2010, which serves as the technology platform for many of our Exact Match products; Rich Media Services (‘RMS”) by Rovion ad management platform in the second quarter of 2011, which provides us with a self-service rich media advertising development and serving technology that is accessible to local advertisers; Krillion,which provides real time inventory information on thousands of products; and most recently SMG in the third quarter of 2011, which rapidly expanded our deal-of-the-day offerings. Our development and acquisition efforts also represent a point of differentiation from an increasingly crowded field in online advertising. We believe that a diversity of offerings will differentiate us from certain of our competitors that may offer one or two of our services, but not the full suite of our product offerings, which we believe appeals to our customers and partners alike.

O&O

Our O&O growth strategy continues to be focused on increasing organic traffic to our websites, which includes type-in and SEO traffic. We believe that adding more content, such as product pricing and inventory information from Krillion, and presenting that content in a useful way to our users, will ultimately drive more type-in and SEO traffic over time, both of which are our high margin traffic sources. We plan to add more content to the website by launching verticals that appeal to our core demographic of soccer moms — for example, shopping, education and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com website receives, we may be able to reduce our reliance on lower-margin traffic we acquire from other search engines.

We also expect to add new brands, products and services to our O&O business unit over time. We expect our focus to be primarily on websites which serve our target demographic and have material type-in traffic to their own websites, thereby adding to our O&O proprietary traffic base and to the overall value proposition we offer our SAS direct and indirect advertisers. Additionally, we anticipate that much of the content we develop or acquire for our own O&O properties may also be useful to enhance the product and content offerings we make to our network partners. Our Octane360 acquisition has provided us with some of these attributes including: the ability to quickly create websites focused on particular geographies and categories; and to populate those websites with targeted content that we believe will be useful to both our core demographic and our advertisers.

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

In 2011, we developed a number of products utilizing the technology acquired from Octane360, which now comprise the core of our Exact Match product suite. Additionally, we acquired technologies through the Rovion, Krillion and SMG acquisitions that have allowed for the development of additional products. Many of these products are well suited to deployment throughout our Network creating many new opportunities and channels for stronger and more defensible long term relationship with our Network partners.

SAS

Our SAS business unit is closely linked to the expansion of our O&O and Network business units and, as such, our strategy with respect to SAS is also connected. As our overall traffic increases, we believe we can attract more direct and indirect advertisers and, in turn, use our higher monetization to compete for more distribution. We expect to add incrementally to our direct customer base from internal sales efforts as we did in 2011. With the addition of new and compelling products in 2011 that can be offered to our potential customers, we believe those internal sales efforts will be more sustainable and scalable. While we expand our internal sales efforts to sell our new Exact Match products, we expect that we will continue to see a decline in our overall SAS customer base as a result of an anticipated decline in our legacy LEC-billed customer based following our suspension of acquisitions of LEC-billed subscriber bases that were not contractually committed to previously. As a result, we anticipate revenue from our existing legacy subscribers to decline. The expected growth in revenue from sales of our Exact Match products is not expected to fully offset the decline in revenue from existing legacy subscribers.

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our partners. In addition to our Exact Match, RMS, Krillion and Spreebird technology platforms, we rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2011, we had 29 employees in product and technical development.

Our research and development expenses were $6.5 million, $5.1 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Keyword DNA™/Web Indexing Technology

Our Keyword DNA and patented web indexing technologies are our proprietary methods for indexing large amounts of data, and are critical to Local.com. Our technology enables consumers to enter into a search engine the particular product or service they are seeking and a given geographic area. Our technology then attempts to locate the appropriate business listings by searching as many different data sources as directed to find the results. Unlike other search engine technologies, our web indexing technology is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a website. We believe that our methodology increases the relevancy of geographically targeted search results.

Competition

The online local advertising market is intensely competitive. Our competitors include the major search engines, Google, Yahoo!, and Bing, as well as online directories and city guides, such as Yellowpages.com and

Dex. We partner with many of our competitors. We believe that increasingly more companies will enter into the local advertising market, especially local search. Also, as we enter new business lines, including offerings available as a result of our Rovion, Krillion and SMG acquisitions, we will have new competitors to consider in those business lines, including Groupon and Living Social, among many others. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own local advertising services. We believe that the principal competitive factors in our local advertising market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of tools, quality of editorial review and reliability and speed of fulfillment of advertising needs and requirements across the Internet infrastructure.

We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do.

The online advertising industry has experienced consolidation, including the acquisitions of companies offering local paid-search services. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on local advertising services. If this trend continues, we may not be able to compete in the local advertising market and our financial results may suffer.

Additionally, larger companies may implement technologies into their search engines or software that make it less likely that consumers will reach, or execute searches on, Local.com and less likely to access our partners’ sponsored listings. If we are unable to successfully compete against current and future competitors, or if our current network partners choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Major Customers

We have three customers that each represents more than 10% of our total revenue. Our largest advertising partner, Yahoo! Inc., represented 24%, 43% and 45% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our second largest advertising partner, SuperMedia Inc. represented 22%, 24% and 23% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our new local advertising partner, Google Inc., represented 18%, 0% and 0% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Our relationship with Google, which began in August 2011, extends through July 2013. Our relationship with Yahoo! Inc. continues until July 2012, and our relationship with SuperMedia, Inc. is currently set to expire in December 2012. As with each of the above, generally all of our partners are short term in nature. There can be no assurance that our agreements with Google, Inc., Yahoo! Inc., SuperMedia, Inc., or any of our other partners, will be renewed upon, or prior to, their scheduled expiration. If those agreements are renewed, there can be no assurance that it will be on terms as favorably as those we currently have with such partners. If those agreements are not renewed, there can be no assurance that we will be able to find alternative partners on terms as favorable as those we currently have, if at all. The loss of Google, Inc., Yahoo! Inc. and/or SuperMedia, Inc. as a partner and a failure to find a comparable replacement would have a material adverse affect on our operating results.

In the first half of 2011, in connection with Yahoo!’s integration of its advertising service with Microsoft’s Bing, we continued to experience a material reduction in the Revenue Per Click (“RPC”) that Yahoo! pays for clicks on their advertisements on our websites; a reduction which began in 2010. The material reduction in RPC from Yahoo! had a material adverse effect on our revenue and earnings results for the first half of 2011. Beginning in August 2011, we added Google to our mix of advertising partners, which improved our overall

RPC. Throughout 2011, we also launched new products and made acquisitions that we believe will reduce our dependence on search marketing in general. While we continue to pursue strategies that will minimize the impact of lowered RPCs from any of our advertising partners, we cannot give assurances that our efforts will be successful. If we are unable to maintain our anticipated level of RPC from our advertising partners in the near term, or successfully diversify our revenues to sources outside of the search marketing industry in general, our business and financial results may be materially harmed.

Major Suppliers and Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com, bing.com, ask.com and others, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the year ending December 31, 2011, approximately 66% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to our Local.com website were $37.4 million of which $25.6 million was paid to Google, Inc. We are dependent on the advertising we do with other search engines, especially Google, to drive consumers to our Local.com website in order to generate revenue from searches and other actions they may undertake while at Local.com. If we were unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer. While our strategy is to decrease our dependence on advertising with other search engines by diversifying our revenue streams outside of the search engine marketing business, as well as by growing our organic traffic through repeat usage, better content, and increased search engine optimization efforts, we cannot guarantee that these efforts will be successful or that we will not remain dependent on advertising with other search engines to secure the large majority of consumers who visit Local.com.

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

We own the registered trademarks for “Local.com,” “Spreebird,” “Krillion,” “Rovion,” “Keyword DNA,” “Local Promote,” “Local Connect” and “Pay Per Connect,” among others, in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have been issued eight patents by the United States Patent and Trademark Office:

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

•

System and Method for Generating a Search Query Using a Category Menu, which was issued on February 15, 2011 and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 4, 2023; and

•

System for Providing Localized Shopping Information, which was issued on October 4, 2011 and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is May 5, 2030.

We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments, as well as applications related to localized shopping data and rich media. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

Government Regulation

Like many companies, we are subject to existing and potential new government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy; the positioning of sponsored listings on search results pages; defamation; taxation; the provision of paid-search advertising to online gaming websites; the legality of sweepstakes; promotions and gaming websites generally; daily deal vouchers; and the regulation of content in various jurisdictions.

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability, if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include: The Digital Millennium Copyright Act of 1998; The Communications Decency Act of 1996; The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations); The Protect Our Children Act of 2008; and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act, we could be exposed to costly and time-consuming copyright litigation.

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

Employees

As of December 31, 2011, we had 227 employees, all of whom were full-time employees. 29 were engaged in research and development, 150 in sales and marketing, 6 in cost of revenues and 42 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. Historically, the fourth quarter demonstrated seasonal weakness because a larger portion of online consumer traffic and advertising was typically focused on holiday gift purchases resulting in less advertising for locally-focused services. Additionally, as other advertisers significantly increased their bid prices to acquire traffic for the holiday season, we generally kept our bid prices consistent throughout the year, resulting in less traffic to our websites from our SEM efforts. Online consumer traffic will also be lower due to increased holidays and vacation time during this quarter. Revenue would then generally increase during the first quarter, when we expect to benefit from a higher volume of locally-focused traffic and a higher volume of online consumer traffic due to fewer holidays and vacation time. However, due to our advertising partners growing proprietary revenues and increased organic traffic year over year, our seasonality for 2011, and going forward, are more similar to normal advertising industry seasonality where the fourth quarter is typically strong and the first quarter is typically softer.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999, we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation. We currently operate under the names Local Corporation, Spreebird and Rovion, all of which are registered tradenames of Local.com Corporation. Our website is located at http://www.local.com. Our investor relations website is located at http://ir.local.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we have electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

Since August 9, 2005, we have been operating Local.com, a consumer facing destination website specializing in local search and content. Since the third quarter of 2007, we have been operating our local syndication network which provides local search results and local content to our publisher partners. Since the third quarter of 2009, we have been operating a distribution network that provides organic and third party advertising feeds to hundreds of websites. We have and expect to continue to invest significant amounts of time and resources in our Local.com website, local syndication network, our distribution network and other similar initiatives, including our Exact Match technology platform launched in the third quarter of 2010, our Spreebird daily deals business launched in May 2011, and our Krillion, Rovion and SMG (now Spreebird) businesses, acquired in April 2011, May 2011 and July 2011, respectively. We cannot assure you that we will continue to sustain or grow our current revenue from these or other local search initiatives. We also cannot assure you that we will sustain or grow the number of consumers or advertisers that use or advertise on Local.com or other network offerings. If we are unable to sustain or grow the number of consumers using and/or advertisers advertising with Local.com, our local syndication and distribution networks, our Exact Match platform, our Krillion, Rovion and Spreebird platforms and services, our financial performance may be adversely affected.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. We had a net loss of $14.6 million for the year ended December 31, 2011, and $6.3 million for the year ended December 31, 2009. We also had an accumulated deficit of approximately $69.4 million at December 31, 2011. We have significantly increased our operating expenses by expanding our operations, including through acquisitions, in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements, which could materially affect our advertising revenue. If we are unable to maintain our anticipated RPC rates, it will have a material and adverse effect on our financial results.

Our advertising partners, such as Google and Yahoo!, may unilaterally change how they value our inventory of available advertising placements for any number of reasons, including changes in their services, changes in pricing, algorithms or advertising relationships. We have little control over such decisions. If our advertising partners pay us less for our advertising inventory, our advertising revenue would be materially adversely affected.

We are actively pursuing strategies to mitigate any such changes in RPC we may experience, including through the diversification of our revenue to include non-search related sources and the regular optimization of our SEM campaigns, as well as optimization and deployment of advertiser fees from existing and new partners. These and other strategies are intended to preserve revenue and net income. However, we cannot give assurances that these efforts will be successful. If we are unable to maintain our anticipated RPC rates in the near term, our business and financial results may be materially harmed.

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

Our monthly subscription customers do not have long-term obligations to purchase our products or services and many will cancel their subscriptions each month. As a result of this customer churn, we continually had to add new monthly subscription customers to replace customers who cancelled and to grow our business beyond our current customer base.

In the fourth quarter of 2010, we announced that we suspended acquisitions of LEC-billed subscriber bases that were not contractually committed to previously in order to concentrate our resources around our Exact Match product suite. As a result, we anticipate revenue from our existing legacy subscribers to decline as the number of subscribers churns out. As we shift our efforts to focus on the sale of our Exact Match products, we initially do not anticipate that the revenues from those efforts will fully-offset the decline in revenue from existing legacy subscribers as they churn out as anticipated. Any decline in subscriber revenue and related margin could materially adversely affect our business and financial results.

We have recently acquired assets and businesses and may face risks with integration and performance of these assets and businesses.

As part of our business strategy we have undertaken the acquisition of a number of assets and businesses, including Octane360 in July 2010, iTwango in January 2011, Krillion in April 2011, Rovion in May 2011 and SMG in July 2011.

Octane360 is a technology startup providing domain-based local advertising solutions to small businesses, domain portfolio owners, agencies and channel partners. The acquired assets of iTwango LLC include a technology platform that enables group-buying of discounted daily deals by consumers from local businesses. Krillion is a provider of location-based product search that connects online shoppers with products available in stores locally, with current discount, pricing and product information. The acquired assets of Rovion include a rich media advertising platform which sells, creates, delivers and tracks rich media advertising. SMG is a daily deals business that substantially augments our Spreebird (formerly iTwango) daily deals business. We have fully integrated Octane360’s technology into our operations and are continuing to integrate the assets of Rovion, Krillion and SMG with our existing business, products and services. There can be no assurance that we will be able to successfully integrate these businesses into our operations or that our sales of products and services from these acquisitions will be successful.

We may enter into additional acquisitions, business combinations or strategic alliances in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. In addition, the process of integrating an acquired company, business or technology, which requires a substantial commitment of resources and management’s attention, may create unforeseen operating difficulties and expenditures. The acquisition of a company or business is accompanied by a number of risks, including, without limitation:

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

We may not be successful in addressing these risks or any other problems encountered in connection our recent acquisitions, or that we could encounter in future acquisitions which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

Three of our advertising partners have provided a substantial portion of our revenue; the loss of any of these partners may have a material adverse effect on our operating results.

For the year ended December 31, 2011, our advertising partners, Google, Inc., Yahoo! Inc., and SuperMedia Inc., represented 18%, 24% and 22% of our total revenue, respectively. It is difficult to predict whether these partners will continue to represent such a significant portion of our revenue in the future. Additionally, our contracts with each of these advertising partners are generally short term in nature, with Google’s contract expiring in July 2013, Yahoo!’s contract expiring in July 2012 and SuperMedia’s contract expiring in December 2012. Upon expiration of these agreements, there can be no assurance that they will be renewed, or if these agreements are renewed, that we would receive the same or better economic benefits as we do under the current agreement, or involve the same amount of use of our paid-search services as currently used, or contain the same rights as they currently do, in which case our business and financial results may be harmed. Additionally, there can be no assurance that if we enter into an arrangement with alternative advertising partners, the terms would be as favorable as those under the current Google, Yahoo! and SuperMedia agreements. Even if we were to enter into an arrangement with alternative advertising partners with terms as or more favorable than those under the current agreements with Google, Yahoo! and SuperMedia, such arrangements might generate significantly lower search advertising revenues for us if the alternative advertising partners are not able to generate advertising revenues as successfully as Google, Yahoo! and SuperMedia currently generate.

Two customers account for a significant portion of our accounts receivable and the failure to collect from these customers would harm our financial condition and results of operations.

Two of our customers that do not pay in advance, Yahoo! and Google, have and for the foreseeable future will likely continue to account for a significant portion of our accounts receivable. At December 31, 2011, Yahoo! and Google represented 47% of our total accounts receivable. Yahoo! and Google’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on other search engine websites, primarily google.com, but also yahoo.com, MSN/bing.com and ask.com, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ended December 31, 2011, approximately 66% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to our Local.com website were $37.4 million of which $25.6 million was paid to Google, Inc. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

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

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com and our network partners in order to generate revenue when a consumer click-through or other paid event occurs on our advertising partners’ sponsored listings. For the year ended December 31, 2011, 82% of our revenue was derived from our advertising partners. Most of our agreements with our advertising partners are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition could suffer.

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

We have historically relied on offerings of our equity to fund our operations. On January 20, 2011, we completed an underwritten public offering of 4,600,000 shares of our common stock at $4.25 per share, resulting in net proceeds to us of $18.2 million. On August 3, 2011, we entered into a Loan and Security Agreement with Square 1 Bank (the “Square 1 Agreement”), replacing our debt facility with Silicon Valley Bank, which we terminated on July 29, 2011. The Square 1 Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). The maturity date of the Facility is August 3, 2013. As of December 31, 2011, we had $8.0 million in borrowings outstanding under the Facility. The borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Square 1 Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, the Facility allows us to advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”). We must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Square 1 Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent our projections of financial results). If we are unable to comply with our financial covenants, the lender may declare an event of default under the Square 1 Agreement, in which event all outstanding borrowings would become immediately due and payable. We cannot assure you that we would have sufficient cash on hand to repay such outstanding borrowings if an event of default were declared under the Square 1 Agreement. The recent global financial crisis which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.The failure to raise capital or obtain credit when needed, or on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase, the acquisition of PremierGuide, Inc., the acquisitions of Simply Static, LLC (doing business as Octane360), Krillion, Rovion, SMG, the acquisition of the iTwango technology platform, and the purchase of subscribers from LiveDeal, Inc., LaRoss Partners, LLC (“LaRoss”), Turner Consulting Group, LLC (“Turner”), and Best Click Advertising.com, LLC (“Best Click”), we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. We performed our annual impairment analysis as of December 31, 2011, and determined that no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

If we are not successful in defending against the patent infringement lawsuit filed against us, our operations could be materially adversely affected.

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “’474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. If it is determined that we have infringed the ‘474 Patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. In addition, this litigation could have a material adverse effect on our financial condition and results of operations because of defense costs, diversion of management’s attention and resources and other factors.

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

We currently maintain a billing relationship with certain third parties that bill some of our monthly subscription customers for us through each customer’s LEC. These third parties are approved to bill our products and services directly on most of our monthly subscription customers’ local telephone bills through their LEC, commonly referred to as their local telephone company. In fiscal 2011, approximately 83% of our monthly subscription customers were billed via LEC billing and revenue from LEC billing represented 10% of our total revenue in fiscal 2011. The existence of the LECs is the result of federal legislation. As such, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent the ability of our third-party partners to use the LECs to bill our monthly subscription customers. Similarly, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, our third-party billing partners have historically been affected by the LECs’ internal policies. With respect to certain LECs, such policies are becoming more stringent. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills could reduce the rate at which we are able to acquire new monthly subscription customers and increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our financial condition and results of operations.

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

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology, our Local Connect search and advertising platform, our Exact Match technology platform, our RMS by Rovion rich media ad production platform, our Krillion product inventory and pricing technology, and our Spreebird daily deals platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued eight patents and although we have filed additional patent applications on certain parts of our technology, much of our proprietary information may not be patentable. We cannot assure you that we will develop proprietary technologies that are patentable or that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection. We own the trademarks for Local.com, Spreebird, Krillion, Rovion, Pay Per Connect, Local Promote, Local Connect and Keyword DNA, among others, in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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

We are subject to a variety of existing federal, state and international laws and regulations in the areas of advertising, content regulation, privacy, consumer protection, defamation, child protection, advertising to and collecting information from children, taxation and billing, among others. These laws can change, as can the interpretation and enforcement of these laws. Additionally, new laws and regulations may be enacted at any time. Compliance with laws is often costly and time consuming and may result in the diversion of a significant portion of management’s attention. Our failure to comply with applicable laws and regulations could subject us to significant liabilities which could adversely affect our business. Specific federal laws that impact our business include: The Digital Millennium Copyright Act of 1998; The Communications Decency Act of 1996; The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations); The Protect Our Children Act of 2008; and The Electronic Communications Privacy Act of 1986. Additionally, there are a number of state laws and pending legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with applicable laws or regulations we could be subject to significant liability which could adversely affect our business.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We performed a Section 382 study during the fourth quarter of

2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operation loss that can be carried forward to the future years. Any future ownership change may impact our ability to utilize the net operation loss carryforwards in the future year. At December 31, 2011, the Company had federal and state income tax net operating loss carryforwards of approximately $62.2 million and $61.5 million, respectively. The federal and state net operating loss carryforwards will expire through 2029 and 2021, respectively, unless previously utilized.

Our ability to grow our Spreebird daily deals business is dependent upon a number of factors we may not be able to control

We believe that our ability to grow our Spreebird daily deals business is dependent upon a number of factors, including our ability to:

•	acquire new subscribers who purchase daily deals;

•	retain our existing subscribers and have them continue to purchase daily deals;

•	attract new merchants who wish to offer deals through the sale of daily deals;

•	retain our existing merchants and have them offer additional deals through our marketplace;

•	expand the number, variety and relevance of products and deals we offer each day;

•	increase the awareness of our brand across geographies;

•	provide our subscribers and merchants with a superior experience;

•	respond to changes in consumer access to and use of the internet and mobile devices; and

•	react to challenges from existing and new competitors.

However, we cannot assure you that we will successfully implement any of these actions.

The daily deals market, including our recently acquired SMG, has experienced rapid growth over a short period in a new market and we do not know whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our daily deals business, including SMG (now collectively referred to as Spreebird) could be harmed.

Our Spreebird business is part of a new market which has operated at a substantial scale for only a limited period of time. Given the limited history, it is difficult to predict whether this market will continue to grow or whether it can be maintained. For example, as a result of our limited operating history in a new industry and because the majority of our Spreebird subscribers registered for our Spreebird service or made their initial purchase of a daily deal in the past 18 months, it is difficult to discern meaningful or established trends with respect to the purchase activity of our Spreebird subscribers or customers. We expect that the market will evolve in ways which may be difficult to predict. For example, we anticipate that over time we will reach a point in most markets where we have achieved a market penetration such that investments in new Spreebird subscriber acquisition are less productive and the continued growth of our gross profit will require more focus on increasing the rate at which our existing subscribers purchase our Spreebird daily deals. It is also possible that merchants or customers could broadly determine that they no longer believe in the value of our current services or marketplace. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics.

If we are unable to do so, our Spreebird business could be harmed and our results from operations subject to a material negative impact.

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

We expect competition in e-commerce generally, and daily deals group buying in particular, to continue to increase because there are no significant barriers to entry. We have larger and more established competitors, including Groupon and Living Social in our daily deals business, with substantially more resources to compete than we have, and there are a substantial number of group buying sites that have similar offerings to our own daily deals offerings. In addition to such competitors, we expect to increasingly compete against other large internet and technology-based businesses, such as Google, which has launched its own daily deal initiative which is directly competitive to our Spreebird business. We also expect to compete against other internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests. We also compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies who provide coupons and discounts on products and services.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger subscriber bases or generate revenue from their subscriber bases more effectively than we do. Our competitors may offer deals that are similar to the deals we offer or that achieve greater market acceptance than the deals we offer. This could attract subscribers away from our websites and applications, reduce our market share and adversely impact our gross margin. In addition, we are dependent on some of our existing or potential competitors for banner advertisements and other marketing initiatives to acquire new Spreebird subscribers. Our ability to utilize their platforms to acquire new Spreebird subscribers may be adversely affected if they choose to compete more directly with us.

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

In addition, we expect to face increased competition from existing daily deal providers, including Groupon and Living Social, as well as other internet and technology-based businesses that have launched initiatives which are directly competitive to our Spreebird business. We also have seen that some competitors will accept lower margins, or negative margins, to attract attention and acquire new subscribers. If competitors engage in group buying daily deal initiatives in which merchants receive a higher percentage of the revenue than we currently offer, we may be forced to pay a higher percentage of the revenue than we currently offer, which may reduce our gross profit.

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

An increase in our refund rates could reduce our liquidity and profitability.

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

The certificates issued by Spreebird to customers may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. This law contains provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if Spreebird certificates are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the Spreebird certificate, or the promotional value, which is the add-on value of Spreebird certificate in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the Spreebird certificate was issued or the date on which the Spreebird subscriber last loaded funds on the Spreebird certificate if the Spreebird certificate has a reloadable feature; (ii) the Spreebird certificate’s stated expiration date (if any); or (iii) a later date provided by applicable state law. Although not directly involved, we are aware of numerous class action lawsuits that have been filed in federal and state court claiming that certificates similar to Spreebird certificates are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing certificates similar to Spreebird certificates with expiration dates and other restrictions. In the event that it is determined that Spreebird certificates are subject to the CARD Act or any similar state or foreign law or regulation, and are not within various exemptions that may be available to Spreebird under the CARD Act or under some of the various state or foreign jurisdictions, our liabilities with respect to unredeemed Spreebird certificates may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of Spreebird certificates have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue Spreebird certificates in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

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

As of December 31, 2011, there were outstanding options to purchase an aggregate of 5,005,584 shares of our common stock at a weighted average exercise price of $4.30 per share, of which options to purchase approximately 2,342,979 shares were exercisable as of such date. As of December 31, 2011, there were outstanding warrants to purchase 1,497,936 shares of our common stock, at a weighted average exercise price of $7.05 per share.

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

As of February 29, 2012, we had outstanding 22,083,005 shares of common stock, of which our directors and executive officers owned 110,212 shares as of February 29, 2012, which are subject to the limitations of Rule 144 under the Securities Act.

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

Our amended and restated certificate of incorporation, as amended, our amended and restated bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our amended and restated certificate of incorporation and in our amended and restated bylaws:

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

Our executive and administrative offices are located at 7555 Irvine Center Drive, Irvine, CA 92618, where we lease approximately 34,612 square feet of space in a two-story office building. Our current monthly rent is $35,304, subject to annual increases. Our lease for this space ends in July 2015. We also lease approximately 4,921 square feet of space located at 840 Apollo Street, El Segundo, CA, a three story building, which we utilize for our Exact Match product fulfillment personnel. We currently pay $9,872 in base rent for the El Segundo office, which is subject to annual increases through February 2015 when the El Segundo lease expires. For our Rovion business, we lease approximately 5,000 square feet of space or the entire 9th floor at 7 Water Street, Boston, MA 02109. Additionally we also lease approximately 2,400 square feet of space located at 76 Summer Street, Boston, MA 02110 for our Rovion business. The combined monthly fixed rent of the Rovion offices is $18,044. The leases for our Rovion business expire on December 31, 2012 and April 30, 2017. Our wholly-owned subsidiary, Krillion, Inc. maintains offices at 607A West Dana Street, Mountain View, CA 94041, with approximately 3,667 square feet. The monthly lease payments for the Krillion offices are $8,333. The Krillion office lease was amended in July 2011, and expires in September 2012.

Item 3.	Legal Proceedings

From time to time we may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with our services. Other than the GEOTAG litigation discussed below, we are not currently a party to any material legal proceedings.

GEOTAG Litigation

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. We intend to vigorously defend ourselves from these claims.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year ended December 31, 2010:
First quarter	$6.85	$5.31
Second quarter	$8.85	$6.55
Third quarter	$7.55	$3.22
Fourth quarter	$7.25	$3.48
Year ended December 31, 2011:
First quarter	$7.25	$3.22
Second quarter	$5.30	$3.17
Third quarter	$4.38	$2.00
Fourth quarter	$3.25	$1.99

Performance Graph

The graph below compares the cumulative 5-year total return of holders of Local.com Corporation’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2006 to 12/31/2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Local.com Corporation under the Securities Act of 1933, as amended, or the Exchange Act.

	12/06	12/07	12/08	12/09	12/10	12/11
Local.com Corporation	100.00	118.77	38.40	143.46	160.25	52.35
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
RDG Internet Composite	100.00	126.21	67.19	120.51	145.40	149.87

Holders

On February 29, 2012, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $2.39 per share and the number of stockholders of record of our common stock was 73.

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

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 11 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

Unregistered Securities

On October 31, 2011, the Company issued an unregistered warrant to purchase 20,000 shares of Local.com Corporation common stock at an exercise price of $2.87. This warrant vests on October 31, 2012, and remains exercisable through October 31, 2014, subject to certain early termination provision. The warrant was issued in connection with an asset purchase. The warrant issued in the transaction was not registered under the Securities Act in reliance on Section 4(2) of the Securities Act.

Repurchase of Securities

We did not repurchase any shares of our equity securities during the fourth quarter of the year ended December 31, 2011.

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010(3)	2009(2)	2008	2007
Revenue	$78,763	$84,137	$56,282	$38,257	$21,525
Operating income (loss)	$(16,598)	$3,712	$(3,101)	$(8,873)	$(11,171)
Net income (loss)	$(14,559)	$4,222	$(6,267)	$(8,562)	$(18,202)
Basic net income (loss) per share	$(0.68)	$0.26	$(0.44)	$(0.60)	$(1.58)
Diluted net income (loss) per share	$(0.68)	$0.25	$(0.44)	$(0.60)	$(1.58)
Basic weighted average shares outstanding	21,384	15,966	14,388	14,313	11,500
Diluted weighted average shares outstanding	21,384	16,788	14,388	14,313	11,500

Consolidated Balance Sheet Data (in thousands):

	Years Ended December 31,
	2011	2010	2009	2008	2007(1)
Cash and cash equivalents	$10,394	$13,079	$10,080	$12,142	$14,258
Marketable securities	$—	$—	$—	$—	$1,999
Working capital	$(647)	$8,171	$4,765	$10,837	$15,002
Total assets	$75,811	$60,944	$41,253	$34,326	$38,114
Revolving line of credit	$8,000	$7,000	$3,000	$—	$—
Stockholders’ equity	$49,708	$39,393	$22,945	$27,346	$32,942

(1)	In February 2007, we issued $8.0 million of senior secured convertible notes. During July 2007, the holders converted all of their notes into 1,990,050 shares of our common stock. In August 2007, we completed a private placement in which we sold 2,356,900 shares of our common stock that resulted in net proceeds of $12.1 million.

(2)	In January 2009, we adopted the amended provisions of U.S. GAAP on determining what types of instruments held by a company can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception within the provisions. Warrants issued in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each subsequent reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant liability.” Our operating loss and net loss for the year ended December 31, 2009, was higher by $3.0 million, or $0.21 per basic and diluted share, as a result of the adoption of the amended derivative accounting provisions.

(3)	In September 2010, we chose to early adopt the amended guidance for the recognition of multiple deliverable elements as it relates to the sale of domain names and services. In the third and fourth quarter we had two transactions that were accounted for as multiple deliverable elements resulting in the deferral of revenue relating to these sales for portions of the services not yet provided.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 30 million monthly unique visitors across over 100,000 websites, and we serve over 27,000 small business customers with a variety of web hosting and local online advertising products.

Our Owned & Operated business unit manages our flagship property, Local.com, and a proprietary network of over 20,000 local websites, which reaches over 15 million monthly unique visitors. Our Network business unit operates (i) a leading private label local syndication network of over 1,200 U.S. regional media websites, (ii) 80,000 third-party local websites, (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites, and (iv) our network of owned and third party websites that display our own and third party advertisements. Our Sales & Ad Services business unit sells and supports products directly to small businesses. These products include: our Exact Match product suite; our LocalPremium direct listing products; and our Rovion rich media display advertising products. We also provide over 27,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.

We launched Local.com in August of 2005, our local syndication network in July 2007, and we expanded our sales and advertiser services offerings to include a larger number of direct service subscribers throughout 2009 and 2010. In the third quarter of 2010, we also acquired Octane360 which included the Exact Match product suite. During the second quarter of 2011, we acquired Krillion, which includes a robust local product search platform that enables consumers to search for products and product availability at local retailers, as well as substantially all of the assets of Rovion, including a rich media advertising platform and toolset that allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers. In the third quarter of 2011, we acquired SMG, a daily deals business, as part of our efforts to expand our own daily deals business, Spreebird (located at www.spreebird.com), which we launched in May 2011. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers – we believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

2011 Corporate Highlights

On January 14, 2011, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with respect to the offer and sale (the “Offering”) of 4,000,000 shares of our common stock at a price to the public of $4.25 per share. Under the terms of the Underwriting Agreement, we granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 600,000 shares of our common stock (the “Option Shares”) at the same purchase price to cover over-allotments, which was exercised in full by the underwriter on January 18, 2011. The offering of our common stock was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-147494) (the “Registration Statement”), including a related prospectus as supplemented by a Preliminary Prospectus Supplement dated January 13, 2011, and Prospectus Supplement dated January 14, 2011, which we filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The Registration Statement was set to expire on January 15, 2011, but was extended as a result of our filing on January 14, 2011, of a new shelf registration statement on Form S-3 to register 8,000,000 shares of its common stock in replacement of the expiring Registration Statement (the “New Shelf Registration Statement”). While we sold 4,600,000 shares of our common stock in the Offering which reduced the number of available shares under the New Registration Statement, we have subsequently increased the number of available shares so that we once again have up to 8,000,000 shares available for future offerings under the replacement registration statement. Net proceeds to the Company from the sale of shares in the Offering, after deducting underwriting discounts and commissions and other related expenses, was approximately $18.2 million.

On April 4, 2011, the Company entered into an Asset Purchase Agreement with DigitalPost Interactive, Inc. (“DGLP”) and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The assets acquired included, among other things, a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements; and a rich media advertising toolset, known as Rich Media Services (RMS), targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RMS control panel. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the Agreement, the Company paid DGLP and Rovion $2,196,000 net of $485,000 in loans owed by DGLP.

On April 29, 2011, the Company entered into a Stock Purchase Agreement with Krillion, all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the Stock Purchase Agreement. Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States.

On June 30, 2011, the Company entered into a Google Services Agreement. The agreement with Google provides for the implementation by Local.com of certain advertising and search services on certain websites, effective August 1, 2011. The Agreement runs through July 31, 2013, subject to certain early termination provisions.

On July 9, 2011, the Company acquired SMG, as a result of a merger of the Company’s wholly-owned subsidiary with and into SMG, in consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes, which have since been repaid. The merger agreement also provides for additional earn-outs payments of up to $20.0 million payable in a combination of cash and Company stock dependent on certain performance criteria. SMG has moved into the Company’s principal offices in Irvine since the closing of the merger. SMG currently offers daily deals in 10 markets. SMG is now part of the Company’s Spreebird daily deals business and is operated as part of the Company’s Spreebird brand.

On July 29, 2011, the Company entered into Amendment #4 to that certain Yahoo! Publisher Network Agreement with Yahoo! Inc., pursuant to which the Company and Yahoo! agreed to modify implementation, compensation and exclusivity provisions in the Agreement and extend the agreement through July 31, 2012.

On August 3, 2011, the Company entered into a Loan and Security Agreement (the “Security Agreement”) with Square 1 Bank. The Security Agreement provides us with a revolving credit facility of up to $12 million (the “Facility”). Subject to the terms of the Security Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Security Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, the Security Agreement allows us to advance up to $3 million from the Facility at any time, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on August 3, 2013.

On August 9, 2011, the Company entered into amendment No. 3 to the SuperMedia Superpages Advertising Distribution Agreement, dated April 1, 2010, as amended by Amendment No. 1 dated as of September 30, 2010 and Amendment No. 2 dated as of April 4, 2011, with SuperMedia LLC. The amendment modifies certain compensation structures of the agreement with Supermedia with respect to pay for performance ads distributed by the Company, settles certain disputed matters under the agreement, and provided the Company and SuperMedia with certain additional termination rights, among other things.

Outlook for Our Business

Local search allows consumers to search for local businesses, products or services by including geographic area, zip code, city name, or other geographically targeted search parameters in their search requests.

According to a May 2011 study, BIA/Kelsey estimates that the local search market in the United States will grow from $5.1 billion in 2010 to $8.2 billion by 2015. Local businesses, those that principally serve consumers within a fifty mile radius of their location, are increasingly shifting their newspaper and print yellow pages ad spend to online advertising, some of which is directed towards local search advertising.

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

Local online search is relatively new, and as a result it is difficult to determine our current market share or predict our future market share. Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, among other things, on acceptance of our services, the growth of the paid-search market, our ability to effectively compete with other providers of local search, and paid-search technologies and services.

We have also taken steps to diversify our revenue sources, while maintaining our focus on local offerings, including through the acquisition of Octane360 and more recently the acquisition of Krillion, a local shopping data and content provider, substantially all of the assets of Rovion, which includes a self-service rich media advertising platform and toolset, and SMG which expands our recently launched daily deals business, Spreebird. With the products and technology acquired in these acquisitions we believe it is able to differentiate itself from other online media companies by assembling a unique range of complimentary advertising products that can, over time, be marketed to a variety of consumers, regional media publishers and local merchants.

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

Our entry into the Google Services Agreement in June 2011, and the amendment to our Yahoo! publisher network agreement effective July 29, 2011, reversed the trend of continued decline in the revenue per click (“RPC”) that our advertising partners pay us for clicks on their advertisements on our sites and to diversify our sources of revenue. We cannot give assurances that our efforts to improve monetization through this strategy will continue to be successful.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services;

•	web hosting services;

•	rich media advertising services; and

•	daily deal offerings.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website.

During the year ended December 31, 2011, approximately 66% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to our Local.com website were $37.4 million of which $25.6 million and $9.3 million was attributable to Google, Inc. and Yahoo!, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	62.6	55.3	60.3
Sales and marketing	27.8	17.1	21.2
General and administrative	15.4	10.3	13.2
Research and development	8.3	6.1	6.3
Amortization and write-down of intangibles	6.9	6.8	4.5

Total operating expenses	121.1	95.6	105.5

Operating income (loss)	(21.1)	4.4	(5.5)
Interest and other income (expense), net	(0.5)	(0.3)	(0.0)
Change in fair value of warrant liability	3.2	1.0	(5.3)

Income (loss) before income taxes	(18.3)	5.1	(10.8)
Provision for income taxes	0.2	0.1	0.3

Net income (loss)	(18.5)%	5.0%	(11.1)%

Years ended December 31, 2011 and 2010

Revenue

	Year ended December 31,				Percent change
	2011	(*)	2010	(*)
	(in thousands)		(in thousands)
Owned and operated	$50,736	64.4%	$44,379	52.7%	14.3%
Network	16,870	21.4%	25,143	29.9%	-32.9%
Sales and advertiser services	11,157	14.2%	14,615	17.4%	-23.7%

Total revenue	$78,763	100.0%	$84,137	100.0%	-6.4%

(*) — Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2011, increased 14.3% compared to the same period in 2010. O&O revenue is affected by fluctuations in traffic at our Local.com website as well as the effectiveness by which we are able to monetize such traffic. A measure of the monetization of the traffic on our flagship Local.com website is revenue per thousand visitors (RKV). RKV increased to $248 for the year ended December 31, 2011, from $237 for the year ended December 31, 2010. Traffic to the Local.com website also increased in 2011, compared to 2010. The increase in traffic at our website is the result of higher cost of revenues to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the increase in RKV was a result of increased RPC in the third and fourth quarter due to a new advertising partner relationship. In addition, the company’s third and fourth quarter financial results each included a net financial benefit of approximately $500,000 resulting from the modification of a partner contract. This financial benefit ended December 31, 2011. The increase was partially offset by lower RPC’s experienced in the first and second quarters of the year. The decreased RPC, which began in the fourth quarter of 2010, and continued in the first and second quarter of 2011, was, in part, due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. Also included in O&O revenue for 2011 is revenue from the newly acquired Krillion business.

RKV
Year ended December 31, 2010:
First quarter	$260
Second quarter	$231
Third quarter	$265
Fourth quarter	$199
Full year	$237

Year ended December 31, 2011:
First quarter	$211
Second quarter	$194
Third quarter	$254
Fourth quarter	$332
Full year	$248

Network revenue for the year ended December 31, 2011, decreased 32.9%, compared to the same period in 2010. The decrease is primarily due to a decrease in network partners on our distribution network as we have decreased the advertising feeds to third-party websites. The decrease in our advertising feeds to third-party websites are primarily due to the decrease in RPC as a result of the Yahoo!/Bing alliance. This lower level of monetization related to the distribution portion of the network business is expected to continue through 2012. The decrease in revenue from our distribution network was partially offset by an increase in revenues from our syndication and display advertiser networks.

Sales and advertiser services revenue for the year ended December 31, 2011, decreased 23.7% compared to the same period in 2010, as our base of small business subscribers decreased from over 45,000, as of December 31, 2010, to approximately 27,000, as of December 31, 2011. The decrease in the small business subscriber base is due to the natural attrition of the current legacy subscriber bases, subject to prior contractual commitments, as well as our decision to suspend acquisitions of LEC-billed subscriber bases, subject to prior contractual commitments, in order to concentrate resources around the Exact Match product suite powered by our acquired Octane360 platform and investment in our new Spreebird daily deals business. As a result, we anticipate revenue from our existing legacy subscribers to continue to decline. The expected growth in revenue from Exact Match and Spreebird products is not expected to fully offset the decline in revenue from existing subscribers until 2012. Also included in SAS revenue for 2011 is revenue from the newly acquired Rovion business.

The growth in small business subscribers in prior years was primarily due to acquisitions of subscriber bases. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent change
	2011	(*)	2010	(*)
Revenue from internal and outsourced sales	$3,991	35.8%	$4,650	31.8%	-14.2%
Revenue from acquired bases	6,095	54.6%	9,965	68.2%	-38.8%
Spreebird daily deals revenue	1,071	9.6%	—	0.0%	NM

Total sales and advertiser services revenue	$11,157	100.0%	$14,615	100.0%	-23.7%

(*) — Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2011, decreased to $78.8 million from $84.1 million for the year ended December 31, 2011, a decrease of $5.3 million, or 6.4%. Included in revenue for 2011 is approximately $2.0 million of revenue relating to 2011 acquisitions.

The following table identifies our major partners that represented greater than 10% of our total revenue in the periods presented (note that we entered into a Google service agreement effective August 1, 2011):

	Percentage of Total Revenue Year Ended December 31,
Customer	2011	2010
Yahoo! Inc.	23.8%	43.3%
SuperMedia Inc.	22.2%	23.5%
Google Inc.	17.9%	0.0%

For 2012, we expect SuperMedia’s revenue to decrease significantly due to contract amendments.

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year ended December 31,				Percent Change
	2011	(*)	2010	(*)
Cost of revenues	$49,319	62.6%	$46,517	55.3%	6.0%
Sales and marketing	21,931	27.8%	14,356	17.1%	52.8%
General and administrative	12,157	15.4%	8,685	10.3%	40.0%
Research and development	6,507	8.3%	5,133	6.1%	26.8%
Amortization and write-down of intangibles	5,447	6.9%	5,734	6.8%	(5.0)%

Total operating expenses	$95,361	121.1%	$80,425	95.6%	18.6%

(*) — Percent of total revenue.

Cost of revenues

Cost of revenues expenses for the year ended December 31, 2011, increased by 6.0%, compared to the same period in 2010. The increase was primarily due to increased traffic acquisition costs associated with driving more consumers to our Local.com website. The increase in traffic acquisition cost was partially offset by a decrease in revenue share due to the decrease in network revenues. As a percent of revenue, cost of revenues increased to 62.6% for the year ended December 31, 2011, from 55.3% for the comparable prior year. The increase in cost of revenues as a percent of revenue was attributable to the increase in owned and operated revenue, with a lower margin than network revenue, which decreased during the 2011 year. The decrease in SAS revenues further contributed to the increase in cost of revenues as a percentage of revenue. This was partially offset by high margin revenue from one of our advertising partners. Lower margin is expected to continue through 2012.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2011, increased by 52.8% compared to the same period in 2010. The increase was primarily due to higher personnel-related costs related to increased headcount. The increased headcount was a result of an increase in sales employees as well as additional employees from the acquisitions that took place during the year.

General and administrative

General and administrative expenses for the year ended December 31, 2011, increased by 40.0% compared to the same period in 2011. The increase is due to higher personnel-related costs as a result of severance costs totaling approximately $462,000 incurred and increased headcount for the year. Headcount increased primarily due to the three acquisitions completed during the year.

Research and development

Research and development expenses for the year ended December 31, 2011, increased by 26.8% compared to the same period in 2010. The increase is mainly due to higher personnel-related costs and consulting fees as we invest in our systems and technology platforms. Also included in research and development expense is approximately $400,000 in severance related cost for the year. We capitalized an additional $3,306,000 of research and development expenses for website development and amortized $2,025,000 of capitalized website development costs during the year ended December 31, 2011. We capitalized an additional $3,085,000 of research and development expenses for website development and amortized $700,000 during the year ended December 31, 2010.

Amortization of intangibles

Amortization of intangibles expense was $5.5 million for the year ended December 31, 2011, compared to $5.7 million for the year ended December 31, 2010. The decrease in amortization expense in 2011 was primarily due to the Company’s decision to suspend subscriber acquisitions of customer-related intangible assets, except where prior contractual commitments exist. The customer-related intangible assets purchased in 2010 are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. This was partially offset by an increase in other intangible asset amortization expense from the three acquisitions during the year.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2011	2010
Interest income	$54	$17
Interest expense	(467)	(292)

Interest and other income (expense), net	$(413)	$(275)

Interest and other income (expense) was ($413,000) and ($275,000) for the year ended December 31, 2011 and 2010, respectively. The increase is due to the acceleration of the amortization of deferred finance charges due to the cancellation of the revolving credit facility we had with SVB.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was $2.6 million for the year ended December 31, 2011. In accordance with updated provisions of U.S. GAAP regarding accounting for derivatives, adopted effective January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability is a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.

Provision for income taxes

Provision for income taxes was $181,000 for the year ended December 31, 2011, primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits. Provision for income taxes was $102,000 for the year ended December 31, 2010, primarily relating to state income tax resulting from the California tax law change that suspended the use of corporate net operating loss carryforwards and an increase in the deferred tax liabilities on indefinite-lived assets, partially offset by California research and development credits and prior year actual to provision adjustments.

Years ended December 31, 2010 and 2009

Revenue

	Year ended December 31,				Percent change
	2010	(*)	2009	(*)
	(in thousands)		(in thousands)
Owned and operated	$44,379	52.7%	$36,739	65.3%	20.8%
Network	25,143	29.9%	12,059	21.4%	108.5%
Sales and advertiser services	14,615	17.4%	7,484	13.3%	95.3%

Total revenue	$84,137	100.0%	$56,282	100.0%	49.5%

(*) — Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2010, increased 20.8% compared to the same period in 2009. O&O revenue is affected by fluctuations in traffic at our Local.com website as well as the effectiveness by which we are able to monetize such traffic. A measure of the monetization of the traffic on our flagship Local.com website is revenue per thousand visitors (RKV). RKV decreased to $237 for the year ended December 31, 2010, from $261 for the year ended December 31, 2009. The decrease in monetization was offset by an increase in traffic to the Local.com website in 2010. The increase in traffic at our website is the result of higher cost of revenues to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the decrease in RKV for the year ended December 31, 2010 was a result of decreased RPC from Yahoo!, Inc., our largest customer. The decrease in RPC was, in part, due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. The decline in the revenue from Yahoo! occurred during the fourth quarter of 2010. This lower level of monetization from Yahoo! continued into 2011.

Network revenue for the year ended December 31, 2010, increased $13.1 million, or 108.5%, compared to the same period in 2009. The increase was primarily due to a $10.5 million increase in revenue related to our distribution network and the sale of Octane360 products, including domains and websites, of $3.7 million as part of a new revenue component of Network revenue, partially offset by an $802,000 decrease in revenue related to our local syndication network for the year. During the third quarter of 2009, we launched our distribution network, which distributes our advertising and content feeds to third-party websites. The increase in distribution network revenues is mainly due to the expansion of the distribution network being effective for the entire 2010 year. The decrease in local syndication network revenues is due to lower monetization of traffic on our network of over 1,000 regional media websites. The decrease in RPC due to the Yahoo/Bing alliance resulted in a decrease in revenue for us and our network partners which could in turn result in the loss of network partners in the future.

Sales and advertiser services revenue for the year ended December 31, 2010, increased $7.1 million, or 95.3%, as we grew our base of small business subscribers from approximately 40,000 at the end of 2009, to over 45,000 at the end of 2010. The increase in small business subscribers was primarily the result of acquisitions of subscriber bases during 2010, coupled with our internal and outsourced sales efforts. During the year, we purchased approximately 50,000 website hosting subscribers from LaRoss, Turner and BestClick while we lost approximately 45,000 subscribers during the year due to expected attrition. In the fourth quarter of 2010, we announced that we suspended acquisitions of LEC-billed subscriber bases, subject to prior contractual commitments, in order to concentrate our resources around the Octane360 product suite powered by our recently acquired Octane360 platform (now known as our Exact Match platform). As a result, revenue from our existing legacy subscribers declined and the remaining subscriber base was significantly reduced in 2011. The expected growth in revenue from our Exact Match products did not fully offset the decline in revenue from existing legacy subscribers.

The growth in small business subscribers are a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent change
	2010	(*)	2009	(*)
Revenue from internal and outsourced sales	$4,650	31.8%	$3,155	42.2%	47.4%
Revenue from acquired bases	9,965	68.2%	4,329	57.8%	130.2%

Total sales and advertiser services revenue	$14,615	100.0%	$7,484	100.0%	95.3%

(*) — Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2010, increased to $84.1 million from $56.2 million for the year ended December 31, 2009, an increase of $27.9 million, or 49.5%.

The following table identified our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Year Ended December 31,
Customer	2010	2009
Yahoo! Inc.	43.3%	45.2%
SuperMedia Inc.	23.5%	22.6%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year ended December 31,				Percent change
	2010	(*)	2009	(*)
Cost of revenues	$46,517	55.3%	$33,953	60.3%	37.0%
Sales and marketing	14,356	17.1%	11,959	21.2%	20.0%
General and administrative	8,685	10.3%	7,404	13.2%	17.3%
Research and development	5,133	6.1%	3,543	6.3%	44.9%
Amortization and write-down of intangibles	5,734	6.8%	2,524	4.5%	127.2%

Total operating expenses	$80,425	95.6%	$59,383	105.5%	35.4%

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

Interest and other income (expense) was ($275,000) and ($27,000) for the year ended December 31, 2010 and 2009, respectively. The increase was due to interest expense and amortization of fees related to our revolving credit facility. We had between $3.0 million and $7.0 million of borrowings outstanding on our revolving credit facility during the 2010 year, and no debt outstanding during 2009 other than the three days prior to year end. We expect interest and other income (expense) to continue at current levels.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was $887,000 for the year ended December 31, 2010. In accordance with updated provisions of U.S. GAAP regarding accounting for derivatives, adopted effective January 1, 2009, certain warrants previously classified within equity were reclassified as liabilities. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Black-Scholes valuation model. This revaluation has no impact on our cash balances.

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

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$10,394	$13,079

Working capital	$(647)	$8,171

Working capital is defined as current assets less current liabilities, excluding the non-cash warrant liability.

Cash flow highlights (in thousands):

	Year ended December 31,
	2011	2010
Net cash provided (used in) by operating activities	$(748)	$8,307
Net cash used in investing activities	(21,152)	(16,944)
Net cash provided by financing activities	19,215	11,636

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities; however, during the years ended December 31, 2010 and 2009, we generated positive cash flow from operations. Cash and cash equivalents were $10.4 million as of December 31, 2011, and $13.0 million as of December 31, 2010. We had working capital deficit of ($647,000) as of December 31, 2011, and working capital of $8.1 million as of December 31, 2010. During 2011, we entered into four merger and asset purchases resulting in cash payments totaling approximately $16.8 million. One of the purchases provides for additional consideration of up to $20.0 million subject to the achievement of certain performance criteria set out in the merger agreement. In addition to the four purchases, we also continued to invest in the newly acquired businesses and core technologies resulting in additional cash payments of approximately $4.4 million for the year. These investments were partially offset by net proceeds of $18.2 million from our public offering of common stock in January 2011. Additionally, pursuant to a loan and security agreement with Square 1 Bank that we entered into on August 3, 2011, we have secured a revolving credit facility of up to $12.0 million, based on certain formulas as set in the merger agreement. As of the date of this report, we had a total of $8.0 million outstanding on the revolving credit facility with Square 1 Bank. The decrease in working capital is largely due to a decrease in cash of approximately $2.7 million, an increase in our revolving credit facilities balance of $1.0, which is a results of a draw on the new Square 1 Bank line of credit of $8.0 million partially offset by a repayment of the SVB line of credit of $7.0 million, and an increase in our accounts payable and other accrued liabilities of approximately $6.4 million. This change was partially offset by an increase in accounts receivable of approximately $1.5 million. The decrease in cash is primarily due to our continued funding of businesses acquired during 2011 and continued investments in our technology platforms. The increase in accounts payable and other liabilities are due to the timing of vendor payments as well as additional liabilities assumed in the SMG acquisition. The increase in accounts receivable are due to increased sales in the fourth quarter 2011.

Net cash used in operating activities was $748,000 for the year ended December 31, 2011. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, changes in deferred income taxes, stock-based compensation expense and change in fair value of warrant liability) used cash of $4.4 million. Changes in operating assets and liabilities provided cash of $3.6 million. Net cash provided by operating activities was $8.3 million for the year ended December 31, 2010. Net income adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, changes in deferred income taxes, stock-based compensation expense and change in fair value of warrant liability) provided cash of $13.7 million. Changes in operating assets and liabilities used cash of $5.4 million.

There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the year ended December 31, 2011, the terms of our accounts receivable and accounts payable remained unchanged.

The table below detail the change in net cash used in operating activities for the years ended December 31, 2011 and 2010 (in thousands):

	Years ended December 31,
	2011	2010	Change
Net Income (loss)	$(14,559)	$4,222	$(18,781)
Non-cash(1)	10,178	9,474	704

Subtotal	(4,381)	13,696	(18,077)
AR, AP and Other	3,633	(5,389)	9,022

Net cash provided by operations	$(748)	$8,307	$(9,055)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances, changes in deferred income taxes and provision for doubtful accounts.

Net cash used in investing activities was $21.2 million for the year ended December 31, 2011, and consisted of $4.4 million for capital expenditures, $16.0 million related to merger and asset acquisitions, and $762,000 related to purchases of customer-related intangible assets from LaRoss. Net cash used in investing activities was $16.9 million for the year ended December 31, 2010, and consisted of $6.3 million for capital expenditures, $4.9 million related to purchases of customer-related intangible assets from LaRoss, Turner and Best Click subscriber acquisitions, and $5.8 million related to the Octane360 acquisition.

Net cash provided by financing activities was $19.2 million for the year ended December 31, 2011, primarily consisting of $18.2 million from a public offering of our common stock, $8.0 million drawn on the new revolving credit facility with Square 1 Bank, partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility with SVB. Net cash provided by financing activities was $11.6 million for the year ended December 31, 2010, primarily from the $8.9 million proceeds from the exercise of warrants and stock options coupled with $4.0 million net proceeds from our credit facilities, partially offset by the repurchase of $1.2 million of the company’s common stock.

During the third and fourth quarter, we were able to reduce our operating losses through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our O&O and Network properties. These changes resulted in a significant improvement in monetization compared to the prior two quarters. Part of the improvement related to a new significant ad partner which was effective August 1, 2011, and impacted the third quarter of 2011 for two months. The full quarter impact of these improvements was realized in the fourth quarter 2011. We have also been able to increase traffic to our O&O and Network sites resulting in record traffic for the past three quarters. Although we have increased investments in recently acquired businesses, much of the investment will be discretionary marketing spend after the first quarter of 2012, at which point it can then be controlled based on available working capital. Therefore, because of continued improvement in traffic, our recent improvements in monetization and the discretionary nature of new marketing spending, the fourth quarter provided us cash from operations. Management believes that once it is able to control its discretionary marketing spend the trend of cash provided by operating activities will continue. Management further believes that based upon projected operating needs, cash from operations and availability on our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. If the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund its operations over the next 12 months.

Shelf Registration Statement

On January 14, 2011, we filed a new shelf registration statement with the SEC pursuant to which we registered 8,000,000 shares of our common stock. On March 23, 2011, we filed an amendment to the new shelf registration statement with an effective date of April 12, 2011. The new shelf registration statement is set to expire in April 2014. We may periodically offer all or a portion of the shares of common stock registered on the new shelf registration statement, when it becomes effective, at prices and on terms to be announced when and if the shares of common stock are so offered. The specifics of any future offerings, along with the use of proceeds of any common stock offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering. Our ability to sell our common stock, including on terms and at prices that are acceptable to us, is subject to market conditions and other factors, such as contractual commitments of our previously issued warrants.

Stock repurchase program

On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program was authorized for 12 months and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. During the year ended December 31, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. The share repurchase program has subsequently been terminated.

Purchase of customer related intangible assets

On May 31, 2011, we acquired approximately 4,617 website hosting accounts for $554,040 in cash from LaRoss. The acquisition was part of a requirement to purchase additional subscribers from LaRoss pursuant to a previously executed sales and services agreement with LaRoss dated July 16, 2010 (the “LaRoss Agreement”). LaRoss will provide ongoing billing services to and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

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

On April 4, 2011, we entered into an Asset Purchase Agreement with DGLP and Rovion, pursuant to which we acquired substantially all of the assets of Rovion on May 5, 2011. The assets acquired included, a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements; a rich media advertising toolset, known as Rich Media Services (RMS), targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RMS control panel. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the Agreement, we paid DGLP and Rovion $2,196,000 net of $485,000 in loans owed by DGLP.

On April 29, 2011, we entered into a Stock Purchase Agreement with Krillion, all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from our cash on hand. The purchase price was subject to working capital adjustments as outlined in the Stock Purchase Agreement. Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States.

On July 9, 2011, we acquired SMG as a result of a merger of our wholly-owned subsidiary with and into SMG, in consideration of $5,000,000 in cash, 727,360 shares of our common stock and $5,000,000 in secured promissory notes, which have since been repaid. The merger agreement also provides for additional earn-outs payments of up to $20.0 million payable in a combination of cash and our common stock dependent on certain performance criteria. SMG has moved into our principal offices in Irvine since the closing of the merger. SMG currently offers daily deals in ten markets. SMG is now part of our Spreebird daily deals business and is operated as part of our Spreebird brand.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of Exact Match products to our customers. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs.

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

We launched our Spreebird daily deals business in May 2011, and had material activity during the third and fourth quarter 2011. Revenue relating to the Spreebird daily deals business will be recorded exclusive of the portion of gross billings paid as merchant revenue share, since we generally act as the agent, rather than the principal, when connecting merchants with online customers. Spreebird deal vouchers are sold primarily through email marketing and our www.spreebird.com website. Revenue for our Spreebird business is recognized when earned. Revenue is considered to be earned once all revenue recognition criteria have been satisfied. All revenue, other than Spreebird daily deals revenue and web hosting revenue, is recognized on a gross basis.

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

As of December 31, 2011, two customers, Yahoo! Inc. and Google, Inc. represented 47% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

Stock Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 11 — Stockholders’ Equity for additional information.

Total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2011	2010	2009
Cost of revenues	$178	$244	$25
Sales and marketing	1,411	836	652
General and administrative	1,849	1,297	1,295
Research and development	386	534	392

Total stock-based compensation expense	$3,824	$2,911	$2,364

Net stock-based compensation expense per share
Basic	$0.18	$0.18	$0.16

Diluted	$0.18	$0.17	$0.16

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted state and federal tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2011, we had a full valuation allowance on net operating losses based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of income or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity. In making our judgment regarding the valuation allowance, we considered all evidence, both positive and negative and although we generated taxable income in the current year and expect to do so in future periods, we also considered our history of losses and placed more weight on the historical results in judging our ability to realize the deferred tax asset related to net operating losses.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2011, we had total unrecognized tax benefits of approximately $1.3 million. If fully recognized, approximately the total unrecognized tax benefit of $1.3 million would impact our effective tax rate.

Provision for income taxes was $181,000 for the year ended December 31, 2011, primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits. Provision for income taxes was $102,000 for the year ended December 31, 2010, primarily relating to state income tax resulting from the California tax law change that suspended the use of corporate net operating loss carryforwards and increase in the deferred tax liabilities on indefinite-lived assets, partially offset by California research and development credits and prior year actual to provision adjustments.

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

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

•

Expected volatility — The estimated stock price volatility is derived based upon our actual historic stock prices over the contractual life of the warrants, which represents our best estimate of expected volatility; and

•	Risk-free interest rate — We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2011, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $173,000 and $336,000, respectively.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting units and compare the resulting fair value to the carrying value of the reporting units to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. As the financial performance of the Spreebird business unit was lower than planned, we conducted an evaluation of goodwill impairment of this reporting unit. Based on the evaluation there was no impairment recorded for the Spreebird business unit. In our evaluation of the Spreebird reporting unit, we determined that the fair value of the reporting unit exceeded the carrying value by approximately 30%. $12 million of goodwill, based on our acquisition of SMG has been allocated to this reporting unit. Our evaluation primarily relied on a market approach using revenue multiples of comparable public companies that operate in the same industry, of which there is limited data. Using a revenue multiplier, we determined the estimated fair value utilizing historic and projected revenues for this reporting unit. Any future fair value calculations used to evaluate goodwill impairment could be negatively affected by the market performance of the comparable public companies utilized in the model and/or lower revenue earned by the reporting unit. We will continue to monitor the indicators of impairment and will periodically review the reporting unit for impairment as required by U.S. GAAP. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Allocation of Purchase Price for Acquisitions

During the year ended December 31, 2011, we acquired several businesses. Upon completion of the purchase, management is required to identify tangible and intangible assets, as well as liabilities and contingent liabilities acquired. As a technology company, our acquisitions typically involve intangible assets with non-readily determinable fair values. Management estimates the fair value of each of the intangible assets and their estimated useful life based on historical experience and comparable data from other similar technology companies (guideline method). The values assigned to each element are subjective and we may not recover the value initially assigned to the individual assets.

Recent Accounting Pronouncements

See Note 1 — The Company and Summary of Significant Accounting Policies to the consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2011 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$2,865	$791	$1,459	$572	$43
Debt obligations(2)	8,000	8,000	—	—	—

Total obligations	$10,865	$8,791	$1,459	$572	$43

(1)	Represents non-cancelable operating lease agreements for our offices that expire on various dates through April 2017.

(2)	Represents revolving line of credit with Square 1 Bank.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2011, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Square 1 Bank borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0%, or (ii) the Prime Rate (as announced by Square 1 Bank), plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25%, or (ii) the Prime Rate (as announced by Square 1 Bank), plus 2.0%. The debt outstanding under the line of credit entering 2012 is $8.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $80,000 per annum.

Derivative Liability Risk

We adopted the updated U.S. GAAP guidance regarding accounting for derivatives, which requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. We are therefore exposed to the risk of change in the fair value of derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2011, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $173,000 and $336,000, respectively. During 2011 and 2010, we experienced a $2.6 million and $0.9 million non-cash gain, respectively, on the outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Haskell & White, LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

During the 2011 year, we had various acquisitions of which most of the newly acquired entities activities were captured by our current control structure. In cases where certain elements of a newly acquired business did not fall under an existing control we designed additional controls to ensure that adequate controls over financial reporting is maintained.

Other than additional controls implemented as part of the SMG acquisition, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 31, 2011, certain information concerning our executive officers and directors:

Name	Age	Position
Heath B. Clarke (1)	43	Chief Executive Officer and Chairman of the Board
Michael A. Sawtell (1)	53	President and Chief Operating Officer
Kenneth S. Cragun (1)	51	Chief Financial Officer and Secretary
Peter S. Hutto (1)	53	Sr. Vice President Corporate Development
Michael O. Plonski(1)(2)	43	Chief Technology Officer
Norman K. Farra Jr.	43	Lead Director
Philip K. Fricke	66	Director
Theodore E. Lavoie	57	Director
John E. Rehfeld	71	Director
Lowell W. Robinson	62	Director

(1)	Executive officer.

(2)	Mr. Plonski’s employment with the Company ended on December 31, 2011.

Executive Officers

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

Michael A. Sawtell has served as our President and Chief Operating Officer since December 2011 and our Chief Operating Officer since May 2011. Mr. Sawtell joined us as Sr. Vice President and General Manager, SAS in May 2011 with the acquisition of the Rovion assets from DGLP. From July 2005 to May 2011, Mr. Sawtell was Chief Executive Officer of DGLP. From March 2000 to March 2005, Mr. Sawtell was our President and Chief Operations Officer. Mr. Sawtell’s responsibilities prior to Local.com have included chief executive officer functions at a public company, as well as general oversight of the operations and management of both public and private companies.

Kenneth S. Cragun has served as our Chief Financial Officer since December 2010, as our Secretary since October 2010, as our interim Chief Financial Officer from October 2010 to December 2010, and our Vice President of Finance from April 2009 to October 2010. From June 2006 to March 2009, Mr. Cragun was the Chief Financial Officer of Modtech Holdings, Inc., a supplier of modular buildings. Mr. Cragun received a Bachelors of Science degree in Accounting from Colorado State University-Pueblo. Mr. Cragun’s responsibilities prior to Local.com have included chief financial officer functions at a public company, including preparation of financials for SEC disclosures in accordance with GAAP, audit experience at a nationally recognized certified public accounting firm, and day-to-day management of the financial affairs of both public and private companies.

Peter S. Hutto has served as our Sr. Vice President of Corporate Development since November 2009, our Sr. Vice President of Business Development and Sales from October 2008 to October 2009, and our Vice President of Business Development and Sales from October 2005 to September 2007. Mr. Hutto received a Bachelor of Arts degree in Political Science from the University of North Carolina, Chapel Hill. Mr. Hutto’s responsibilities prior to Local.com have included corporate and business development functions at both public and private companies.

Michael O. Plonski served as our Chief Technology Officer from July 2009 through December 31, 2011. From July 2005 to June 2009, Mr. Plonski served as SVP/Chief Information Officer and Chief Operating Officer Digital of Martha Stewart Living Omnimedia, Inc., an integrated media and merchandising company providing consumers with inspiring lifestyle content and well-designed, high-quality products. Mr. Plonski received a Bachelor of Science degree in Mechanical Engineering from the University of Notre Dame. Mr. Plonski’s responsibilities prior to Local.com included chief information officer and chief technology officer functions at a public company, including oversight of technology development, deployment, maintenance and enhancement, managing multiple technology initiatives, managing corporate infrastructure and integrating the technologies of acquired companies. In the role of chief operating officer digital, his responsibilities included product management, project management, editorial, design, user-experience, web site production and integration of partners and partner digital properties.

Independent Board of Directors

Norman K. Farra Jr. has served as a director since August 2005, and our lead independent director, responsible for overseeing the independence of the board, since November 2011. Mr. Farra is currently a Managing Director, Investment Banking for Aegis Capital, Inc. since January 2012. From December 2009 to December 2011, Mr. Farra served as Managing Director, Investment Banking for R.F. Lafferty & Co. Inc. From May 2008 to December 2009, he served as Director, Investment Banking for Cresta Capital Strategies, LLC. He was an independent financial consultant from September 2007 to May 2008, and served as Managing Director of Investment Banking for GunnAllen Financial Inc. from August 2006 to September 2007. From June 2001 to August 2006, he was Independent contractor acting as Managing Director of Investment Banking for GunnAllen Financial Inc. In the past five years, Mr. Farra has held no other public company directorships. Mr. Farra received a Bachelor of Science degree in Business Administration from Widener University.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Farra to serve as a Director of the Company: Over 20 years experience in the finance, capital markets and financial services industry; significant experience in the investment banking and financial consulting industry; certification from the National Association of Corporate Directors.

Philip K. Fricke has served as a director since October 2003. Mr. Fricke is currently President of PKF Financial Consultants, Inc., a private company he founded in March 2001, which provides financial communications services and advisory services to public and private companies. In the past five years, Mr. Fricke has held one other public company directorship with MI Developments Inc. (from August 2003 to May 2009). Mr. Fricke received a Bachelor of Arts degree and a Master of Arts degree in Psychology, as well as, a Master of Business Administration degree in Finance and Economics received from Fairleigh Dickinson University.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Fricke to serve as a Director of the Company: Over 25 years experience as a Wall Street financial analyst; significant experience gained as a director of another public company.

Theodore E. Lavoie has served as a director since April 1999. Mr. Lavoie is currently an independent management consultant to the renewable fuel/waste-to-energy market since May 2009. From June 2007 to May 2009, he was Vice President of Strategic Development of Greenline Industries, a biodiesel production equipment manufacturer. From May 2006 to June 2007, he was Chief Executive Officer of Greenline Industries. From January 2005 to May 2006, Mr. Lavoie was an independent financial consultant. In the past five years, Mr. Lavoie has held no other public company directorships, though he has served on the board and executive committee of a private emerging market company and as a director of Financial Executives International, San Francisco (from 2004 to 2007). Mr. Lavoie also serves as an Advisory Board member of The Salvation Army, Golden State Division. Mr. Lavoie received a Masters of Business Administration degree and Bachelor of Science degree in Business Administration from Loyola Marymount University.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Lavoie to serve as a Director of the Company: Experience as a chief executive officer in an emerging market industry; experience as a chief financial officer; over 25 years senior execute experience in managing start-ups and high-growth companies; finance experience in the public and private capital markets, global risk and financial services.

John E. Rehfeld has served as a director since August 2005 and was our lead independent director from December 2005 to October 2011. Mr. Rehfeld is currently the adjunct professor of marketing and strategy for the Executive MBA Program at Pepperdine University (since 1998) and the University of San Diego (since 2010). Mr. Rehfeld is currently a Director of Lantronix, Inc. (since May 2010). Mr. Rehfeld was previously a Director of ADC Telecommunication, Inc. (from September 2004 to December 2010) and Primal Solutions, Inc. (from December 2008 to June 2009). Additionally, Mr. Rehfeld currently holds directorships with a number of private companies. Mr. Rehfeld received a Masters of Business Administration degree from Harvard University and a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Rehfeld to serve as a Director of the Company: Over 30 years executive experience in high growth industries, including prior experience as a chief executive officer of a number of companies; prior and current experience serving as a director of a number of public and private companies; and a distinguished educational background, as well as his current positions as adjunct professor of marketing and strategy for the Executive MBA Programs at Pepperdine and the University of San Diego.

Lowell W. Robinson has served as a director since April 2011 and was our lead independent director from October 2011 to November 2011. Mr. Robinson served as the Chief Financial Officer and Chief Operating

Officer of MIVA, Inc., an online advertising network, from August 2007 through March 2009. He joined MIVA in 2006 as Chief Financial Officer and Chief Administrative Officer. From 2002 to 2006, Mr. Robinson served as President of LWR Advisors. He was also Chief Financial Officer and Chief Administrative Officer of HotJobs and Advo Inc., and held senior financial positions at Citigroup and Kraft. Mr. Robinson has served as a director of The Jones Group Inc. since 2005 and currently serves as a member of both the Audit and Compensation Committees. From 2003 to 2009, Mr. Robinson served on the Board of Directors of International Wire Group, Inc., where he served as chairman of the Audit Committee. Mr. Robinson also previously served on the Board of Directors of Independent Wireless One, Diversified Investment Advisors and Edison Schools Inc. He also serves as Chairman of the Board for two private publishing and digital media companies. In the past five years, Mr. Robinson served on the Board of Advisors for the University of Wisconsin School of Business from 2006 to 2010 and is currently on the Board of Advisors for The Smithsonian Libraries. Mr. Robinson received a Masters of Business Administration degree from Harvard University and a Bachelor of Economics degree from The University of Wisconsin.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Robinson to serve as a Director of the Company: Over 30 years executive experience in senior financial positions, including prior experience as a chief financial officer and chief administrative officer of a number of public companies; prior and current experience serving as a director of a number of public and private companies.

Involvement in Certain Legal Proceedings

On October 20, 2008, Modtech Holdings, Inc., a Delaware Corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, our chief financial officer, was chief financial officer of Modtech Holdings, Inc. at the time of filing.

On March 30, 2011, DigitalPost Interactive, Inc., a Nevada Corporation, and its subsidiaries, The Family Post, Inc. and Rovion, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Sawtell, our president and chief operating officer, was chief executive officer of DigitalPost Interactive, Inc. at the time of the filing.

Board of Directors

Our board of directors currently consists of the following six members: Heath B. Clarke (Chairman), Norman K. Farra Jr., Philip K. Fricke, Theodore E. Lavoie, John E. Rehfeld and Lowell W. Robinson. There are no family relationships among any of our current directors and executive officers.

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, as amended, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2014;

•	the class II directors are Messrs. Lavoie and Rehfeld, and their term will expire at the annual meeting of stockholders to be held in 2012; and

•	the class III directors are Mr. Clarke and Robinson, and their term will expire at the annual meeting of stockholders to be held in 2013.

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

Our board of directors has designated an audit committee and a nominating, compensation and governance committee, and may establish other committees as it deems necessary or appropriate. There were a total of 14 Board of Director meetings held in 2011.

Board Committees

Our Board has two active committees, an Audit Committee and a Nominating, Compensation and Corporate Governance Committee.

Audit Committee

The Audit Committee is currently comprised of Mr. Lavoie as Chairman and Messrs. Fricke, Robinson and Rehfeld, each of whom satisfies the Nasdaq and SEC rules for Audit Committee membership (including rules regarding independence). The Audit Committee held eight meetings during 2011. The Board has determined that Mr. Lavoie is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing standards.

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

The Audit Committee meets periodically with management to consider the adequacy of our internal controls and the financial reporting process. It also discusses these matters with our independent registered public accounting firm and with appropriate company financial personnel. The Audit Committee reviews our financial statements and discusses them with management and our independent registered public accounting firm before those financial statements are filed with the SEC.

The Audit Committee regularly meets privately with the independent registered public accounting firm. The Audit Committee has the sole authority and direct responsibility for the appointment, compensation, retention, termination, evaluation and oversight of the work of the independent registered public accounting firm engaged by us to perform the audit of our financial statement or related work or other audit, review or attestation services for us. The Audit Committee periodically reviews the independent registered public accounting firm’s performance and independence from management. The independent registered public accounting firm has access to our records and personnel and reports directly to the Audit Committee.

The Audit Committee is empowered to retain outside legal counsel and other experts at our expense where reasonably required to assist and advise the Audit Committee in carrying out its duties and responsibilities.

Nominating, Compensation and Corporate Governance Committee

A description of the function of our Nominating, Compensation and Corporate Governance Committee is set forth in Item 11 below.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees. Our Code of Business Conduct and Ethics are posted on our website at http://ir.local.com. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted a written committee charter for our Audit Committee and Nominating, Compensation and Governance Committee. Each of these documents are available on our website at http://ir.local.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities. Copies of the reports filed with the SEC are required by SEC Regulation to be furnished to Local.com. Based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe each reporting person has complied with the disclosure requirements with respect to transactions made during 2011, except that Michael Sawtell was not timely with one Form 4 filing with respect to a grant of stock options made to him on May 12, 2011, as such filing was made on May 24, 2011, due to an administrative oversight.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

The Nominating, Compensation and Corporate Governance Committee of our Board of Directors (the “NCCG Committee”) developed our executive compensation programs for 2011, in consideration of the many challenges we faced entering 2011 and our efforts to overcome those challenges. At the beginning of 2011, our revenue and net income were materially adversely impacted by a material drop in RPC from one of our primary search monetization partners. In light of this challenge and the dependency we have on search related revenue in general, we determined that we needed to accelerate our efforts to diversify our business to achieve revenues from sources that were not dependent on the search business and that were more focused on our proprietary products and services. As a consequence, in January of 2011, we undertook a public offering of our common stock for net proceeds to us, after deducting underwriting discounts and commissions and other related expenses, of approximately $18.2 million (the “Offering”). The Offering provided us with the capital we believed we needed to both accelerate our efforts to diversify our business and fund our operations during this period of diversification.

During 2011, we were able to undertake a number of acquisitions intended to diversify our business, including the acquisitions of iTwango in January 2011, Krillion in April 2011, Rovion in May 2011 and SMG in

July 2011. These acquisitions were intended to diversify our business and to produce revenues from sources that were proprietary to us and were not reliant on the search industry in general. During the first half of 2011, we still faced losses as a result of the sustained drop in RPC from our primary search monetization partner. In August 2011, we were able to introduce a new monetization partner that largely reversed this trend of declining RPCs and the resultant lower revenues. However, during the second half of 2011, we were integrating the operations of our new acquisitions into our business. Those integration and growth efforts required additional investment by us in each of those businesses, causing us to continue to have losses in the third quarter 2011, notwithstanding the addition of the new monetization partner. However, we believe those acquisitions and continued investments will be integral to our long term prospects.

In the second half of 2011, we began to see the benefits of our diversification efforts. We expanded our deal of the day business, Spreebird, as a result of the SMG acquisition, and we were able to offer new products and services to existing and new market segments, as a result of our Krillion and Rovion acquisitions. Our diversification efforts are still ongoing and will require additional time, effort and resources to fully realize their potential.

The purpose of the Offering and acquisitions was to accelerate our efforts to diversify our products and services in order to increase our direct customer base, as well as to enter new markets, thereby reducing our dependence on the search ecosystem. These major strategic objectives, along with many tactical efforts to enhance the monetization of our existing search offering, greatly influenced the goals of our executives throughout 2011. Accordingly, many of their goals were related to acquisition, integration and expansion of our business, as fully detailed below. Since many of our executives’ goals were tied to efforts and objectives that we understood would likely not result in immediate lifts in revenue and net income, but which we also viewed as important to our long term prospects, the NCCG Committee determined that it was important to incent our executives to accomplish their goals to the best of their ability and to achieve the best possible results for us and our shareholders. As such, the NCCG Committee determined that it was in our best interests to continue to offer cash bonuses to our executives in accordance with their respective employment contracts for the achievement of the various goals that the NCCG Committee determined was strategic to our long term prospects. The NCCG Committee determined that it was appropriate and in furtherance of the overall goals of building long term shareholder value to offer cash bonuses to our executives during the period in which we were forecasted to face net loses. The executive compensation programs, as developed by the NCCG Committee, have been and will continue to be designed to incentivize and reward sustainable growth.

Nominating, Compensation and Corporate Governance Committee

The Nominating, Compensation and Corporate Governance Committee (the “NCCG Committee”) is currently comprised of Mr. Rehfeld as Chairman and Messrs. Farra, Lavoie and Robinson, each of whom satisfies the Nasdaq and SEC rules for membership to the NCCG Committee (including rules regarding independence). The NCCG Committee held ten meetings and acted twice by unanimous written consent during 2011.

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

•

the compensation of our chief executive officer and other executives, including by designing (in consultation with management or the Board), recommending to the Board for approval, and evaluating our compensation plans, policies and programs on an at least annual basis;

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

•	the grant of discretionary awards under our equity incentive plans, and the exercise of authority of the Board with respect to the administration of our incentive compensation plans;

•	the consideration of any recommendations that our executive officers may submit for consideration with respect to executive officer or director compensation;

•

the engagement of such outside consultants as the Committee deems necessary or appropriate in order to establish compensation amounts, types and targets with respect to our executive officers and independent directors;

•	the periodic review of and the making of recommendations to the Board with respect to our equity and incentive compensation plans;

•	producing an annual report on executive compensation for inclusion in our proxy materials in accordance with applicable rules and regulations, when applicable and required;

•	the development and recommendation to the Board of a set of corporate governance guidelines and principles applicable to us (the “Corporate Governance Guidelines”); and

•	oversight of the evaluation of the Board.

In addition to the powers and responsibilities expressly delegated to the NCCG Committee in its charter, the NCCG Committee may exercise other powers and carry out other responsibilities that may be delegated to it by the Board from time to time, consistent with our bylaws.

Compensation Discussion and Analysis

Executive Summary

Executive Compensation Program Objectives and Overview

The NCCG Committee administers our executive compensation arrangements. In conference with the Board of Directors, the NCCG Committee determines the compensation of our Chief Executive Officer. As discussed in more detail below, in determining the compensation for our other Named Executive Officers (as defined below), the recommendations of our Chief Executive Officer, among other factors, are considered by the NCCG Committee. Nevertheless, the NCCG Committee is solely responsible for making the final decisions on compensation for our Named Executive Officers.

Our general compensation arrangements are guided by the following principles and business objectives:

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

We are guided by the above principles in its compensation philosophy for our executive officers, which has been designed to achieve the following two objectives:

•	Allow us to attract and retain the key executive talent it needs to achieve its business objectives by providing total compensation arrangements that are competitive and attractive; and

•

Establishing a direct correlation between the total executive compensation paid to our overall performance and improvements in performance, including the creation of shareholder value, and the individual performance and achievements.

The executives listed in the Summary Compensation Table in this annual report on Form 10-K are referred to as the “Named Executive Officers.” Mr. Cragun became our Interim Chief Financial Officer on October 18, 2010, and our Chief Financial Officer on December 29, 2010. Mr. Sawtell became our Chief Operating Officer on May 12, 2011, and our President and Chief Operating Officer on December 9, 2011, following the departure of Stanley B. Crair as our Chief Operating Officer and President on May 11, 2011. Michael O. Plonski resigned as Chief Technology Officer on December 31, 2011.

Overview

We are dependent upon the experience and talents of our executives to successfully manage our highly technical, complex and rapidly evolving business. We are in a rapidly changing industry, one which regularly experiences paradigm shifting technological developments and shifting trends in the businesses and markets in which we compete. We rely on our executives to successfully address these developments and to improve our business and its performance in order to increase shareholder value. We face a highly competitive executive labor market and face competitors for our executives’ skills of our similar size and scale, as well as larger competitors with greater resources than we have and smaller competitors that seek to hire our executives to facilitate and expedite their own businesses that compete with us directly or in the same industry.

Executive Compensation Programs

Our current executive compensation program is comprised of three key components, which collectively are intended to conform to our compensation philosophy and to reward our executives based on individual and company performance. We use (1) base salary, (2) quarterly or semi-annual incentive cash bonuses, and (3) long-term equity awards, in the form of stock options and restricted stock units (“RSUs”), as its primary compensation components. The NCCG Committee considers how each such component of executive compensation promotes retention and rewards performance by the individual and us generally when structuring its executive compensation arrangements.

We seek to provide targeted compensation opportunities above the median of competitive market practice in order to attract, retain, and motivate our executives. However, the NGGC Committee may target an individual executive’s compensation higher or lower than the median based on the individual’s role, experience, and/or performance, among other factors. The NCCG Committee uses certain peer companies (as identified below) to inform it of competitive pay levels and generally intends that base salary levels be consistent with competitive market base salary levels. The NCCG Committee generally targets performance-based compensation, such as bonus and long-term incentive equity opportunities to make up a substantial portion of each executive’s total direct compensation opportunity, as achievement of those are tied to our and individual performance and provide long-term incentives to our executives. The NCCG Committee believes that the cash and long-term equity incentives provided to our executives have been designed to provide an effective and appropriate mix of incentives to ensure our executive performance is focused on building long-term stockholder value. In furtherance of this, the NCCG Committee has designed our compensation arrangements for our executive officers such that the performance based compensation opportunities represent a material portion of the total direct compensation opportunity.

We do not provide any pensions or other retirement benefits for our executives other than our 401(k) plan. Generally, except for payment of up to $1,500 a month in health insurance payments that would otherwise be paid by our executives, we also do not provide any perquisites. We provide our executive officers with certain severance protections as a further means of attracting and retaining our key executives and to preserve the stability of our executive team. These severance protections are described below under “Severance and Change in Control Severance Benefits” and “Potential Payments Upon Termination or Change in Control.”

Independent Consultant and Peer Group

The NCCG Committee has retained Frederic W. Cook & Co., Inc. (“Cook & Co.”) as its independent compensation consultants, to provide advice to the NCCG Committee with respect to our compensation programs. Cook & Co. advised the NCCG Committee with respect to trends in executive compensation, the selection of our peer companies, the determination of pay programs, an assessment of competitive pay levels, and the setting of compensation levels. Cook & Co. provided no other services to us in 2011 beyond the compensation consulting services provided to our Board of Directors and the NCCG Committee, as noted above.

The NCCG Committee considers from time to time peer company data obtained and evaluated by Cook & Co, as well as compensation data compiled by management, in establishing compensation levels. The NCCG Committee utilizes this information when considering executive compensation arrangements, including the reasonableness of such arrangements from a competitive vantage point. For 2011, the NCCG Committee, in consultation with Cook & Co., considered compensation data for the following companies in 2011: InfoSpace, Openwave Systems, the Knot, Saba Software, Travelzoo, Web.com, Marchex, eLoyalty, Double-Take, Innodata, Healthstream, TheStreet.com, Autobytel, Spark Networks, ADAM, and Market Leader. This group of companies is referred to by us hereafter as our “peer group” or our “peer companies for 2011.

The peer group was selected based on objective criteria, taking into account company size and industry. The peers revenue and market capitalizations generally fell within a range of 0.3x to 3x of ours at the time the peer group was chosen, with our revenue and market capitalization in the middle range to avoid distortion from size. The peers are technology and/or media companies that have businesses that are broadly similar to our business.

Shareholder Advisory Vote on Executive Compensation

At our 2011 Annual Meeting of Stockholders, our stockholders voted to approve a resolution approving, on an advisory basis, the compensation of our executive officers, as disclosed in our proxy statement of the 2011 Annual Meeting of Stockholders. The NCCG Committee considered this approval in its consideration of future executive compensation matters and has determined to generally maintain its practices and policies consistent with the prior year, subject to adjustments as are deemed appropriate in the view of the NCCG Committee in light of our present circumstances.

Current Executive Compensation Program Elements

Base Salaries

We provide the Named Executive Officers, along with other employees, with base salary to compensate them for their services throughout the year. The NCCG Committee performs an annual review of the base salaries of our Named Executive Officers. These base salary levels are intended to be generally consistent with competitive market base salary levels, but are not specifically targeted or “bench-marked” against any particular company or group of companies, including our peer group. The NCCG Committee sets base salaries so that a substantial portion of the executives’ total direct compensation remains contingent on performance-based bonuses and long-term incentive equity awards. The NCCG Committee considers and assesses, among other factors, the scope of an executive’s responsibility, prior experience, past performance, advancement potential, impact on results, salary relative to our other executives and relevant competitive data in setting specific salary levels for each of our Named Executive Officers, as well as our other officers.

The annual base salary of each of our Named Executive Officers, except Mr. Sawtell, was increased effective July 1, 2011, to adjust for cost of living increases. The NCCG Committee did not undertake a formal review of relevant market compensation data, as a study was conducted in 2010, and only cost of living increases were contemplated for 2011. Mr. Clarke’s salary was increased from $415,000 to $427,729, effective July 1, 2011. Mr. Cragun’s salary was increased to $280,622 per year from $268,000 per year, effective July 1, 2011. Mr. Plonski’s salary was increased to $279,670 per year from $268,000 per year, effective July 1, 2011. Mr. Hutto’s salary was increased to $229,280 per year from $218,925 per year, effective July 1, 2011.

Cash Bonuses

For 2011, the NCCG Committee approved a cash bonus plan (“Bonus Plan”) under which our Named Executive Officers were eligible to earn cash bonuses based on achievement against pre-determined quarterly performance goals. The cash bonus incentive opportunity is intended to motivate and reward executives by tying a significant portion of their total compensation to the achievement of pre-established performance metrics that are generally short-term, but impact the delivery of long-term stockholder value. The NCCG Committee determined that use of independent quarterly performance and payment periods for 2011 was appropriate in light of the numerous factors that impacted our performance on a short term basis and the difficulty in setting meaningful annual performance goals in light of such variables. The NCCG Committee considered whether the payment of cash bonus incentives was appropriate during a period in which we were expecting net losses and determined that, in light of our efforts to rapidly modify our operations and diversify our revenue sources to eliminate the concentration in search related revenues, that paying such cash bonus incentives was appropriate if performance with respect to the foregoing objectives was satisfactory.

First Quarter 2011 Bonus

For the First Quarter 2011 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 0% and 135% of target depending on performance. Performance is measured against company-wide financial goals and individual performance goals. The weighting of our and individual goal components ranged from 50% to 80% and 50% to 20%, respectively. In determining the mix of our and individual performance goals for each executive, the NCCG Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions.

		Bonus Goal Weightings		1st Quarter Bonus Opportunity (% of Q1 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer and Chairman	80%	20%	72%	80%	96%
Michael A. Sawtell	President & Chief Operating Officer(1)	—	—	—	—	—
Kenneth S. Cragun	Chief Financial Officer and Secretary	70%	30%	41%	45%	54%
Michael O. Plonski	Chief Technology Officer	70%	30%	41%	45%	54%
Peter S. Hutto	Senior Vice President Corporate Development	50%	50%	45%	50%	60%
Stanley B. Crair	Former President and Chief Operating Officer(2)	75%	25%	54%	60%	72%

(1)	Mr. Sawtell joined us in the Second Quarter of 2011

(2)	Mr. Crair served as our President and Chief Operating Officer through May 11, 2011.

First Quarter Bonus: Company Performance Component

Our performance component of the First Quarter period was based equally on Revenue and Adjusted Net Income1. The NCCG Committee believes these metrics, and the related goals, were the key drivers of delivering value to our stockholders for that period. The Revenue and Adjusted Net Income targets were set to our budget for the period. The NCCG Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 90% and 120% of target. For the First Quarter period, our performance was above the target for Revenue and at target for Adjusted Net Income. The resulting bonus payout for our performance component was 101.3% of target. The performance levels and actual performance for First Quarter 2011 are shown in detail below:

		Q1 Company Performance Goals				Actual Q1 Results ($ mil.)	Q1 Bonus %
Metric	Weighting	Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)
Revenue	50%	$14.75	$16.38		$19.66	$16.79	102.5%
Adjusted Net Income	50%	$0.56	$0.62	(1)	$0.74	$0.62	100.0%
Total Bonus %							101.3%

(1)	Target included the potential bonus expense for the first quarter of 2011.

First Quarter Bonus: Individual Performance Component

The individual performance component of each Named Executive Officer’s bonus, except for Mr. Hutto’s, was determined by the NCCG Committee and actual bonuses could range between 0% and 150% of target. Mr. Hutto was not a Named Executive Officer at the end of 2010, and therefore, our Chief Executive Officer directly oversaw decisions regarding his performance evaluations pursuant to his individual performance component, instead of the NCCG Committee. Except as noted above, the NCCG Committee’s assessment was based on performance against pre-set strategic objectives and for Named Executive Officers, except the Chief Executive Officer, the general recommendations and performance evaluations of the Chief Executive Officer. For the First Quarter period, the NCCG Committee’s bonus decisions were based upon the following individual goals.

[1]	Adjusted Net Income (Loss) is defined by us as net income (loss) excluding: provision for income taxes; interest and other income (expense), net; depreciation; amortization; stock based compensation charges, warrant revaluation and non-recurring items. Adjusted Net Income (Loss), as defined above, is not a measurement under GAAP. Adjusted Net Income (Loss) is reconciled to net income (loss) and earnings (loss) per share, which we believe are the most comparable GAAP measures, in our press release dated February 9, 2012, as furnished on our Form 8-K filed with the SEC on February 9, 2012. We believe that Adjusted Net Income (Loss) provides useful information to investors about our performance because it eliminates the effects of period-to-period changes in income from interest on our cash and marketable securities, expense from our financing transactions and the costs associated with income tax expense, capital investments, stock-based compensation expense, warrant revaluation charges, and non-recurring charges which are not directly attributable to the underlying performance of our business operations. Management used Adjusted Net Income (Loss) in evaluating the overall performance of our business operations, making it useful to the NCCG Committee in evaluating management’s performance. A limitation of non-GAAP Adjusted Net Income is that it excludes items that often have a material effect on our net income and earnings per common share calculated in accordance with GAAP. Therefore, management compensates for this limitation by using Adjusted Net Income in conjunction with net income (loss) and net income (loss) per share measures. The non-GAAP measures should be viewed as a supplement to, and not as a substitute for, or superior to, GAAP net income or earnings per share.

Heath B. Clarke — The NCCG Committee awarded Mr. Clarke a bonus equal to 104.6% of target for the individual performance component. In addition to delivering financial performance during the period, Mr. Clarke’s goals were related to achievement of the following key strategic objectives: achievement in growth of organic traffic, implementation of a certain level of Network partner sites with corresponding performance metric increases for our Network business unit, certain M&A goals, establishing the foundation for our social buying business, achieving certain internal reporting enhancements, and development of a definitive IP enforcement strategy. The NCCG Committee determined that most of these objectives were achieved, certain of them, including the organic traffic and the implementation of Network partner sites, were overachieved, while the establishment of a foundation for our social buying business was slightly underachieved.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Cragun’s individual performance bonus component at 106.25% of target. Mr. Cragun’s goals were tied to achievement of the following key strategic objectives: development and launch of a reporting dashboard for each of our business units, execution of yield optimization testing, achievement of certain corporate organization goals, and undertaking certain M&A due diligence goals. The NCCG Committee’s decision to award an amount above target was based on achievement of most goals satisfactorily and over-performance of the business unit reporting dashboard goal.

Michael O. Plonski — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Plonski’s individual performance bonus component at 97.5% of target. Mr. Plonski’s goals were tied to achievement of the following key strategic objectives: growth of organic traffic, development of proposals for new organizational structures for product development, achievement of certain search engine optimization goals, undertaking certain internal reporting enhancements, and the performance of technical due diligence on acquisition targets. The decision to award Mr. Plonski an amount below target was based on the NCCG Committee’s determination that Mr. Plonski met many or his targets, exceeded others, including growing organic traffic, but underperformed with respect to the search engine optimization goals.

Peter S. Hutto — Based on the Chief Executive Officer’s recommendation, Mr. Hutto’s individual performance bonus component was set at 104.38% of target. Mr. Hutto’s goals were tied to achievement of the following key strategic objectives: achievement of certain M&A targets, including the successful negotiation of the Rovion and Krillion acquisitions, completion of certain financing activities, the development of M&A targets and certain operating activities for our M&A effort. The decision to award an amount above target was based on Mr. Hutto’s overachievement of the Krillion and Rovion goals and the achievement of the other goals, except for the underperformance of goals related to the development of M&A targets and certain operating activities.

Stanley B. Crair — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Crair’s individual performance bonus component at 105% of target. Mr. Crair’s goals were tied to achievement of the following key strategic objectives: growth of organic traffic, implementation of a certain level of Network partner sites with corresponding performance metric increases for our Network business unit, achieving certain SAS sales goals related to our Exact Match products, and establishing the foundation for our social buying business. The NCCG Committee’s decision to award an amount above target was based on the overachievement of the organic traffic and Network growth goals, offset by slight underachievement of SAS sales goals and social buying business development goals.

Total First Quarter bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Total Q1 Target Bonus	Performance Components	Actual Bonus %	Actual Q1 Cash Bonus
Heath B. Clarke	$83,000	Company (80%)	101.3%	$67,233
		Individual (20%)	104.6%	$17,357

				$84,590

Michael A. Sawtell	—	—	—	—

Kenneth S. Cragun	$30,150	Company (70%)	101.3%	$21,370
		Individual (30%)	106.3%	$9,610

				$30,980

Michael O. Plonski	$30,150	Company (70%)	101.3%	$21,370
		Individual (30%)	97.5%	$8,819

				$30,189

Peter S. Hutto	$27,366	Company (50%)	101.3%	$13,854
		Individual (50%)	98%	$13,341

				$27,195

Stanley B. Crair	$43,050	Company (75%)	101.3%	$32,693
		Individual (25%)	105%	$11,301

				$43,993

Second Quarter 2011 Bonus

For the Second Quarter 2011 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 0% and 135% of target depending on performance. Performance is measured against company-wide financial goals and individual performance goals. The weighting of our and individual goal components ranged from 50% to 60% and 50% to 40%, respectively. In determining the mix of our and individual performance goals for each executive, the NCCG Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions for each executive.

		Bonus Goal Weightings		2nd Quarter Bonus Opportunity (% of Q2 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer	80%	20%	72%	80%	96%
Michael A. Sawtell	President & Chief Operating Officer(1)	60%	40%	54%	60%	72%
Kenneth S. Cragun	Chief Financial Officer and Secretary	70%	30%	41%	45%	54%
Michael O. Plonski	Chief Technology Officer	70%	30%	41%	45%	54%
Peter S. Hutto	Senior Vice President Corporate Development	50%	50%	45%	50%	60%
Stanley B. Crair	Former President and Chief Operating Officer(2)	—	—	—	—	—

(1)	Mr. Sawtell was appointed as our Chief Operating Officer on May 12, 2011.

(2)	Mr. Crair served as our Company’s President and Chief Operating Officer until May 11, 2011.

Second Quarter Bonus: Company Performance Component

For the second quarter, the Company Performance Component of the Second Quarter period for Messrs. Clarke, Sawtell, Cragun and Plonski, was based on Revenue, Core Business Revenue, Adjusted Net Income, and Core Business Adjusted Net Income. The NCCG Committee distinguished between Core Business Revenue and Core Business Adjusted Net Income on the one hand and overall Revenue and Adjusted Net Income in general on the other to better align our executives’ goals with our long term objectives, which was to diversify and grow our non-search business and related revenues and net income. By distinguishing revenues in this way, the NCCG Committee sought to incent the executives to increase performance of our newly launched products and services and support our recent acquisitions and initiatives. For Mr. Hutto, our performance component of the Second Quarter period was based equally on Revenue and Adjusted Net Income. The NCCG Committee believes these metrics, and the related goals, were the key drivers of delivering value to our stockholders for the period. All of the targets were set to our budget for the period. The NCCG Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 90% and 120% of total target. For the Second Quarter period, our performance was above the target for Adjusted Net Income and below target for Revenue, Core Business Revenue and Core Business Adjusted Net Income. The resulting bonus payout for our performance component was 102% of target for Messrs. Clarke, Sawtell, Cragun and Plonski, and 106% of target for Mr. Hutto. The performance levels and actual performance for Second Quarter 2011 are shown in detail below:

	Weighting	Q2 Company Performance Goals				Actual Q2 Results ($ mil.)	Q2 Bonus %
		For Messrs. Clarke and Cragun
Metric		Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)
Revenue	41.67%	$15.08	$16.76		$20.11	$15.35	92%
Core Business Revenue	8.33%	$10.58	$11.75		$14.10	$11.05	94%
Adjusted Net Income	41.67%	$(2.33)	$(2.12	)(1)	$(1.70)	$(1.43)	120%
Core Business Adjusted Net Income	8.33%	$1.44	$1.60		$1.92	$1.40	88%
Total Bonus %							102.25%

	Weighting	Q2 Company Performance Goals				Actual Q2 Results ($ mil.)	Q2 Bonus %
		For Messrs. Sawtell and Plonski
Metric		Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)
Revenue	37.5%	$15.08	$16.76		$20.11	$15.35	92%
Core Business Revenue	12.5%	$10.58	$11.75		$14.10	$11.05	94%
Adjusted Net Income	37.5%	$(2.33)	$(2.12	)(1)	$(1.70)	$(1.43)	120%
Core Business Adjusted Net Income	12.5%	$1.44	$1.60		$1.92	$1.40	88%
Total Bonus %							102.25%

	Weighting	Q2 Company Performance Goals				Actual Q2 Results ($ mil.)	Q2 Bonus %
		For Mr. Hutto
Metric		Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)
Revenue	50%	$15.08	$16.76		$20.11	$15.35	92%
Adjusted Net Income	50%	$(2.33)	$(2.12	)(1)	$(1.70)	($1.43)	120%
Total Bonus %							106%

(1)	Target included the potential bonus expense for the second quarter of 2011.

As noted above, the NCCG Committee determined that offering cash bonuses in the second quarter 2011 based in part upon the achievement of Adjusted Net Loss was necessary and appropriate in light of the fact that we were undertaking a large-scale diversification effort, including the acquisition of new businesses and that such losses were anticipated and necessary to complete the diversification effort believed by our Board of Directors to be in our best interests and our long term prospects.

Second Quarter Bonus: Individual Performance Component

The individual performance component of each Named Executive Officer’s bonus, except for Mr. Hutto’s, was determined by the NCCG Committee and actual bonuses could range between 0% and 150% of target. Mr. Hutto was not a Named Executive Officer at the end of 2010 and therefore our Chief Executive Officer directly oversaw decisions regarding his performance evaluations pursuant to his individual performance component, instead of the NCCG Committee. Except as noted above, the NCCG Committee’s assessment was based on performance against pre-set strategic objectives and for Named Executive Officers, except the Chief Executive Officer, the general recommendations and performance evaluations of the Chief Executive Officer. For the Second Quarter period, the NCCG Committee’s bonus decisions were based upon the following individual goals.

Heath B. Clarke — The NCCG Committee awarded Mr. Clarke a bonus equal to 100% of target for the individual performance component. Mr. Clarke’s goals were related to achievement of the following key strategic objectives: increasing organic traffic, increasing direct advertisers, launching and integrating Krillion, overseeing the SMG acquisition, and achieving financing for M&A transactions. The NCCG Committee determined that most of these objectives were achieved or overachieved, with the exception of increasing direct advertisers and certain goals with respect to the launch and integration of Krillion, which were partially underachieved.

Michael A. Sawtell — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Sawtell’s individual performance bonus component at 94.63% of target. Mr. Sawtell’s goals were tied to achievement of the following key strategic objectives: increasing organic traffic, increasing direct advertisers, increasing revenues from new initiatives and sources, developing new organizational structures to support the our growth and to increase and improve corporate communications to best of class. The NCCG Committee’s decision to award an amount below target was based on achievement of many goals satisfactorily, partially offset by under achieving the direct advertiser and corporate communications goals.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Cragun’s individual performance bonus component at 92.63% of target. Mr. Cragun’s goals were tied to achievement of the following key strategic objectives: integration of Krillion and Rovion accounting functions, the development of operational accounting policies, the financing for M&A transactions, the analysis of certain monetization data, and the development of reporting metrics for us, including new acquisitions. The NCCG Committee’s decision to award an amount below target was based on achievement of most goals satisfactorily, partially offset by slightly underachieving the analysis of certain monetization data and the development of reporting metrics for us.

Michael O. Plonski — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Plonski’s individual performance bonus component at 88% of target. Mr. Plonski’s goals were tied to achievement of the following key strategic objectives: increasing organic traffic, increasing direct advertisers, increasing revenues from new initiatives and sources, developing new organizational structures to support our growth and increasing and improving corporate communications. The decision to award Mr. Plonski an amount below target was based on the NCCG Committee’s determination that Mr. Plonski only exceeded the organic traffic goal and otherwise under achieved the other goals to different degrees.

Peter S. Hutto – Based on the Chief Executive Officer’s recommendation, Mr. Hutto’s individual performance bonus component was set at 89.38% of target. Mr. Hutto’s goals were tied to achievement of the following key strategic objectives: the launch and integration of Krillion and Rovion, achievement of certain M&A activities related to the SMG acquisition, and further developing the M&A process, including identification of additional M&A targets. The decision to award an amount below target was based on underachievement of all of the goals to some extent, except with respect to the M&A activities related to the SMG acquisition, which he overachieved.

Total Second Quarter bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Total Q2 Target Bonus	Performance Components	Actual Bonus %	Actual Q2 Cash Bonus
Heath B. Clarke	$83,000	Company (60%)	102%	$51,456
		Individual (40%)	100%	$33,200

				$84,656

Michael A. Sawtell	$43,050	Company (60%)	102%	$26,368
		Individual (40)%)	95%	$16,294

				$42,662

Kenneth S. Cragun	$30,150	Company (60%)	102%	$15,980
		Individual (40%)	93	$11,172

				$27,152

Michael O. Plonski	$30,150	Company (60%)	102%	$18,466
		Individual (40%)	88%	$10,613

				$29,079

Peter S. Hutto	$27,366	Company (50%)	106%	$14,478
		Individual (50%)	89%	$12,229

				$26,707

Stanley B. Crair	—	—	—	—

Third Quarter 2011 Bonus

For the Third Quarter 2011 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 0% and 135% of target depending on performance. Performance is measured against company-wide financial goals and individual performance goals, except in the case of Mr. Clarke, who, beginning in the third quarter 2011, was evaluated solely on company-wide financial goals. The weighting of our and individual goal components ranged from 0% to 100% and 100% to 0%, respectively. In determining the mix of our and individual performance goals for each executive, the NCCG Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions.

		Bonus Goal Weightings		3rd Quarter Bonus Opportunity (% of Q3 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer	100%	0%	72%	80%	96%
Michael A. Sawtell	President and Chief Operating Officer(1)	75%	25%	54%	60%	72%
Kenneth S. Cragun	Chief Officer and Secretary	70%	30%	41%	45%	54%
Michael O. Plonski	Chief Technology Officer	70%	30%	41%	45%	54%
Peter S. Hutto	Senior Vice President Corporate Development	50%	50%	45%	50%	60%
Stanley B. Crair	Former President and Chief Operating Officer(2)	—	—	—	—	—

(1)	Mr. Sawtell was appointed our Chief Operating Officer on May 12, 2011.

(2)	Mr. Crair served as our President and Chief Operating Officer until May 11, 2011.

For the Third Quarter 2011, the NCCG Committee determined that no amount over 100% of the Target Bonus would be paid to any of Messrs. Clarke, Sawtell, Cragun or Plonski unless and until we delivered Adjusted Net Income in any fiscal quarter up to and including the second quarter 2012. Instead, any amounts over 100% of the Target Bonus that would otherwise have been payable to Messrs. Clarke, Sawtell, Cragun or Plonski for the Third Quarter 2011 were held pending either the achievement of Adjusted Net Income by the second quarter 2012, or the forfeiture of such amounts If Adjusted Net Income was not earned by that date. In the Fourth Quarter 2011, and according to the criteria set forth above the Third Quarter of 2011 Bonuses were paid to Messrs. Clarke, Sawtell, Cragun or Plonski.

Third Quarter Bonus: Company Performance Component

The Company Performance Component for the Third Quarter period was based equally on Revenue and Adjusted Net Income. The NCCG Committee believes these metrics, and the related goals, were the key drivers of delivering value to our stockholders for the period. The Revenue and Adjusted Net Income targets were set to our budget for the period. The NCCG Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 90% and 120% of target. For the Third Quarter period, the Company Performance Component was above the target for both the Revenue and Adjusted Net Income goals. The resulting bonus payout for the Company Performance Component was 113.5% of target. The performance levels and actual performance for Third Quarter 2011 are shown in detail below:

		Q3 Company Performance Goals				Actual Q3 Results ($ mil.)
Metric	Weighting	Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)		Q3 Bonus %
Revenue	50%	$16.78	$18.64		$22.37	$19.93	106.9%
Adjusted Net Income	50%	$(4.17)	$(3.79	)(1)	$(3.03)	$(2.11)	120%
Total Bonus %							113.5%

(1)	Target included the potential bonus expense for the third quarter of 2011.

As noted above, the NCCG Committee determined that offering cash bonuses in third quarter 2011 based in part upon the achievement of Adjusted Net Loss was necessary and appropriate in light of the fact that we were undertaking a large-scale diversification effort, including the acquisition of new businesses and that such losses were anticipated and necessary to complete the diversification effort believed by our Board of Directors to be our best interests and our long term prospects.

Third Quarter Bonus: Individual Performance Component

As noted above, beginning in the third quarter of 2011, Mr. Clarke was evaluated solely on company-wide financial goals. The individual performance component of each other Named Executive Officer’s bonus, except for Mr. Hutto’s, was determined by the NCCG Committee and actual bonuses could range between 0% and 150% of target. Mr. Hutto was not a Named Executive Officer at the end of 2010, and therefore, our Chief Executive Officer directly oversaw decisions regarding his performance evaluations pursuant to his individual performance component, instead of the NCCG Committee. Except as noted above, the NCCG Committee’s assessment was based on performance against pre-set strategic objectives and for Named Executive Officers, except the Chief Executive Officer, the general recommendations and performance evaluations of the Chief Executive Officer. For the Third Quarter period, the NCCG Committee’s bonus decisions were based upon the following individual goals.

Michael A. Sawtell — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Sawtell’s individual performance bonus component at 112% of target. Mr. Sawtell’s goals were tied to achievement of the following key strategic objectives: development of additional business development opportunities for Rovion, preparing and implementing a revised internal telesales plan, increasing the effectiveness of our internal sales process and results, and delivering a completed roadmap for ExactMatch product development. The NCCG Committee’s decision to award an amount above target was based on over achievement of all goals, except for the ExactMatch product development goal, which was under achieved.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Cragun’s individual performance bonus component at 100% of target. Mr. Cragun’s goals were tied to achievement of the following key strategic objectives: preparing an updated financial model, completion of the financial integration of SMG into our financials, completion of certain tax research, and completion of the audited financial statements for SMG. The NCCG Committee’s decision to award an amount at target was based on achievement of all goals satisfactorily.

Michael O. Plonski — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Plonski’s individual performance bonus component at 93% of target. Mr. Plonski’s goals were tied to achievement of the following key strategic objectives: implementation of certain third party technologies, increasing organic traffic, increasing the monetization of organic traffic with proprietary advertising, and development of certain technology related budgeting processes. The decision to award Mr. Plonski an amount below target was based on the NCCG Committee’s determination that Mr. Plonski satisfactorily achieved two of his goals, offset by underachievement with respect to increasing organic traffic and increasing the monetization of organic traffic with proprietary advertising.

Peter S. Hutto — Based on the Chief Executive Officer’s recommendation, Mr. Hutto’s individual performance bonus component was set at 93.75% of target. Mr. Hutto’s goals were tied to achievement of the following key strategic objectives: completing certain M&A activities related to our Spreebird operations, including establishing additional M&A targets and facilitating the transition and integration of SMG into our Spreebird business, as well as further transition and integration goals with respect to our Rovion and Krillion acquisitions. The decision to award an amount below target was based on overachievement of the establishment of additional M&A targets, offset by underachievement of the integration and transition goals for each of SMG, Rovion and Krillion.

Total Third Quarter bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Total Q3 Target Bonus	Performance Components	Actual Bonus %	Actual Q3 Cash Bonus	Actual Q3 Bonus Paid(1)
Heath B. Clarke	$85,546	Company (100%)	113%	$97,063
		Individual (0%)	0%	$0

				$97,063	$85,546

Michael A. Sawtell	$43,050	Company (75%)	113%	$36,635
		Individual (25%)	106%	$11,435

				$48,070	$43,050

Kenneth S. Cragun	$31,570	Company (70%)	113%	$25,074
		Individual (30%)	100%	$9,471

				$34,545	$31,570

Michael O. Plonski	$31,463	Company (70%)	113%	$24,988
		Individual (30%)	93%	$8,755

				$33,743	$29,503

Peter S. Hutto	$28,651	Company (50%)	113%	$16,254
		Individual (50%)	94%	$13,430

				$29,684	$29,684

Stanley B. Crair	—	—	—	—	—

(1)	For the Third Quarter 2011, the NCCG Committee determined that no amount over 100% of the Target Bonus would be paid to any of Messrs. Clarke, Sawtell, Cragun or Plonski unless and until we delivered Adjusted Net Income in any fiscal quarter up to and including the second quarter 2012. Instead, any amounts over 100% of the Target Bonus that would otherwise have been payable to Messrs. Clarke, Sawtell, Cragun or Plonski for the Third Quarter 2011 were held pending either. the achievement of Adjusted Net Income, or the forfeiture of such amounts. In the Fourth Quarter 2011, we achieved Adjusted Net Income and the amounts withheld in the Third Quarter of 2011 were paid to Messrs. Clarke, Sawtell, Cragun and Plonski.

Fourth Quarter 2011 Bonus

For the Fourth Quarter 2011 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 90% and 120% of target depending on performance. Performance is measured against company-wide financial goals and individual performance goals. The weighting of our and individual goal components ranged from 0% to 100% and 100% to 0%, respectively. In determining the mix our and individual performance goals for each executive, the NCCG Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions.

		Bonus Goal Weightings		4th Quarter Bonus Opportunity (% of Q4 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer and Chairman	100%	0%	72%	80%	96%
Michael A. Sawtell	President and Chief Operating Officer(1)	75%	25%	54%	60%	72%
Kenneth S. Cragun	Chief Financial Officer and Secretary	70%	30%	41%	45%	54%
Michael O. Plonski	Chief Technology Officer	70%	30%	41%	45%	54%
Peter S. Hutto	Senior Vice President Corporate Development	50%	50%	45%	50%	60%
Stanley B, Crair	Former President and Chief Operating Officer(2)	—	—	—	—	—

(1)	Mr. Sawtell was appointment our Chief Operating Officer on May 12, 2011.

(2)	Mr. Crair served as our Company’s President and Chief Operating Officer until May 11, 2011.

Fourth Quarter Bonus: Company Performance Component

Our performance component for the Fourth Quarter period was based 30% on Revenue for our core operations, 20% on Revenue for our recent acquisitions, and 50% on overall Adjusted Net Income for each of our Named Executive Officers, except for Mr. Hutto. The NCCG Committee added a New Acquisition Revenue component to better align our executives’ goals with our long term objectives, which was to diversify and grow our non-search business and related revenues and net income. By adding the New Acquisition Revenue component, the NCCG Committee sought to incent the executives to increase performance of our newly launched products and services and support our recent acquisitions and initiatives. Our performance component for Mr. Hutto for the Fourth Quarter period was based 50% on our Revenue and 50% on our Adjusted Net Income. The NCCG Committee believes these metrics, and the related goals, were the key drivers of delivering value to our stockholders for the period. The targets were set to our budget for the period. The NCCG Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 90% and 120% of target. For the Fourth Quarter period, our performance was above the target for total company Revenue, Revenue from our core operations and overall Adjusted Net Income, but below the target for Revenue from our recent acquisitions. The resulting bonus payout for our performance component was 96% of target for Messrs. Clarke, Sawtell, Cragun and Plonski, and 117.6% of target for Mr. Hutto. The performance levels and actual performance for Fourth Quarter 2011 are shown in detail below:

		Q4 Company Performance Goals
		Messrs. Clarke, Sawtell, Cragun and Plonski				Actual Q4 Results ($ mil.)
Metric	Weighting	Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)		Q4Bonus %
Revenue	30%	$19.91	$22.12		$26.54	$25.51	120%
New Acquisition Revenue	20%	$1.77	$1.97		$2.36	$0.96	0%
Adjusted Net Income	50%	$(1.25)	$(1.14	)(1)	$(0.91)	$0.41	120%
Total Bonus %							96%

(1)	Target included the potential bonus expense for the Fourth quarter of 2011.

		Q4 Company Performance Goals
		Mr. Hutto				Actual Q4 Results ($ mil.)
Metric	Weighting	Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)		Q4Bonus %
Revenue	50%	$19.91	$22.12		$26.54	$25.51	115.2%
Adjusted Net Income	50%	$(1.25)	$(1.14	)(1)	$(0.91)	$0.41	120%
Total Bonus %							117.6%

(1)	Target included the potential bonus expense for the Fourth quarter of 2011.

As noted above, the NCCG Committee determined that offering cash bonuses in fourth quarter 2011 based in part upon the achievement of Adjusted Net Losses was necessary and appropriate in light of the fact that we were undertaking a large-scale diversification effort, including the acquisition of many new businesses and that such losses were anticipated and necessary to complete the diversification effort believed by our Board of Directors to be in our best interests and our long term prospects.

Fourth Quarter Bonus: Individual Performance Component

As noted above, beginning in the third quarter 2011 Mr. Clarke was evaluated solely on company-wide financial goals. The individual performance component of each other Named Executive Officer’s bonus, except for Mr. Hutto’s, was determined by the NCCG Committee and actual bonuses could range between 0% and 150% of target. Mr. Hutto was not a Named Executive Officer at the end of 2010, and therefore, our Chief

Executive Officer directly oversaw decisions regarding his performance evaluations pursuant to his individual performance component, instead of the NCCG Committee. Except as noted above, the NCCG Committee’s assessment was based on performance against pre-set strategic objectives and for Named Executive Officers, except the Chief Executive Officer, the general recommendations and performance evaluations of the Chief Executive Officer. For the Fourth Quarter period, the NCCG Committee’s bonus decisions were based upon the following individual goals.

Michael A. Sawtell — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Sawtell’s individual performance bonus component at 110% of target. Mr. Sawtell’s goals were tied to achievement of the following key strategic objectives: successfully ramping our telesales efforts, achieving certain revenue goals, and establishing a product roadmap for certain business units. The NCCG Committee’s decision to award an amount above target was based on over achievement of all goals, except for the goal related to product roadmap, which was underachieved.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Cragun’s individual performance bonus component at 100% of target. Mr. Cragun’s goals were tied to achievement of the following key strategic objectives: enhancing corporate presentation materials, strengthening controls on access to certain reporting functions, implementing certain accounting systems, and analyzing competitor key performance indicators. The NCCG Committee’s decision to award an amount at target was based on achievement of each of these goals satisfactorily.

Michael O. Plonski — Based in part on the Chief Executive Officer’s recommendation, the NCCG Committee approved Mr. Plonski’s individual performance bonus component at 100% of target. Mr. Plonski’s goals were tied to achievement of the following key strategic objectives: improving search relevance, developing our technology organization, developing processes and strategies to meet our future technology needs, enhancing our technology touch points with partners and consumers, and developing certain revenue initiatives. The NCCG Committee’s decision to award an amount at target was based on achievement of each of these goals satisfactorily.

Peter S. Hutto — Based on the Chief Executive Officer’s recommendation, Mr. Hutto’s individual performance bonus component was set at 99% of target. Mr. Hutto’s goals were tied to achievement of the following key strategic objectives: certain M&A initiatives, including a small acquisition, certain revenue and income goals for recently acquired businesses, and development of a go-forward M&A strategy. The decision to award an amount slightly below target was based on achievement of most goals satisfactorily, partially offset by slight underachievement the development of M&A strategy.

Total Fourth Quarter bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Total Q4 Target Bonus	Performance Components	Actual Bonus %	Actual Q4 Cash Bonus	Amount of Q3 Bonus Paid With Q4 Bonus(1)
Heath B. Clarke	$85,546	Company (100%)	96%	$82,124
		Individual (0%)	0%	$0

				$82,124	$11,517

Michael A. Sawtell	$43,050	Company (75%)	96%	$30,996
		Individual (25%)	112%	$12,081

				$43,077	$5,020

Kenneth S. Cragun	$31,570	Company (70%)	96%	$21,215
		Individual (30%)	100%	$9,471

				$30,686	$2,975

Michael O. Plonski	$31,463	Company (70%)	96%	$21,143
		Individual (30%)	100%	$9,439

				$30,582	$4,240

Peter S. Hutto	$28,651	Company (50%)	118%	$16,844
		Individual (50%)	99%	$14,111

				$30,955	$0

Stanley B. Crair	—	—	—	—	—

(1)	For the Third Quarter 2011, the NCCG Committee determined that no amount over 100% of the Target Bonus would be paid to an Named Executive Officer unless and until we delivered Adjusted Net Income in any fiscal quarter up to and including the second quarter 2012. Instead, any amounts over 100% of the Target Bonus that would otherwise have been payable to the Named Executive Officers for the Third Quarter 2011 were held pending either the achievement of Adjusted Net Income or the forfeiture of such amounts. In the Fourth Quarter 2011, we achieved Adjusted Net Income and the amounts withheld in the Third Quarter of 2011 were paid to the Named Executive Officers.

Discretionary Bonuses

In the first quarter of 2011, the NCCG Committee awarded Mr. Clarke a bonus of $40,278.42 as additional consideration for Mr. Clarke’s exemplary performance.

Retention Bonus

In connection with our acquisition of substantially all of the assets of Rovion from DGLP, we entered into an employment agreement with Mr. Sawtell which provided for, among other things, the payment of a retention bonus equal to $375,000 over a period of 24 months following the closing of the acquisition, subject to the Rovion business achieving certain performance thresholds. In connection with the performance thresholds, we also agreed to certain funding commitments to the Rovion business post-close. In November 2011, we and Mr. Sawtell entered into an amendment to his then-Amended and Restated Employment Agreement which provided for a reduction of his retention bonus to $282,500 and eliminated the performance thresholds in consideration for the termination of our funding obligations. In 2011, Mr. Sawtell received a total of $131,563 in retention bonus payments.

Long-Term Incentive Equity Awards

We rely on long-term incentive equity awards as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing our market value. We have historically made annual grants of stock options to align the interests of our executives with those of our shareholders, while promoting focus by our executives’ on our long-term financial performance, and, through staggered grants with extended time-based vesting requirements, to enhance long-term retention of our executives.

The NCCG Committee considers competitive grant data for comparable positions as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and our value when determining the size of equity-based awards. Additionally, the NCCG Committee also considers the executive’s historic total compensation, including prior equity grants and value realized from those grants, as well as the number and value of shares owned by the executive, the number and value of shares which continue to be subject to vesting under outstanding equity grants previously made to such executive, and each executive’s tenure, responsibilities, experience and our value. No one fact is given any specific weighting and the NCCG Committee exercises its judgment to determine the appropriate size of awards.

Unlike prior years, our 2011 long-term incentive grants to our Named Executive Officers were not solely in the form of stock options with an exercise price that is equal to the closing price of our common stock on the grant date, but also consisted of a restricted stock unit (RSU) component which utilized the fair market value of our common stock on the grant date when valuing such grants. As a consequence, our Named Executive Officers will realize some actual, delivered compensation regardless of whether our stock price appreciates or not, but will also be highly incentivized to receive additional delivered compensation value only if our shareholders realize value through stock price appreciation after the date of grant of the options. The NCCG Committee decided to grant RSUs in addition to stock options to, among other things, encourage ownership of our equity by our Named Executive Officers. Both the RSUs and the stock options function as a retention incentive for our executives as they generally vest in installments over a period of three years after the date of grant.

2011 and 2012 Annual Equity Grants. In December 2011, the NCCG Committee approved grants of stock options and RSUs to each of the then-employed Named Executive Officers. The NCCG Committee approved a normal grant for 2011 and a partial grant of 50% of the typical equity grant for 2012. The NCCG Committee determined that providing the Named Executive Officers in 2011, with a portion of the grant such Named Executive Officer would typically receive in 2012, would provide additional long term incentive to the Named Executive Officers and serve as a retention tool for such Named Executive Officers during a period of transition for us. The NCCG Committee considered the factors identified above in determining the amounts of these grants. The stock option and RSU awards granted to the Named Executive Officers in December 2011, for the 2011 annual equity grant are scheduled to vest over a three-year period, beginning in December 2012, and January 2013, respectively, contingent on the executive’s continued employment with us through the vesting period, subject to certain earlier vesting in the event of certain severance and change in control scenarios, each as more particularly described below. The stock option and RSU awards granted to the Named Executive Officers in December 2011, for the 2012 annual equity grant are scheduled to vest over a three-year period, beginning in December 201,3 and January 2014, respectively, contingent on the executive’s continued employment with us through the vesting period, subject to certain earlier vesting in the event of certain severance and change in control scenarios, each as more particularly described below. For 2012, the NCCG Committee intends to grant only 25% of the typical equity grant that would be made to the Named Executive Officers in light of the earlier grant of 50% of the typical equity grant made to the Named Executive Officers in 2011, for 2012. As a result, we expect to make total grants of 75% of the typical equity grants that would be made to the Named Executive Officers in 2012, allowing us to retain the remaining 25% of such typical equity grants for later use under our equity plan.

Grant Practices. We do not have any plan, program, or practice to time the grant of equity-based awards to our executives or any of our employees in coordination with the release of material non-public information. All equity grants are made under our stock plans, which have been approved by our stockholders. The per share exercise price of stock options cannot be less than the closing sale price of our common stock on the grant date. The NCCG Committee typically makes annual equity grants in the month of December and when an officer begins employment or is promoted.

Severance and Change in Control Severance Benefits

We provide severance, including change-in-control severance, to each of the Named Executive Officers as well as other members of our management team, as provided for in their respective employment agreements. It is the belief of the NCCG Committee that the severance offered by us helps to retain our management team, including its Named Executive Officers, by providing a stable work environment in which these employees are provided certain economic benefits in the event their employment is actually or constructively terminated, including in connection with a change in control. It also helps to create a mutually beneficial separation as we are able to secure a release from claims. We believe that the occurrence, or potential occurrence, of a change-in-control transaction may create uncertainty regarding continued employment of our executives and other key employees and the change-in-control severance benefits offered by us will alleviate much of that uncertainty. The material terms of the change-in-control severance benefits offered to our Named Executive Officers are described below in the section entitled “Employment Agreements and Change in Control Arrangements with Our Named Executive Officers.”

In providing severance agreements, the NCCG Committee considers best practices. Severance benefits available following a change in control are provided only on a “double-trigger” basis which means that there must be both a change in control and a termination, either actually or constructively, of the eligible employee’s employment in the circumstances described in the “Employment Agreements and Change in Control Arrangements with Our Named Executive Officers” section below. In addition, our amended agreements with our Named Executive Officers do not contain excise tax gross-up provisions or “single-trigger” severance payment provisions. We do not maintain any severance plans beyond the severance benefits provided for in the employment agreements with our Named Executive Officers and other members of our management team.

Under their employment agreements, each of our Named Executive Officers, including Mr. Clarke, would be entitled to severance benefits in the event of his termination by us without cause or by the Named Executive Officer for good reason, or to due to his disability and, to a lesser extent, his death. The NCCG Committee determined that it is appropriate to provide the Named Executive Officers with these severance benefits under these circumstances in light of their positions with us, general competitive practices, and as part of their overall compensation package.

The Named Executive Officers and certain other members of the management team are also entitled to accelerated vesting of all of their respective stock option awards in the event of a change in control or a termination without cause by us or a termination for good reason by the Named Executive Officer within the 120 day period preceding or following a change in control. Further, if accelerated vesting of all stock option awards is not available as described above, the Named Executive Officers and certain other members of the management team are entitled to accelerated vesting of those stock option awards that would vest during the initial period of their employment agreements with us in the event of a termination without cause by us or a termination for good reason by the Named Executive Officer outside of the 120 day period preceding or following a change in control. The NCCG Committee determined that this severance benefit was appropriate for each of its Named Executive Officers and certain of its management team based upon their positions with us, general competitive practices, and as part of their overall package.

Recipients of long-term incentive equity awards are also entitled to limited severance protections with respect to awards granted prior to the applicable severance event. The NCCG Committee determined that these protections help maximize the retention benefits to us of the long-term incentive equity awards and are consistent with general competitive practices.

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011, 2010 and 2009 by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers in 2011. We refer to our Chief Executive Officer, Chief Financial Officer and these other executive officers as the named executive officers in this amendment to our annual report on Form 10-K.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Heath B. Clarke(2)	2011	421,365	45,862	55,418	162,153	348,252	34,752	1,067,802
Chief Executive Officer and	2010	382,500	—	—	454,047	333,226	600	1,170,373
Chairman of the Board	2009	310,833	—	—	105,331	246,289	—	662,453

Michael A. Sawtell(3)	2011	185,298	—	32,747	580,494	136,809	156,563	1,091,911
President and Chief Operating Officer

Kenneth S. Cragun(4)	2011	274,311	3,336	21,831	212,146	126,073	14,165	651,862
Chief Financial Officer and Secretary	2010	206,277	—		141,568	74,689	289	422,823

Michael O. Plonski(5)	2011	273,835	—	—	—	122,743	25,142	421,720
Chief Technology Officer	2010	264,000	—	—	53,660	126,645	1,634	445,939
	2009	113,331	—	—	942,136	88,636	75,000	1,219,103

Peter S. Hutto(6)	2011	224,067	—	12,595	36,853	115,482	6,600	395,597
Sr. Vice President Corporate Development

Stanley B. Crair(7)	2011	107,625	—	—	—	43,993	466,743	618,361
Former President and	2010	278,500	—	—	268,300	167,493	4,400	718,693
Chief Operating Officer	2009	256,667	—	—	57,345	157,906	—	501,459

(1)	The fair value of each restricted stock unit award is calculated on the date of grant using the closing price of our common stock as reported by the Nasdaq. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year option granted	Expected life	Volatility	Risk free interest rate	Dividend yield
2011	5.2 years	85.35%	1.40%	None
2010	5.2 years	86.48%	1.85%	None
2009	7.0 years	100.00%	3.13%	None

(2)	During 2011, Mr. Clarke received other compensation of $34,752 for payout of accrued vacation. During 2011, Mr. Clarke also received bonuses of $40,278 for certain exemplary performance and $5,584 as a bonus related to cost saving measures at the Company. During 2010, Mr. Clarke received a matching contribution to his 401(k) account from us in the amount of $600.

(3)	Mr. Sawtell joined us on May 5, 2011, and was paid his salary from that date. During 2011, Mr. Sawtell received retention payments of $156,563, as was negotiated in connection with our acquisition of the assets of Rovion.

(4)	Mr. Cragun was promoted to interim chief financial officer and became a Named Executive Officer in October 2010. As a result, the 2011 Summary Compensation Table only includes his 2011 and 2010 compensation information. During 2011, Mr. Cragun received other compensation of $14,165 for payout of accrued vacation. Mr. Cragun also received a bonus of $3,336 related to cost saving measures at the Company. During 2010, Mr. Cragun received a matching contribution to his 401(k) account from us in the amount of $289.

(5)	Mr. Plonski joined us on July 27, 2009, and was paid his salary from that date. During 2009, Mr. Plonski received other compensation of $75,000 for relocation. During 2010, Mr. Plonski received a matching contribution to his 401(k) account from us in the amount of $1,634. During 2011, Mr. Plonski received other compensation of $25,142 for payout of accrued vacation. Mr. Plonski’s employment with the Company ended on December 31, 2011.

(6)	Mr. Hutto was not a named executive officer prior to 2011. As a result, the 2011 Summary Compensation Table only includes his 2011 compensation information. During 2011, Mr. Hutto received other compensation of $6,600 for car allowance.

(7)	Mr. Crair’s employment with the Company ended on May 11, 2012. During 2010, Mr. Crair received a matching contribution to his 401(k) account from us in the amount of $4,400. During 2011, Mr. Crair received severance payment of $466,743.

Grants of Plan-Based Awards — 2011

The following table provides information regarding grants of plan-based awards that we granted to the named executive officers during the fiscal year ended December 31, 2011. All option awards were granted at the fair market value of our Common Stock on the date of grant, as determined by our Board. Each option award represents the right to purchase one share of our Common Stock. None of the shares subject to option awards are vested at the time of grant and 33.33% of the shares subject to such option grants vest on the date which is one year or two years from the date of grant. The remainder of the shares vests in equal quarterly installments over the eight quarters thereafter. Restricted stock awards vests 33.33 % on January 1 following the one year or two year anniversary from the date of grant. The remainder of the restricted stock award vests in equal annual installments on January 1, over the 2 years thereafter.

2011 Stock Options Granted

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Heath B. Clarke	12/9/2011	—		77,000	(1)	2.29	119,481
	12/9/2011	—		27,500	(2)	2.29	42,672
	12/9/2011	13,200	(3)	—		—	30,228
	12/9/2011	11,000	(4)	—		—	25,190

Michael A. Sawtell	5/5/2011	—		75,000	(1)	3.58	184,185
	5/12/2011	—		120,000	(1)	3.65	300,492
	12/9/2011	—		45,500	(1)	2.29	70,602
	12/9/2011	—		16,250	(2)	2.29	25,215
	12/9/2011	7,800	(3)	—		—	17,862
	12/9/2011	6,500	(4)	—		—	14,885

Kenneth S. Cragun	1/11/2011	—		42,000	(1)	5.14	148,268
	12/9/2011	—		30,333	(1)	2.29	47,068
	12/9/2011	—		10,833	(2)	2.29	16,810
	12/9/2011	5,200	(3)	—		—	11,908
	12/9/2011	4,333	(4)	—		—	9,923

Peter S. Hutto	12/9/2011	—		17,500	(1)	2.29	27,155
	12/9/2011	—		6,250	(2)	2.29	9,698
	12/9/2011	3,000	(3)	—		—	6,870
	12/9/2011	2,500	(4)	—		—	5,725

(1)	33.33% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

(2)	33.33% of total grant vests two years from the date of grant and the remainder vests quarterly over the next eight quarters.

(3)	33.33% of total grant vests on January 1, 2013 and the remainder vests annually on January 1 over the next two years.

(4)	33.33% of total grant vests of January 1, 2014 and the remainder vests annually on January 1 over the next two years.

Employment Agreements and Change in Control Arrangements with Our Named Executive Officers

Employment Agreements

We entered into amended and restated employment agreements with each of Messrs. Clarke, Cragun, Hutto and Sawtell on December 9, 2011 and with Messrs. Plonski and Crair on April 26, 2010. Each of those employment agreements has a term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

If we terminate an executive’s employment agreement without cause (the definition of which is summarized below), or if an executive terminates his agreement with good reason (the definition of which is also summarized below), each as defined in the agreement, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination, (ii) his annual salary payable over one year after termination, (iii) an amount equal to all bonuses earned during the four quarters immediately prior to the termination date, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by the executive to exercise stock options, (iv) benefits for 12 months following the date of termination,

(v) the vesting of all options that would have vested had the executive’s employment agreement remained in force through the end of the initial one-year term of the amended and restated agreement will be fully vested immediately prior to such termination, (vi) the right for 12 months from the date of termination to exercise all vested options granted to the executive, and (vii) in the case of Mr. Sawtell only, the unpaid amount of his retention bonus.

Notwithstanding the foregoing, in the event of a change of control or a termination without cause or for good reason by the executive within 120 days of a change of control, all options granted to the executive will be immediately vested and remain exercisable through the end of the option term as if the executive were still employed by us. Furthermore, in the event of a termination without cause of for good reason by the executive in connection with a change of control, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination; (ii) 1.25 times his annual salary payable in a lump sum; (iii) an amount equal to 1.25 times all bonuses earned during the four quarters immediately prior to the termination date or immediately prior the date of the change of control, whichever is greater, payable in a lump sum; and (iv) benefits for 15 months following the date of termination.

Under the terms of the agreements, a change of control is deemed to have occurred generally in the following circumstances:

•	The acquisition by any person of 35% or more of our securities, exclusive of securities acquired directly from us;

•	The acquisition by any person of 50% or more of the combined voting power of our then outstanding voting securities;

•	Certain changes in the composition of our Board of Directors;

•	Certain of our mergers and consolidations where certain voting thresholds or ownership thresholds are not maintained; and

•	The approval of our plan of liquidation or the consummation of the sale of all or substantially all of our assets where certain voting thresholds are not maintained.

Under the terms of the agreements, “cause” is generally defined as:

•

Conviction of a felony involving the crime of theft or a related or similar act of unlawful taking, or a felony involving the federal or California securities or pension laws, or any felony, which results in material economic harm to us;

•

Engagement in the performance of the executive’s duties or otherwise to the material and demonstrable detriment to us, in willful misconduct, willful or gross neglect, fraud, misappropriation or embezzlement;

•	Failure to adhere to lawful and reasonable directions of our Board of Directors or failure to devote substantially all of the business time and effort to us, upon notice; and

•	Material breaches of the agreement by executive.

Under the terms of the agreements, good reason is generally defined as:

•	A reduction in salary or failure to pay salary when due;

•	A material diminution in the executive’s title, authority, duties, reporting relationship or responsibilities;

•	Material breach of the agreement by us;

•	Failure to have any successor in interest to us assume the employment agreement;

•	A relocation of the executive to offices farther than 25 miles away from the location set forth in the agreement;

•	A change in executive’s reporting; and

•	The assignment to executive of any duties or responsibilities which are inconsistent with her status, position or responsibilities.

Separation Agreements

On May 11, 2011, we entered into a separation and general release agreement (“Separation Agreement”) with Stanley B. Crair, our former chief operating officer and president. Under the terms of the Separation Agreement, we paid Mr. Crair his unpaid, earned wages and unused vacation pay and are obligated to pay him $287,000, representing one year’s base salary, in equal installments over the twelve month period following his separation. We will also pay Mr. Crair a bonus of $174,962, representing bonus earned over the previous four quarters immediately prior to the Separation Agreement, payable in accordance with our bonus payment structure over the twelve month period following his separation. In addition, we have agreed to pay 100% of Mr. Crair’s health insurance premiums through May 2012 to the extent Mr. Crair elected to continue his health care insurance coverage under COBRA. Mr. Crair has the right to exercise any vested stock option through May 11, 2012.

On December 31, 2011, we entered into a separation and general release agreement (“Separation Agreement”) with Michael O. Plonski, our former chief technology officer. Under the terms of the Separation Agreement, we paid Mr. Plonski his unpaid, earned wages and unused vacation pay and are obligated to pay him $279,670, representing one year’s base salary, in equal installments over the twelve month period following his separation. We will also pay Mr. Plonski a bonus of $120,193, representing bonus earned over the previous four quarters immediately prior to the Separation Agreement, payable in accordance with our bonus payment structure over the twelve month period following his separation. In addition, we have agreed to pay 100% of Mr. Plonksi’s health insurance premiums through December 2012 to the extent Mr. Plonski elected to continue his health care insurance coverage under COBRA. Mr. Plonski has the right to exercise any vested stock option through December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End – 2011

The following table sets forth the number of shares of Common Stock subject to exercisable and unexercisable stock options and number of unvested restricted stock units held as of December 31, 2011, by each of our Named Executive Officers.

2011 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)
Heath B. Clarke	29,676	—		16.59	1/14/2015	—		—
	10,331	—		5.53	5/18/2015	—		—
	15,000	—		9.90	6/3/2015	—		—
	26,512	—		6.79	11/15/2015	—		—
	29,642	—		4.21	3/9/2016	—		—
	67,500	—		4.74	12/13/2017	—		—
	67,500	—		4.74	12/13/2017	—		—
	33,749	33,751	(1)	4.74	6/3/2018	—		—
	64,100	6,737	(2)	1.57	3/12/2019	—		—
	36,666	73,334	(3)	6.01	12/10/2020	—		—
	—	77,000	(4)	2.29	12/9/2018	—		—
	—	27,500	(5)	2.29	12/9/2018	—		—
	—	—		—	—	13,200	(6)	27,984
	—	—		—	—	11,000	(7)	23,320

Michael A. Sawtell	—	75,000	(8)	3.58	5/5/2021	—		—
	—	120,000	(9)	3.65	5/12/2021	—		—
	—	45,500	(4)	2.29	12/9/2018	—		—
	—	16,250	(5)	2.29	12/9/2018	—		—
	—	—		—	—	7,800	(6)	16,536
	—	—		—	—	6,500	(7)	13,780

Kenneth S. Cragun	37,666	8,334	(10)	2.31	4/1/2019	—		—
	9,583	9,584	(11)	2.31	4/1/2019	—		—
	—	19,166	(12)	2.31	4/1/2019	—		—
	8,333	16,667	(13)	4.85	10/18/2020	—		—
	4,333	8,667	(3)	6.01	12/10/2020	—		—
	—	42,000	(14)	5.14	1/11/2021	—		—
	—	30,333	(4)	2.29	12/9/2018	—		—
	—	10,833	(5)	2.29	12/9/2018	—		—
	—	—		—	—	5,200	(6)	11,024
	—	—		—	—	4,333	(7)	9,186

Michael O. Plonski	96,629	32,501	(15)	4.34	8/11/2019	—		—
	10,055	25,278	(16)	4.34	8/11/2019	—		—
	—	43,333	(17)	4.34	8/11/2019	—		—
	—	43,334	(18)	4.34	8/11/2019	—		—
	4,333	8,667	(3)	6.01	12/10/2020	—		—

Peter S. Hutto	55,000	—		7.11	10/21/2015	—		—
	3,126	—		4.71	3/6/2017	—		—
	12,779	—		4.74	12/13/2017	—		—
	19,167	—		4.74	12/13/2017	—		—
	9,582	9,584	(1)	4.74	12/13/2017	—		—
	11,667	—		1.66	10/28/2018	—		—
	19,951	1,814	(2)	1.57	3/12/2019	—		—
	12,666	25,334	(3)	6.01	12/10/2020	—		—
	—	17,500	(4)	2.29	12/9/2018	—		—
	—	6,250	(5)	2.29	12/9/2018	—		—
	—	—		—	—	3,000	(6)	6,360
	—	—		—	—	2,500	(7)	5,300

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Stanley B. Crair	118,000	—	7.75	12/11/2012	—	—
	15,500	—	6.29	12/11/2012	—	—
	40,000	—	3.83	12/11/2012	—	—
	44,500	—	3.49	12/11/2012	—	—
	48,750	—	4.74	12/11/2012	—	—
	44,687	—	4.74	12/11/2012	—	—
	24,374	—	4.74	12/11/2012	—	—
	33,674	—	1.57	12/11/2012	—	—
	21,666	—	6.01	12/11/2012	—	—

(1)	33.33% of total grant vested on June 3, 2011, and the remainder vests each quarter over the next eight quarters commencing after June 3, 2011.

(2)	33.33% of total grant vested on March 12, 2010, and the remainder vests each quarter over the next eight quarters commencing after March 12, 2010.

(3)	33.33% of total grant vested on December 10, 2011, and the remainder vests each quarter over the next eight quarters commencing after December 10, 2011.

(4)	33.33% of total grant vests on December 9, 2012, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2012.

(5)	33.33% of total grant vests on December 9, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2013.

(6)	33.33% of total grant vests on January 1, 2013, and the remainder vests each year on January 1 over the next two years commencing after January 1, 2013.

(7)	33.33% of total grant vests on January 1, 2014, and the remainder vests each year on January 1 over the next two years commencing after January 1, 2014.

(8)	33.33% of total grant vests on May 5, 2012, and the remainder vests each quarter over the next eight quarters commencing after May 5, 2012.

(9)	33.33% of total grant vests on May 12, 2012, and the remainder vests each quarter over the next eight quarters commencing after May 12, 2012.

(10)	33.33% of total grant vested on April 1, 2010, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2010.

(11)	33.33% of total grant vested on April 1, 2011, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2011.

(12)	33.33% of total grant vests on April 1, 2012, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2012.

(13)	33.33% of total grant vested on October 18, 2011, and the remainder vests each quarter over the next eight quarters commencing after October 18, 2011.

(14)	33.33% of total grant vests on January 11, 2012, and the remainder vests each quarter over the next eight quarters commencing after January 11, 2012.

(15)	33.33% of total grant vested on July 27, 2011, and the remainder vests each quarter over the next eight quarters commencing after July 27, 2011.

(16)	33.33% of total grant vests on July 27, 2012, and the remainder vests each quarter over the next eight quarters commencing after July 27, 2012.

(17)	33.33% of total grant vests on July 27, 2013, and the remainder vests each quarter over the next eight quarters commencing after July 27, 2013.

(18)	33.33% of total grant vested on April 30, 2010 and the remainder vests each quarter over the next eight quarters commencing after April 30, 2010.

Options Exercises and Stock Vested — 2011

There were no stock options exercised nor stock awards vested during the fiscal year ended 2011 for our Named Executive Officers.

Transactions with Related Persons

Our Audit Committee monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Audit Committee include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

•	the aggregate amount involved is determined to by the Audit Committee to be material;

•	we are a participant; and

•	any of the following has or will have a direct or indirect interest in the transaction:

•	an executive officer, director, or nominee for election as a director;

•	a greater than five percent beneficial owner of our Common Stock; or

•	any immediate family member of the foregoing.

When reviewing transactions with related person, the Audit Committee applies the standards for evaluating conflicts of interest outlined in the Company’s written Code of Business Conduct and Ethics. There were no reportable transactions during 2011.

Termination and Change of Control Benefits

The table below sets forth estimated payments with respect to our Named Executive Officers upon the termination of employment with us under various circumstances and upon a change in control (“CIC”), calculated as of December 31, 2011.

	Involuntary For Cause or Without Good Reason	Involuntary Without Cause or For Good Reason	Death/ Disability	Involuntary Without Cause or For Good Reason In Connection With CIC
Heath B. Clarke
Cash Severance	$—	$776,162	$776,162	$970,203
Michael A. Sawtell
Cash Severance(1)	$—	$571,746	$571,746	$676,949
Kenneth S. Cragun
Cash Severance	$—	$403,985	$403,985	$504,981
Michael O. Plonski
Cash Severance	$—	$403,263	$403,263	$504,079
Peter S. Hutto
Cash Severance	$—	$343,821	$343,821	$429,776
Stanley B. Crair(2)	—	—	—	—

(1)	Includes $150,938 of retention bonus that remained unpaid as of December 31, 2011.

(2)	Mr. Crair’s employment with us ended on May 11, 2011. The terms of his severance are set forth above.

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2011, by members of our Board, unless the director is also a named executive officer:

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Norman K. Farra Jr.(3)	84,974	—	84,974
Philip K. Fricke(4)	86,400	—	86,400
Theodore E. Lavoie(5)	96,750	—	96,750
John E. Rehfeld(6)	105,147	—	105,147
Lowell W. Robinson(7)	46,219	117,247	163,466

(1)	The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life	Volatility	Risk free interest rate	Dividend yield
5.21 years	85.35%	1.87%	None

(2)	Each of Messrs. Farra, Fricke, Lavoie and Rehfeld received a triple grant of their annual option grant in 2009 and as a result, received no option grants in 2010 and 2011.

(3)	As of December 31, 2011, Mr. Farra held options to purchase an aggregate of 138,750 shares of our Common Stock.

(4)	As of December 31, 2011, Mr. Fricke held options to purchase an aggregate of 129,750 shares of our Common Stock.

(5)	As of December 31, 2011, Mr. Lavoie held options to purchase an aggregate of 98,750 shares of our Common Stock.

(6)	As of December 31, 2011, Mr. Rehfeld held options to purchase an aggregate of 124,544 shares of our Common Stock.

(7)	As of December 31, 2011, Mr. Robinson held options to purchase an aggregate of 38,750 shares of our Common Stock.

Non-employee members of the Board receive an annual retainer of $30,000 plus $1,500 for each in-person or telephonic Board meeting attended and $750 for each in-person meeting attended telephonically. The Lead Director receives an annual fee of $12,500. The Chairman of the Audit Committee receives an annual fee of $15,000. The Chairman of the Nominating, Compensation and Corporate Governance Committee receives an annual fee of $10,000. Members of committees of the Board receive $1,200 for each committee meeting attended. In addition, all members of the Board receive an annual grant of an option to purchase 15,000 shares of our Common Stock. Other than Mr. Robinson, our directors had all received an earlier grant of options in 2010 that covered the grant they would typically receive in 2011, therefore they received no grant in 2011. New members to the Board receive a grant of an option to purchase 20,000 shares of our Common Stock and a pro-rata amount of the regular annual grant amount of an option to purchase 15,000 shares of our Common Stock. One-half of each of the options granted to the member of the Board are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months. Stock option grants have a post-separation exercise period of two years.

Risk Considerations

The NCCG Committee has reviewed our compensation programs for our named executive officers and our employees generally and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on the company. The NCCG Committee believes that the design of our annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure that our performance is focused on long-term results. In general, bonus opportunities for our employees are capped, and we have discretion to reduce bonus payments or pay no bonus at all based on the individual performance component and other factors that we determine are appropriate given the particular circumstances. Similar to our named executive officers, a substantial portion of the compensation for all of our employees generally is delivered in the form of equity awards, that are intended to further align the interests of our employees with those of our stockholders.

With specific regard to our executives, including our named executive officers, the NCCG Committee has determined that the following compensation design features and risk oversight features provide protection against excessive risk-taking:

•

Our board of directors as a whole has responsibility for risk oversight and regularly reviews the areas of focus of our board committees. Our board committees report their deliberations to the full board on a regular basis. Additionally, the board considers the strategic, financial and execution risks that are associated with the operations, financial and capital decisions that impact on determinations of compensation under our compensation programs.

•

Our named executive officers are motivated to carefully assess risks as a majority of their compensation is performance-based, meaning unless they guard against risks, their compensation could also be negatively impacted.

•

Our NCCG Committee regularly discusses the reasonable range of future company performance expectations with our CEO, which provides the NCCG Committee with insight into the design and funding of our executive bonus plan.

•

In order to ensure a long-term focus by management, we have mitigated the incentives in our annual cash bonus program by capping annual bonus potential to a percentage of base salary, which represents a relatively small percentage of our executives’ total compensation opportunities.

•	Given that a high percentage of our overall pay mix for named executive officers is equity-based:

•

We provide competitive base salaries to our named executive officers to provide a steady income while allowing them to focus on our long-term performance rather than on short-term stock price fluctuations;

•

We design our bonus plan for named executive officers to be focused on financial performance metrics, which in combination with our use of equity awards that are subject to long-term vesting conditions; focuses our executives on driving long-term stockholder value and incentivizes them to avoid decisions that only benefit short-term results that may not be consistent with our long-term interests;

•	Our equity grants typically vest over a three-year vesting period to ensure our named executive officers have significant value tied to long-term stock price performance;

•	We prohibit speculative and hedging transaction involving our securities, which prevents our executive officers from insulating themselves from the effects of poor company stock price performance; and

•

We have internal controls over financial reporting, the measurement and calculation of compensation goals, and other financial, operational, and compliance policies and practices that are designed to keep our compensation programs from being susceptible to manipulation by any employee, including our named executive officers.

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

Lowell W. Robinson

March 12, 2012

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our Common Stock as of December 31, 2011:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of Common Stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2011, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 22,081,844 shares of Common Stock outstanding as of December 31, 2011.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local.com Corporation, 7555 Irvine Center Drive, Irvine, CA 92618.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Held	Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Heath B. Clarke(1)	382,976	1.8%
Michael A. Sawtell	—	—%
Kenneth S. Cragun(2)	81,761	*	%
Michael O. Plonski(3)	133,462	*	%
Peter S. Hutto(4)	143,938	*	%
Stanley B. Crair(5)	389,301	1.8%
Norman K. Farra Jr.(6)	241,117	1.1%
Philip K. Fricke(7)	123,652	*	%
Theodore E. Lavoie(8)	96,249	*	%
John E. Rehfeld(9)	213,293	1.0%
Lowell W. Robinson(10)	33,957	*	%
All directors and executive officers as a group (11 persons) (11)	1,450,764	6.4%

*	— less than 1%

(1)	Includes 380,676 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(2)	Includes 81,761 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(3)	Includes 133,462 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(4)	Includes 143,938 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(5)	Includes 384,151 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(6)	Includes 100,618 shares issuable upon the exercise of warrants, 132,499 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011 and 4,500 shares with indirect beneficial ownership by Mr. Farra as custodian for his daughter.

(7)	Includes 123,499 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(8)	Includes 92,499 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(9)	Includes 118,293 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(10)	Includes 33,957 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011.

(11)	Includes 100,618 shares issuable upon the exercise of warrants, 1,624,735 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2011, and 4,500 shares with indirect beneficial ownership.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2011, with respect to our compensation plans including our 1999 Plan, 2000 Plan, 2004 Plan, 2005 Plan, 2007 Plan, 2008 Plan and 2011 Plan under which we may issue shares of our common stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,117,131	$4.30	191,289
Equity compensation plans not approved by security holders	—	—	—

Total	5,117,131	$4.30	191,289

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

When reviewing transactions with a related person, the Audit Committee applies the standards for evaluating conflicts of interest outlined in our written Code of Business Conduct and Ethics. There were no reportable transactions during 2011.

Director Independence

As of December 31, 2011
Director	Independent(1)	Audit Committee Member	Nominating, Compensation and Corporate Governance Committee Member
Heath B. Clarke	No
Norman K. Farra Jr.	Yes		X
Philip K. Fricke	Yes	X	X
Theodore E. Lavoie	Yes	X
John E. Rehfeld	Yes		X
Lowell W. Robinson	Yes	X	X

(1)	The Board has determined that Messrs. Farra, Fricke, Lavoie, Rehfeld and Robinson are “independent” within the meaning of the Nasdaq Capital Market director independence standards, as currently in effect. The Board further determined that Heath B. Clarke is not independent due to his position as our Chief Executive Officer.

Item 14.     Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other services provided by Haskell & White LLP for the years ended December 31, 2011 and 2010.

	Years ended December 31,
	2011	2010
Audit Fees	$232,695	$255,004
Audit-Related Fees	44,100	16,345
Tax Fees	—	910
All Other Fees	5,500	950

Total Fees Paid	$282,295	$273,209

Audit Fees

Includes the aggregate fees for the annual audit of our financial statements, review of our quarterly financial statements and the audit of internal controls in order to comply with the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Includes the aggregate fees for the auditor’s consent for use of our audited financial statements in our S-3 registration statements, S-8 registration statement, and our Form 10-K/A, and review of our Form 8-K/A.

Tax Fees

Includes the aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

Includes the aggregate fees for services related to our acquisitions. Our audit committee pre-approves all services provided by Haskell & White LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger by and among the Registrant, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent, dated July 8, 2011.
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant.
3.3 (4)	Amended and Restated Bylaws of the Registrant.
3.4 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.
3.5 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (7)#	1999 Equity Incentive Plan.
10.2 (7)#	2000 Equity Incentive Plan.
10.3 (2)#	2004 Equity Incentive Plan, as amended.
10.4 (8)#	2005 Equity Incentive Plan.
10.5 (9)#	2007 Equity Incentive Plan.
10.6 (10)#	2008 Equity Incentive Plan, as amended.
10.7 (11)#	2011 Omnibus Incentive Plan.
10.8 (13)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.9 (13)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.
10.10 (13)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.11 (7)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.12 (15)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and between the Registrant and SuperMedia LLC.
10.13 (16)	Lease between the Registrant and The Irvine Company dated March 18, 2005.
10.14 (13)	First Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.
10.15 (13)	Second Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.
10.16 (17)	Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 28, 2010.
10.17 (18)	Amendment to Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank dated August 5, 2010.

Exhibit Number	Description
10.18 (19)	Sales and Services Agreement by and between the Registrant and LaRoss Partners, LLC dated July 16, 2010.
10.19 (20)	Yahoo! Publisher Network Contract by and between the Registrant and Yahoo! Inc. dated August 25, 2010.
10.20 (21)	Amendment Number 1 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated August 30, 2010.
10.21 (22)	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated September 30, 2010.
10.22 (14)	Microsoft adCenter Terms and Conditions
10.23 (14)	Yahoo! Advertising Terms and Conditions
10.24 (12)	Google Inc. Advertising Program Terms by and between the Registrant and Google Inc. entered into on or about October 2005.
10.25 (23)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.
10.26 (24)	Asset Purchase Agreement by and between the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.
10.27 (25)	Promissory note by and between the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.
10.28 (26)	Termination of Asset Purchase Agreement dated February 11, 2011, by and between the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.
10.29 (27)	Asset Purchase Agreement by and among the Registrant, Rovion, Inc. and DigitalPost Interactive, Inc. dated April 4, 2011.
10.30 (27)	Amendment No. 2 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated April 4, 2011.
10.31 (27)	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated April 5, 2011.
10.32 (28)	Stock Purchase Agreement by and among the Registrant, Krillion, Inc., the stockholders of Krillion, Inc. and Hummer Winblad Venture Partners V, L.P., as stockholders’ agent, dated April 29, 2011.
10.33 (29)	Amendment Number 3 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated May 6, 2011.
10.34 (30)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.
10.35 (30)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.
10.36 (31)	Google Services Agreement by and between the Registrant and Google Inc. dated June 30, 2011.
10.37 (32)	Amendment Number 4 to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc. dated July 29, 2011.
10.38 (33)	Loan and Security Agreement by and among the Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc. dated August 3, 2011.
10.39 (34)	Settlement-Release and Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated August 9, 2011.
10.40 (35)#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated November 29, 2011.

Exhibit Number	Description
10.41 (36)#	Third Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated December 15, 2011.
10.42 (36)#	Second Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated December 15, 2011.
10.43 (36)#	Fifth Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated December 15, 2011.
10.44 (36)#	Second Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated December 15, 2011.
10.45 (36)#	Description of the Material Terms of the Registrant’s Bonus Program as of December 9, 2011.
10.46 (37)	Amendment Number One to Google Services Agreement by and between the Registrant and Google Inc. dated December 12, 2011.
10.47 (38)#	Separation and General Release Agreement by and between the Registrant and Michael Plonski dated December 31, 2011.
10.48*#	Third Amended and Restated Employment Agreement by and between the Registrant and Peter Hutto dated January 20, 2012.
14 (39)	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(9)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(10)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(11)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2005.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.

(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.

(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.

(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.

(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2011.

(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011.

(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(38)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2012.

(39)	Incorporated by reference from the Registrant’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of March, 2012.

LOCAL.COM CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	March 15, 2012

/s/ Kenneth S. Cragun Kenneth S. Cragun	Chief Financial Officer, Principal Accounting Officer and Secretary	March 15, 2012

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	March 15, 2012

/s/ Philip K. Fricke Philip K. Fricke	Director	March 15, 2012

/s/ Theodore E. Lavoie Theodore E. Lavoie	Director	March 15, 2012

/s/ Lowell W. Robinson Lowell W. Robinson	Director	March 15, 2012

/s/ John E. Rehfeld John E. Rehfeld	Director	March 15, 2012

LOCAL.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Local.com Corporation

We have audited the accompanying consolidated balance sheets of Local.com Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at F-1. We also have audited Local.com Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local.Com Corporation as of December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California

March 15, 2012

LOCAL.COM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$10,394	$13,079
Restricted cash	10	—
Accounts receivable, net of allowances of $400 and $297, respectively	13,456	11,912
Note receivable — current portion	392	249
Prepaid expenses and other current assets	732	1,454

Total current assets	24,984	26,694
Property and equipment, net	8,247	7,119
Goodwill	32,539	17,339
Intangible assets, net	9,622	8,989
Long-term portion of note receivable	350	751
Deposits	69	52

Total assets	$75,811	$60,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,193	$7,626
Accrued compensation	2,152	1,906
Deferred rent	551	641
Warrant liability	207	2,840
Other accrued liabilities	2,422	651
Revolving line of credit	8,000	7,000
Deferred revenue	313	699

Total current liabilities	25,838	21,363

Deferred income taxes	265	188

Total liabilities	26,103	21,551

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,082 and 16,584 at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	119,068	94,194
Accumulated deficit	(69,360)	(54,801)

Stockholders’ equity	49,708	39,393

Total liabilities and stockholders’ equity	$75,811	$60,944

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenue	$78,763	$84,137	$56,282

Operating Expenses:
Cost of revenues	49,319	46,517	33,953
Sales and marketing	21,931	14,356	11,959
General and administrative	12,157	8,685	7,404
Research and development	6,507	5,133	3,543
Amortization and write-down of intangibles	5,447	5,734	2,524

Total operating expenses	95,361	80,425	59,383

Operating income (loss)	(16,598)	3,712	(3,101)
Interest and other income (expense), net	(413)	(275)	(27)
Change in fair value of warrant liability	2,633	887	(2,981)

Income (loss) before income taxes	(14,378)	4,324	(6,109)
Provision for income taxes	181	102	158

Net income (loss)	$(14,559)	$4,222	$(6,267)

Per share data:
Basic net income (loss) per share	$(0.68)	$0.26	$(0.44)

Diluted net income (loss) per share	$(0.68)	$0.25	$(0.44)

Basic weighted average shares outstanding	21,384	15,966	14,388
Diluted weighted average shares outstanding	21,384	16,788	14,388

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at December 31, 2008	14,446	—	—	—	85,141	(57,795)	27,346
Common stock issued for exercise of options	208	—	—	—	591	—	591
Repurchases of common stock	(131)	—	—	—	(337)	—	(337)
Non-cash stock based compensation	—	—	—	—	2,364	—	2,364
Financing costs	—	—	—	—	(6)	—	(6)
Cumulative effect of change in accounting principle	—	—	—	—	(5,785)	5,039	(746)
Net loss	—	—	—	—		(6,267)	(6,267)

Balance at December 31, 2009	14,523	—	—	—	81,968	(59,023)	22,945
Common stock issued for exercise of warrants	1,506	—	—	—	6,974	—	6,974
Common stock issued for exercise of options	576	—	—	—	1,911	—	1,911
Repurchases of common stock	(270)	—	—	—	(1,221)	—	(1,221)
Non-cash stock based compensation	—	—	—	—	2,911	—	2,911
Financing costs	—	—	—	—	(28)	—	(28)
Stock issued as consideration for asset acquisition	249	—	—	—	1,679	—	1,679
Net income	—	—	—	—	—	4,222	4,222

Balance at December 31, 2010	16,584	—	—	—	94,194	(54,801)	39,393
Common stock issued for exercise of options	163	—	—	—	291	—	291
Common stock issued in a public offering	4,600	—	—	—	18,227	—	18,227
Non-cash stock based compensation	—	—	—	—	3,824	—	3,824
Financing costs	—	—	—	—	(303)	—	(303)
Stock issued as consideration for merger and asset acquisitions	735	—	—	—	2,807	—	2,807
Warrants issued as consideration for asset acquisition	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(14,559)	(14,559)

Balance at December 31, 2011	22,082	$—	—	$—	$119,068	(69,360)	$49,708

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net Income (loss)	$(14,559)	$4,222	$(6,267)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,736	7,152	3,258
Provision for doubtful accounts	125	130	175
Stock-based compensation expense	3,824	2,911	2,364
Change in fair value of warrant liability	(2,633)	(887)	2,981
Deferred income taxes	126	168	—
Changes in operating assets and liabilities:
Accounts receivable	(1,409)	(3,250)	(3,635)
Note receivable	258	(1,000)	—
Prepaid expenses and other	714	(1,047)	(53)
Other non-current assets	(12)	—	—
Accounts payable and accrued liabilities	4,548	(158)	4,032
Deferred revenue	(466)	66	569

Net cash provided by (used in) operating activities	(748)	8,307	3,424

Cash flows from investing activities:
Capital expenditures	(4,361)	(6,267)	(1,931)
Issuance of notes receivable	(1,085)	—	—
Proceeds from notes receivable	1,085	—	—
Decrease in restricted cash	—	35	31
Acquisitions, net of cash acquired	(15,969)	(5,775)	—
Purchases of intangible assets	(822)	(4,937)	(6,834)

Net cash used in investing activities	(21,152)	(16,944)	(8,734)

Cash flows from financing activities:
Proceeds from the exercise of warrants	—	6,974	—
Proceeds from the exercise of options	291	1,911	591
Proceeds from the public offering of common stock	18,227	—	—
Repurchases of common stock	—	(1,221)	(337)
Payment of revolving credit facility	(7,000)	(3,000)	—
Proceeds from revolving credit facility	8,000	7,000	3,000
Payment of financing related costs	(303)	(28)	(6)

Net cash provided by financing activities	19,215	11,636	3,248

Net increase (decrease) in cash and cash equivalents	(2,685)	2,999	(2,062)
Cash and cash equivalents, beginning of year	13,079	10,080	12,142

Cash and cash equivalents, end of year	$10,394	$13,079	$10,080

Supplemental cash flow information:
Interest paid	$229	$269	$75

Income taxes paid	$11	$75	$1

Non-cash investing and financing transactions:
Warrant liability recorded as cumulative effect of change in accounting principle			$746

Common stock and warrants issued for merger and asset purchases	$2,835	$1,679

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL.COM CORPORATION

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

We are a local media advertising company that enables local businesses and consumers to find each other and connect. We operate online businesses that collectively reach over 30 million monthly unique visitors across over 100,000 websites, and we serve over 27,000 small business customers with a variety of web hosting and local online advertising products. Our Owned & Operated business unit (“O&O”) manages our flagship property, Local.com, our newly acquired shopping content provider Krillion.com, and a proprietary network of over 20,000 local websites, which collectively reaches over 15 million monthly unique visitors. Our Network business unit (“Network”) operates (i) a leading private label local syndication network of over 1,200 U.S. regional media websites, (ii) 80,000 third-party local websites, (iii) our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers, to a distribution network of hundreds of websites, and (iv) our network of owned and third party websites that display our own and third party display advertisements. Our Sales & Ad Services business unit (“SAS”) sells and supports products directly to small businesses. These products include our Exact Match product suite; our Local Premium direct listing products and our Rovion rich media display advertising products. We also provide over 27,000 direct monthly subscribers with web hosting or web listing products. We use patented and proprietary search technologies and systems, to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach. In May 2011, the Company officially launched Spreebird, the Company’s new business unit focused on daily deals services (“Spreebird”). In July 2011, the Company acquired Screamin Media Group, Inc. (“SMG”), a daily deals business, as part of its efforts to expand its Spreebird business.

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

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of Exact Match products to our customers. The Company enters into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs.

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

We launched our Spreebird daily deals business in May 2011 and had material activity during the third and fourth quarter 2011. Revenue relating to the Spreebird daily deals business will be recorded exclusive of the portion of gross billings paid as merchant revenue share, since we generally act as the agent, rather than the principal, when connecting merchants with online customers. Spreebird deal vouchers are sold primarily through email marketing and our www.spreebird.com website. Revenue for our Spreebird business is recognized when earned. Revenue is considered to be earned once all revenue recognition criteria have been satisfied. All revenue, other than Spreebird daily deals revenue and web hosting revenue, is recognized on a gross basis.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, merchant payments for daily deal vouchers, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ended December 31, 2011, approximately 66% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to our Local.com website were $37.4 million of which $25.6 million and $9.3 million was attributable to Google, Inc. and Yahoo!, respectively. During the year ended December 31, 2010, advertising costs to drive consumers to the Local.com website were $30.8 million of which $22.5 million and $5.3 million was paid to Google, Inc. and Yahoo, respectively. During the year ended December 31, 2009, advertising costs to drive consumers to the Local.com website were $25.9 million of which $17.9 million and $1.7 million was paid to Google, Inc. and Yahoo!, respectively, with such amounts expensed as incurred and included in cost of revenues in accompanying consolidated statements of operations.

Research and Development

Research and development expenses consist of expenses incurred by us in the development, creation and enhancement of our paid-search services. Research and development expenses include salaries and other costs of employment of our development staff as well as outside contractors and the amortization of capitalized website development costs.

Stock based compensation

U.S. GAAP requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 11—Shareholders’ Equity for additional information.

Sales Commissions

Sales commissions are earned by our applicable salesperson when revenue from an advertiser is recognized, subject to certain criteria. We record sales commission expense in the period the sales commission is earned and the associated revenue is recorded. Adjustments or chargebacks are made for any credits issued to customers or any amounts deemed to be uncollectible.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents accounts receivable and notes receivable. Cash equivalents consist primarily of money market funds. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S. Most of our advertisers and network partners are in the Internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations. We have three customers that each represents more than 10% of our total revenue. The following table identified our major partners that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Year Ended December 31,
Customer	2011	2010	2009
Yahoo! Inc.	23.8%	43.3%	45.2%
SuperMedia Inc.	22.2%	23.5%	22.6%
Google Inc.	17.9%	0.0%	0.0%

As of December 31, 2011 and 2010, two customers represented 47% and 55%, respectively, of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

We are exposed to the risk of fluctuation in interest rates on our revolving line of credit. During 2011 we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. The amount outstanding under the revolving line of credit at December 31, 2011 was $8.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $80,000 per annum. See Note 8 — Credit Facilities.

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

Website Development Costs and Computer Software Developed for Internal Use

U.S. GAAP regarding accounting for the costs of computer software developed or obtained for internal use requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP regarding accounting for website development costs requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over the estimated useful life. We capitalized certain website development costs totaling $3,306,000, $3,085,000 and $1,219,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The amortization of capitalized website development costs was $2,025,000, $700,000 and $268,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized website development costs are included in property and equipment, net.

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

Impairment of Long-lived Assets

We account for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review related carrying values to determine whether or not impairment to such value has occurred. For the years ended December 31, 2011, 2010 and 2009, management concluded that there was no material impairment.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting units and compare the resulting fair value to the carrying value of the reporting units to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. As the financial performance of the Spreebird business unit was lower than planned, we conducted an evaluation of goodwill impairment of this reporting unit. Based on the evaluation there was no impairment recorded for the Spreebird business unit. In our evaluation of the Spreebird reporting unit, we determined that the fair value of the reporting unit exceeded the carrying value by approximately 30%. $12 million in goodwill, based on our acquisition of SMG has been allocated to this reporting unit. Our evaluation primarily relied on a market approach using revenue multiples of comparable public companies that operate in the same industry, of which there is limited data. Using a revenue multiplier, we determined the estimated fair value utilizing historic and projected revenues for this reporting unit. Any future fair value calculations used to evaluate goodwill impairment could be negatively affected by the market performance of the comparable public companies utilized in the model and/or lower revenue earned by the reporting unit. The Company will continue to monitor the indicators of impairment and will periodically review the reporting unit for impairment as required by U.S. GAAP. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2011, a $1 decrease or increase in our stock price results in a non-cash derivative gain or loss of approximately $173,000 and $336,000, respectively.

Accounting Standards Adopted

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

We recorded the following cumulative effect of change in accounting principle pursuant to our adoption of the amendment as of January 1, 2009 (in thousands):

	Additional Paid-in Capital	Warrant Liability	Accumulated Deficit
Grant date fair value of previously issued warrants	$5,785	$(5,785)	$—
Change in fair value of previously issued warrants outstanding as of January 1, 2009	—	5,039	(5,039)

Cumulative effect of change in accounting principle	$5,785	$(746)	$(5,039)

The fair values of these options were estimated at the January 1, 2009 date of adoption, and the December 31, 2009, 2010 and 2011 balance sheet dates using a Black-Scholes option pricing model with the following weighted average assumptions:

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Risk-free interest rate	0.19%	1.00%	1.70%
Expected lives (in years)	1.6 years	2.6 years	3.6 years
Expected dividend yield	None	None	None
Expected volatility	79.00%	78.86%	100.00%

The Company recorded a total benefit of $2.6 million or $0.12 per diluted share, $0.9 million or $0.05 per diluted share and a total charge of $3.0 million or ($0.21) per share for the change in the fair value of the warrant liability during the years ended December 31, 2011, 2010 and 2009, respectively.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance for new disclosure requirements regarding a company’s rights of offset and related arrangements associated with financial instruments and derivative instruments. The new disclosures are designed to make financial statements that were prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein. Retrospective application is required.

In May 2011, the FASB issued amended guidance on fair value to largely achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The new accounting guidance does not extend the use of fair value but rather provides guidance about how fair value should be determined. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Amendments that clarify the intent under existing requirements include: (a) use of the highest and best use and valuation premise concept should be limited to nonfinancial assets; (b) disclosure should include quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy; and (c) the fair value of an instrument classified in an entity’s equity should be valued from the perspective of a market participant that holds that instrument as an asset. The amended guidance changes requirements as follows: (a) disclosures are expanded, particularly those relating to fair value measurements based on unobservable inputs, (b) fair value measurements for financial assets and liabilities based on a net position are permitted if market or credit risks are managed on a net basis and other criteria are met, and (c) premiums and discounts are allowed only if a market participant would also include them in the fair value measurement. This accounting update is effective for public companies for interim or annual periods beginning after December 15, 2011, with early adoption permitted. We expect to make the additional disclosures required in 2012.

In September 2011, the FASB issued an accounting update, which amends the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required. The new accounting guidance does not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing. The accounting update is effective for annual and interim periods beginning after December 15, 2011. Early adoption of the update is permitted. At December 31, 2011, the Company performed its annual quantitative goodwill impairment testing, and concluded that the estimated fair value for each reporting unit substantially exceeds its respective carrying value. This new accounting guidance will not have a significant impact on the Company.

2.	Note Receivable

During 2010 the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of December 31, 2011, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

During 2011 the Company also loaned Digital Post Interactive, Inc., a Nevada corporation (“DGLP”) a total of $485,000 pursuant to seven separate short term promissory notes. The Company entered into an asset purchase agreement with DGLP by which the Company acquired substantially all of the assets of Rovion, Inc. (“Rovion”) a wholly-owned subsidiary of DGLP. As part of the asset purchase agreement, cash paid by the Company for the acquisition of assets was used to repay the promissory notes in full. No interest was collected on these notes. During the second quarter 2011 the Company also loaned Krillion, Inc. (“Krillion”) a total of $100,000 pursuant to a short term promissory note. Subsequently, the Company entered into a stock purchase agreement with Krillion for the acquisition of all of the outstanding stock of Krillion. As part of the stock purchase agreement, cash paid by the Company for the acquisition of the stock was used to repay the promissory note in full. No interest was collected on the note. Also during the second quarter 2011, the Company loaned Screamin Media Group, Inc. (“SMG”) a total of $750,000 pursuant to two short term promissory notes. The $250,000 promissory note was repaid by SMG prior to the acquisition. On July 8, 2011, the Company entered into a merger agreement with SMG. As part of the merger agreement, cash paid by the Company as consideration to the SMG stockholders in the merger was used to repay the $500,000 promissory note in full on August 3, 2011. No interest was collected on the note.

3.	Acquisitions

Simply Static, LLC Asset Purchase

On July 1, 2010, we acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company.

The assets acquired include a technology platform, which can be used to offer the following services:

•	targeting and registration of geo-category based local website domains;

•	small business and geo-category website creation, hosting and management;

•	an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and

•	a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.

The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,775
Stock consideration (248,559 shares of common stock)	1,679

Total	$7,454

We evaluated the fair value of total consideration transferred, including the contingent consideration related to Octane360 achieving certain milestones and operating performance criteria. On July 28, 2010, Octane360 achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. Stock consideration was determined using the closing share price of the Company on the date of acquisition and when earnout milestones were achieved. On September 28, 2010 three additional earnout milestones were achieved which resulted in a cash payment to Octane360 totaling $1,950,000. The range of undiscounted amounts we could pay, in the form of cash or common stock, as additional contingent consideration ranges from $0 to $900,000. The remaining earnout milestones will be measured on the 12 and 24 month anniversary following the acquisition and will be based on the ability of Octane360 to have met prior earnout milestones and/or certain revenue and income targets achieved as of those dates. Depending on the operating results for the 24 months following the acquisition and the ability of Octane360 to meet prior earnout milestones, additional contingent consideration could range from $0 to $900,000. We have reviewed the projected revenue and income of Octane360 for the 24 months following the acquisition and have determined that it is not probable that such revenue and income milestones will be met. We have therefore determined the fair value of such additional contingent consideration to be $0. This fair value is based on significant inputs not observable in the markets and thus represents a Level 3 measurement.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$1,700
Domain names	900
Trademark and tradenames	500
Customer-related intangibles	210
Non-compete agreement	70
Goodwill	4,108
Liabilities assumed	(34)

Total	$7,454

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is four years for the developed technology, trademark and tradenames, and customer-related intangibles and three years for the non-compete agreement. The domain names have an indefinite life. We recognized goodwill of $4.1 million. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily our ability to sell Exact Match products with our direct sales force and our ability to leverage existing advertiser relationships to sell Exact Match products directly to those advertisers and develop a channel sales strategy with those advertising partners and others. We also consider the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.

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

Krillion, Inc. Stock Purchase

On April 29, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with Krillion, Inc., a Delaware corporation, with all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the SPA. The Company entered into three separate employee agreements with former employees of Krillion. The employee agreements provides for retention bonuses, contingent upon continued employment with the Company, totaling $750,000 over a period of approximately two years, which contracts were subsequently modified to reduce such amounts to a total of approximately $550,000. We evaluated the fair value of the acquisition’s total consideration, and determined that there is no contingent consideration relating to the acquisition.

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

Rovion Asset Purchase

On April 4, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the APA, the Company paid DGLP $2,196,000 net of $485,000 in loans owed by DGLP. The transaction was funded from the Company’s cash on hand. The Company entered into five separate employee agreements with former employees of DGLP and Rovion. The employee agreements provide for retention bonuses, contingent upon continued employment with the Company, totaling $1.5 million over a period of approximately two years, which contracts were subsequently modified to reduce such amounts to a total of approximately $1,000,000. We evaluated the fair value of the acquisition’s total consideration, and determined that there is no contingent consideration relating to the acquisition. The assets acquired include, a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements; a patent pending rich media advertising toolset, known as the Rich Media Services, targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RMS control panel;

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$750
Trademark and tradenames	200
Customer-related intangibles	150
Goodwill	1,169
Other assets received	176
Liabilities assumed	(249)

Total	$2,196

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. Our estimated useful life of the identifiable intangible assets acquired is three years for the developed technology and trademark and tradenames and one year for customer-related intangibles. We recognized goodwill of $1.2 million. Goodwill is recognized as we expect to be able to realize synergies between the two companies, primarily through our ability to utilize the Company’s current media relationships and sales channel reach to distribute and sell the rich media advertising platform and toolset. We also consider the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.

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

Effective July 9, 2011, the Company acquired Screamin Media Group, Inc., a Delaware corporation, following the execution on July 8, 2011, of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Screamin Media Group, Inc, Agile Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Subcorp”), and Dan Griffith, as Stockholders’ Agent (the “Stockholders’ Agent”) pursuant to which Subcorp was merged with and into SMG and SMG became a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the Company paid upfront consideration of $5,000,000 in cash, 727,360 shares of Local.com common stock, $0.00001 par value (the “Shares”), and $5,000,000 in secured promissory notes (the “Notes”) bearing interest at 10% per annum for all amounts outstanding subsequent to August 1, 2011, subject to adjustment as described below (collectively, the “Merger Consideration”). During the third quarter all of the Notes were repaid in full. The cash portion of the Merger Consideration payable to the SMG Stockholders was reduced by $862,500 to repay certain debt obligations of SMG immediately following the closing. The Shares converted to cash at approximately $3.437 per share, which was the twenty day trailing average close price of the Shares prior to July 7, 2011. The aggregate amount of Notes issued was reduced by up to $2,378,000, including $500,000 to repay a promissory note issued by SMG and held by the Company and up to $1,878,000 to establish an escrow fund for indemnification claims asserted by the Company against SMG consistent with the terms of the Merger Agreement (the “Escrow Fund”). The cash portion of the Merger Consideration was funded from the Company’s cash on hand and the payment of the Notes was made from advances made or our line of credit.

At the acquisition date, SMG had approximately 60 employees serving hundreds of thousands of subscribers with deals from thousands of local merchants. SMG also recently launched travel deals. SMG supports local communities with its school rewards program, which allows consumers to donate ten percent of SMG’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. More than 700 local schools and non-profits have benefitted from this community program.

The purchase price allocations were based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$430
Vendor-related intangibles	300
Subscriber-related intangibles	450
License Agreement	600
Goodwill	12,169
Other assets received	291
Liabilities assumed	(1,483)
Earn out contingent liability	—

Total	$12,757

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

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the year ended December 31, 2011 and 2010, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31,
	2011	2010
Pro Forma revenue	$81,649	$85,178
Pro Forma net income (loss)	$(22,751)	$2,814
Pro Forma basic net income (loss) per share	$(1.05)	$0.13
Pro Forma diluted net income (loss) per share	$(1.05)	$0.13

The Company incurred a minimal amount of legal, accounting and other professional fees related to these acquisitions, of which all were expensed.

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$7,238	$(3,506)	$3,732	4	$3,933	$(2,446)	$1,487	4
Non-compete agreements	153	(56)	97	2	83	(25)	58	2
Customer-related	14,344	(11,249)	3,095	4	12,939	(7,534)	5,405	4
Vendor-related	300	(50)	250	3	—	—	—	3
Patents	431	(431)	—	3	431	(431)	—	3
Domain names — indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	900	(578)	322	4	500	(62)	438	4
Technology Licensing	600	(75)	525	4	—	—	—	4

	$25,567	$(15,945)	$9,622		$19,487	$(10,498)	$8,989

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization Expense
For the years ending December 31,
2012	$3,458
2013	2,811
2014	1,526
2015	226

Total	$8,021

On February 12, 2010, we entered into an Asset Purchase Agreement with LaRoss whereby we purchased approximately 10,186 website hosting accounts for up to $1,616,000 in cash. All performance criteria per the Asset Purchase Agreement were met, resulting in the maximum purchase price of $158.60 per account or an aggregate $1,616,000, based on 10,186 accounts. LaRoss will provide ongoing billing services and hosting of the websites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

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

On May 31, 2011, we acquired approximately 4,617 website hosting accounts for $554,040 in cash from LaRoss. The acquisition was part of a requirement to purchase additional subscribers from LaRoss pursuant to a previously executed sales and services agreement with LaRoss dated July 16, 2010 (the “LaRoss Agreement”). LaRoss will provide ongoing billing services to and hosting of the sites. The purchase price will be amortized over four years based on how we expect the customer relationships to contribute to future cash flows.

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

5.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2011, potentially dilutive securities, which consist of options to purchase 5,005,584 share of common stock at prices ranging from $1.41 to $16.59 and warrants to purchase 1,497,936 shares of common stock at prices ranging from $4.32 to $9.26 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(14,559)	$4,222	$(6,267)

Denominator:
Denominator for historical basic calculation weighted average shares	21,384	15,966	14,388
Dilutive common stock equivalents:
Options	—	787	—
Warrants	—	35	—

Denominator for historical diluted calculation weighted average shares	21,384	16,788	14,388

Net loss per share:
Historical basic net income (loss) per share	$(0.68)	$0.26	$(0.44)

Historical diluted net income (loss) per share	$(0.68)	$0.25	$(0.44)

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Furniture and fixtures	$942	$835
Office equipment	508	397
Computer equipment	3,189	2,737
Computer software	9,879	6,249
Leasehold improvements	898	886

	15,416	11,104
Less accumulated depreciation and amortization	(7,169)	(3,985)

Property and equipment, net	$8,247	$7,119

Depreciation and amortization of property and equipment totaled $3.2 million, $1.4 million and $0.7 million in 2011, 2010 and 2009, respectively.

7.	Interest and Other Income, net

Interest and other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest income	$54	$17	$15
Interest expense	(467)	(292)	(42)

Interest and other income (expense), net	$(413)	$(275)	$(27)

8.	Credit Facilities

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

At the end of the year the Company had $8,000,000 outstanding on the Facility.

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

During the first quarter of 2011, the Company repaid the total amount outstanding of $7 million on the Revolving Line.

9.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(29)	$29
State	55	(37)	129
Foreign	—	—	—

Total current	55	(66)	158

Deferred:
Federal	160	133	—
State	(34)	35	—
Foreign	—	—	—

Total deferred	126	168	—

Total provision for income taxes	$181	$102	$158

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years ended December 31,
	2011	2010	2009
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	—	—	(1)
Change in fair value of warrant liability	6	(7)	(17)
Stock option grants	(5)	4	(13)
Return to provision	(1)	(1)	(12)
Change in valuation allowance	(35)	(28)	7
Other	—	—	(1)

	(1)%	2%	(3)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Deferred income tax assets:
Net operating loss carryforwards	$26,599	$18,590	$19,243
Research and development credits	851	—	—
Acquired intangibles	1,672	2,783	358
Share based compensation	1,653	1,184	403
Accrued expenses	656	405	2,067
Other reserves	497	—	—
Fixed assets/depreciation	—	—	402

Gross deferred tax assets	31,928	22,962	22,473
Valuation allowance	(28,305)	(19,977)	(20,986)

	3,623	2,985	1,487

Deferred income tax liabilities:
Deferred state taxes	(1,757)	(1,443)	(1,487)
Fixed assets/depreciation	(2,160)	(1,710)	—

Gross deferred tax liabilities	(3,917)	(3,153)	(1,487)

Net deferred tax assets (liabilities)	$(294)	$(168)	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continually maintains a full valuation allowance against its deferred tax assets at fiscal year ended December 31, 2011.

At December 31, 2011, the Company had federal and state income tax net operating loss carryforwards of approximately $62.2 million and $61.5 million, respectively. The federal and state net operating loss carryforwards will expire through 2030 unless previously utilized. Under Section 382 of Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its post-change income may be limited. The Company performed a Section 382 study during the fourth quarter of 2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operating losses that can be carried forward to the future years. Other than the public offering in January 2011, the Company had no significant equity transactions during 2011 and does not believe additional ownership has been triggered. However, the Company plans to perform a 382 analysis update in 2012 to assess the equity transitions that took place in 2011. In 2011, the Company acquired approximately $10.4 million of federal and state net operating losses through the two stock acquisitions. No formal 382 analysis has been performed with respect to the acquired net operating losses. The Company plans to perform an analysis and the related deferred tax assets may need to be adjusted. Any future ownership change may impact the Company’s ability to utilize the net operating loss carryforwards in a future year.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2011, the Company had total unrecognized tax benefits of approximately $1.3 million. If fully recognized, the total unrecognized tax benefit of approximately $1.3 million would impact the Company’s effective tax rate.

A roll forward of the activity in the gross unrecognized tax benefits for fiscal years 2011 is as follows (in thousands):

Unrecognized tax benefit
Balance at December 31, 2010	$—
Additions during the current year	1,318
Reductions during the current year	—

Balance at December 31, 2011	$1,318

The Company does not anticipate that any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the period ended December 31, 2011, since the unrecognized tax benefits do not result in a material tax liability.

The Company is subject to taxation in the United States and state jurisdictions of which 2008 and forward is open for the examination by the United States and 2007 and forward is subject to examination by state taxing authorities as applicable.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. In 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula and the sale apportionment based on market-sourcing rules starting with the 2011 taxable year. Due to the uncertainty in profitability, the Company has not committed to utilizing the single sales factor during the reversal period of deductible temporary differences.

10.	Commitments and Contingencies

Lease Commitments

We lease office space under operating lease agreements that expire on various dates through April 2017. The future minimum lease payments under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

Operating Leases
Year ending December 31,
2012	$791
2013	711
2014	748
2015	445
2016 and thereafter	170

Total minimum lease payments	$2,865

For one of the Company’s leases we recognize rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $622,000, $294,000 and $249,000, respectively.

401(k) Plan

We maintain a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. We may make matching contributions at our discretion. Employees immediately vest 100% of their own contributions and 20% of our matching contributions for each year of service. For the plan years ending December 31, 2011, 2010 and 2009 we made a discretionary matching contribution of $90,000, $0 and $66,000, respectively.

Employment Agreements

We have signed employment agreements with our executive officers and certain key employees. The agreements provide for the payments of annual salaries totaling $4.0 million, annual bonuses of up to $1.5 million and retention bonuses of up to $1.9 million, in the aggregate, based upon current salaries and 2011 bonuses earned. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If we terminate one of these officers or key employees without cause, we are obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) an amount equal to 100% (in the case of executives) and 50% (in the case of our key employees) of the average of all bonuses during the prior four quarters of employment, and 125% (in the case of executives) and 75% (in the case of many of our key employees) of the average of all bonuses during the prior four quarters of employment in the event the termination occurs within 4 months of a change in control, (iii) the same base salary and benefits that such officer or key employee received prior to termination, for a period of 12 months and 6 months, respectively, following termination, and 15 months and 9 months (for many of our key employees), respectively, in the event the termination occurs within 4 months of a change in control and (iv) the right to exercise all vested options, including any as yet unvested options in the case of a change in control, for a period of 12 months following termination.

Legal Proceedings

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges patent infringement as a result of the operation of our website at www.local.com. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the patent. We intend to vigorously defend ourselves from these claims.

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

Warrants

Warrant activity for the years ended December 31, 2009, 2010 and 2011 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,290,220	$7.55
Issued	49,525	2.31
Expired	(480,150)	15.32

Outstanding at December 31, 2009	2,859,595	6.16
Exercised	(1,525,573)	4.65

Outstanding at December 31, 2010	1,334,022	$7.88
Issued	163,914	7.02

Outstanding at December 31, 2011	1,497,936	$7.05

Exercisable at December 31, 2011	1,477,936	$7.11

The weighted average fair value at grant date of the warrants granted during the years ended December 31, 2009 and 2011 was $1.21 and $1.42, respectively. No warrants were issued during the year ended December 31, 2010.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2011:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price
$ 4.00 - $ 4.99	129,638	0.1 years	4.60
$ 5.00 - $ 5.99	129,638	0.1 years	5.41
$ 7.00 - $ 7.99	603,580	1.1 years	7.02
$ 8.00 - $ 8.99	615,080	2.1 years	8.09

	1,477,936	1.3 years	$7.11

Stock Repurchase Program

On August 4, 2010, our Board of Directors approved a stock repurchase program of up to $2.0 million of Local.com Corporation common stock. The share repurchase program was authorized for 12 months and authorized us to repurchase shares from time to time through open market or privately negotiated transactions. During the year ended December 31, 2010, we repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. The share repurchase program has subsequently been terminated.

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

Stock Plans

In March 1999, we adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 500,000 shares for issuance under the 1999 Plan, of which 1,914 were outstanding and zero were available for future grant at December 31, 2011.

In March 2000, we adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 500,000 shares for issuance under the 2000 Plan, of which 34,687 were outstanding and zero were available for future grant at December 31, 2011.

In January 2004, we adopted the 2004 Equity Incentive Plan (“2004 Plan”), in August 2004, we amended the 2004 Plan and in September 2004, the stockholders approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 600,000 shares for issuance under the 2004 Plan, of which 310,431 were outstanding and zero were available for future grant at December 31, 2011.

In August 2005, we adopted and the stockholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 1,000,000 shares for issuance under the 2005 Plan, of which 513,354 were outstanding and zero were available for future grant at December 31, 2011.

In August 2007, we adopted and the stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 1,000,000 shares for issuance under the 2007 Plan, of which 793,489 were outstanding and zero were available for future grant at December 31, 2011.

In June 2008, we adopted and the stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”). In April 2009 we amended the 2008 Plan and in August 2009, the stockholders approved the 2008 Plan, as amended. The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of our stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. We have reserved 3,000,000 shares for issuance under the 2008 Plan, of which 2,287,157 were outstanding and zero were available for future grant at December 31, 2011.

In April 2011, our Board of Directors adopted, and in August 2011, our stockholders approved the 2011 Omnibus Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of non-qualified and incentive stock options to purchase shares of our stock and the grant of restricted stock units (“RSU”) to employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Stock options grants vest 33.33% and are available for exercise on the one year anniversary of the date of grant, and the remainder of the grant vests and is exercisable ratably over the next 8 quarters, provided the optionee remains in our service. The options generally expire seven years from the date of grant. RSU grants vest 33.33% on January 1 after the one year anniversary from the date of grant, 33.33% on January 1 after the second year anniversary from the date of grant and 33.34% on January 1 after the third anniversary from the date of grant. We have reserved 1,440,000 shares for issuance under the 2011 Plan, of which 1,176,099 were outstanding and 191,289 were available for future grant at December 31, 2011. In determining the number available for future grants under the 2011 Plan, RSUs issued are equivalent to 1.3 stock options.

Stock option activity under the plans for the years ended December 31, 2009, 2010 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2008	3,070,790	4.87
Granted	1,487,493	3.10
Exercised(1)	(205,252)	2.82
Canceled	(354,241)	4.68

Outstanding at December 31, 2009	3,998,790	4.33
Granted	1,125,246	6.15
Exercised(1)	(576,541)	3.31
Canceled	(509,727)	4.06

Outstanding at December 31, 2010	4,037,768	5.02
Granted	2,146,635	3.19
Exercised(1)	(162,499)	1.77
Canceled	(1,016,320)	5.23

Outstanding at December 31, 2011	5,005,584	$4.30	6.7	$150

Vested and expected to vest at December 31, 2011(2)	4,473,063	$5.02	7.1	$149

Exercisable at December 31, 2011	2,342,979	$5.09	5.2	$143

(1)	Our current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2009, 2010 and 2011 was $2.57, $4.41, and $2.18 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2009, 2010 and 2011 was $515,000, $2,244,000 and $243,000, respectively.

The total fair value of options vested during the years ended December 31, 2009, 2010 and 2011 was $1.7 million, $2.1 million and $3.2 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2011:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price
$0.00 - $2.00	266,825	6.3 years	$1.56	252,747	$1.56
$2.01 - $3.00	1,119,514	6.9 years	2.38	60,978	2.30
$3.01 - $4.00	1,187,331	7.8 years	3.61	430,143	3.59
$4.01 - $5.00	1,229,843	6.6 years	4.58	757,625	4.65
$5.01 - $6.00	222,972	5.2 years	5.54	162,224	5.64
$6.01 - $7.00	575,396	7.8 years	6.17	295,189	6.22
$7.01 - $8.00	218,862	2.9 years	7.50	202,982	7.51
$8.01 - $9.00	104,165	2.6 years	8.67	100,415	8.68
$9.01 - $10.00	15,000	3.4 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	3.0 years	15.76	65,676	15.76

	5,005,584	6.7 years	$4.30	2,342,979	$5.09

Restricted stock unit activity under the 2011 Omnibus Plan for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	—	$—
Granted	111,547	2.29
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2011	111,547	$2.29

Stock-based Compensation

Stock-based compensation issued under the various plans consists of employee stock options and restricted stock. The guidance in U.S. GAAP regarding share-based payment addresses the accounting for employee stock options and restricted stock and requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except per share amount):

	Year ended December 31,
	2011	2010	2009
Cost of revenues	$178	$244	$25
Sales and marketing	1,411	836	652
General and administrative	1,849	1,297	1,295
Research and development	386	534	392

Total stock-based compensation expense	$3,824	$2,911	$2,364

Net stock-based compensation expense per share
Basic	$0.18	$0.18	$0.16

Diluted	$0.18	$0.17	$0.16

The fair values of employee stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2011	2010	2009
Risk-free interest rate	1.38%	2.03%	2.79%
Expected lives (in years)	5.2	5.4	7
Expected dividend yield	None	None	None
Expected volatility	85.35%	89.30%	100.00%

As of December 31, 2011, there was $3.4 million of unrecognized stock-based compensation expense related to outstanding stock options and unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.36 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from our forecasted rate.

12.    Operating Information

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

The following is a summary of operating results from continuing operations and assets by business segment:

	Year Ended December 31, 2011
	Daily deals	Paid Search	Totals
Segment revenue	$1,071	$77,692	$78,763

Depreciation and amortization	$201	$8,535	$8,736

Operating loss	$(5,295)	$(11,303)	$(16,598)

Interest and other income (expense), net			(413)
Change in fair value of warrant liability			2,633
Provision for income taxes			(181)

Net loss			$(14,559)

Segment assets as of December 31, 2011	$15,092	$60,719	$75,811

Goodwill as of December 31, 2011	$12,169	$20,370	$32,539

	Year Ended December 31, 2010
	Daily deals	Paid Search	Totals
Segment revenue	$—	$84,137	$84,137

Depreciation and amortization	$—	$7,152	$7,152

Operating income	$—	$3,712	$3,712

Interest and other income (expense), net			(275)
Change in fair value of warrant liability			887
Provision for income taxes			(102)

Net loss			$4,222

Segment assets as of December 31, 2010	$—	$60,944	$60,944

Goodwill as of December 31, 2010	$—	$17,339	$17,339

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenue by geographic region:
United States	$78,763	$84,137	$56,151
Europe	—	—	131

Total revenue	$78,763	$84,137	$56,282

Revenue by product:
Pay-Per-Click (PPC)	$59,419	$60,538	$45,798
Subscription Advertising Products	3,534	6,333	6,656
Domain Sales and Services	6,161	11,965	850
Display and Banner Advertising Services	8,578	5,274	2,914
Local Connect (License)	—	27	64
Spreebird Daily Deals	1,071	—	—

Total revenue	$78,763	$84,137	$56,282

13.    Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$10,394	$10,394	$—
Restricted cash	$10	$10	$—

Total financial assets	$10,404	$10,404	$—

Liabilities:
Warrant liability	$207	$—	$207

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Description	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$13,079	$13,079	$—

Total financial assets	$13,079	$13,079	$—

Liabilities:
Warrant liability	$2,840	$—	$2,840

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

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2010	$2,840
Change in fair value of warrant liability	(2,633)

Balance at December 31, 2011	$207

14.    Subsequent Events

None

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Accounts receivable (in thousands):
Allowance for doubtful accounts
2011	$297	$125	$(22)	$400
2010	$205	$130	$(38)	$297
2009	$60	$175	$(30)	$205

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Unaudited)
Revenue	$25,507	$20,877	$15,584	$16,795	$20,045	$22,457	$23,004	$18,631
Operating income (loss)	$(3,784)	$(4,269)	$(5,734)	$(2,811)	$161	$1,998	$1,078	$475
Net income (loss)	$(3,806)	$(4,031)	$(5,404)	$(1,318)	$(891)	$3,749	$1,352	$134
Basic net income (loss) per share	$(0.17)	$(0.18)	$(0.25)	$(0.07)	$(0.05)	$0.23	$0.08	$0.01
Diluted net income (loss) per share	$(0.17)	$(0.18)	$(0.25)	$(0.07)	$(0.05)	$0.22	$0.07	$0.01

INDEX TO EXHIBITS

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Merger by and among the Registrant, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent, dated July 8, 2011.
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant.
3.3 (4)	Amended and Restated Bylaws of the Registrant.
3.4 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.
3.5 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (7)#	1999 Equity Incentive Plan.
10.2 (7)#	2000 Equity Incentive Plan.
10.3 (2)#	2004 Equity Incentive Plan, as amended.
10.4 (8)#	2005 Equity Incentive Plan.
10.5 (9)#	2007 Equity Incentive Plan.
10.6 (10)#	2008 Equity Incentive Plan, as amended.
10.7 (11)#	2011 Omnibus Incentive Plan.
10.8 (13)#	Description of the Material Terms of the Registrant’s Bonus Program as of April 23, 2010.
10.9 (13)#	Second Amended and Restated Employment Agreement by and between the Registrant and Stanley B. Crair dated April 26, 2010.
10.10 (13)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Plonski dated April 26, 2010.
10.11 (7)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.12 (15)	SuperMedia Superpages Advertising Distribution Agreement effective April 1, 2010 by and between the Registrant and SuperMedia LLC.
10.13 (16)	Lease between the Registrant and The Irvine Company dated March 18, 2005.
10.14 (13)	First Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.
10.15 (13)	Second Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.
10.16 (17)	Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated June 28, 2010.
10.17 (18)	Amendment to Loan and Security Agreement dated June 28, 2010, by and between Registrant and Silicon Valley Bank dated August 5, 2010.
10.18 (19)	Sales and Services Agreement by and between the Registrant and LaRoss Partners, LLC dated July 16, 2010.
10.19 (20)	Yahoo! Publisher Network Contract by and between the Registrant and Yahoo! Inc. dated August 25, 2010.
10.20 (21)	Amendment Number 1 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated August 30, 2010.
10.21 (22)	Amendment No. 1 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated September 30, 2010.
10.22 (14)	Microsoft adCenter Terms and Conditions
10.23 (14)	Yahoo! Advertising Terms and Conditions

Exhibit Number	Description
10.24 (12)	Google Inc. Advertising Program Terms by and between the Registrant and Google Inc. entered into on or about October 2005.
10.25 (23)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.
10.26 (24)	Asset Purchase Agreement by and between the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.
10.27 (25)	Promissory note by and between the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.
10.28 (26)	Termination of Asset Purchase Agreement dated February 11, 2011, by and between the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.
10.29 (27)	Asset Purchase Agreement by and among the Registrant, Rovion, Inc. and DigitalPost Interactive, Inc. dated April 4, 2011.
10.30 (27)	Amendment No. 2 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated April 4, 2011.
10.31 (27)	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated April 5, 2011.
10.32 (28)	Stock Purchase Agreement by and among the Registrant, Krillion, Inc., the stockholders of Krillion, Inc. and Hummer Winblad Venture Partners V, L.P., as stockholders’ agent, dated April 29, 2011.
10.33 (29)	Amendment Number 3 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated May 6, 2011.
10.34 (30)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.
10.35 (30)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.
10.36 (31)	Google Services Agreement by and between the Registrant and Google Inc. dated June 30, 2011.
10.37 (32)	Amendment Number 4 to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc. dated July 29, 2011.
10.38 (33)	Loan and Security Agreement by and among the Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc. dated August 3, 2011.
10.39 (34)	Settlement-Release and Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated August 9, 2011.
10.40 (35)#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated November 29, 2011.
10.41 (36)#	Third Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated December 15, 2011.
10.42 (36)#	Second Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated December 15, 2011.
10.43 (36)#	Fifth Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated December 15, 2011.
10.44 (36)#	Second Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated December 15, 2011.
10.45 (36)#	Description of the Material Terms of the Registrant’s Bonus Program as of December 9, 2011.
10.46 (37)	Amendment Number One to Google Services Agreement by and between the Registrant and Google Inc. dated December 12, 2011.
10.47 (38)#	Separation and General Release Agreement by and between the Registrant and Michael Plonski dated December 31, 2011.
10.48 *#	Third Amended and Restated Employment Agreement by and between the Registrant and Peter Hutto dated January 20, 2012.
14 (39)	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

#	Indicates management contract or compensatory plan.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(9)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(10)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(11)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2005.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2010.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2010.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2010. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.

(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.

(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.

(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.

(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2011.

(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011.

(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2011. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(38)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2012.

(39)	Incorporated by reference from the Registrant’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009.