Form 10-Q
period 2012-03-31
LOCAL.COM
filed 2012-05-10
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012 there were 22,083,005 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$6,787	$10,394
Restricted cash	52	10
Accounts receivable, net of allowances of $500 and $550, respectively	14,370	13,456
Notes receivable - current portion	392	392
Prepaid expenses and other current assets	742	732

Total current assets	22,343	24,984

Property and equipment, net	8,335	8,247
Goodwill	32,539	32,539
Intangible assets, net	8,581	9,622
Long-term portion of note recievable	288	350
Deposits	69	69

Total assets	$72,155	$75,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,404	$12,193
Accrued compensation	1,178	2,152
Deferred rent	553	551
Warrant liability	265	207
Other accrued liabilities	1,957	2,422
Revolving line of credit	8,000	8,000
Deferred revenue	254	313

Total current liabilities	24,611	25,838

Deferred income taxes	265	265

Total liabilities	24,876	26,103

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,083 and 22,082, respectively	—	—
Additional paid-in capital	119,841	119,068
Accumulated deficit	(72,562)	(69,360)

Stockholders’ equity	47,279	49,708

Total liabilities and stockholders’ equity	$72,155	$75,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$25,202	$16,795

Operating Expenses:
Cost of revenues	17,368	10,988
Sales and marketing	6,343	3,282
General and administrative	2,385	2,610
Research and development	1,050	1,528
Amortization of intangibles	1,041	1,198

Total operating expenses	28,187	19,606

Operating income (loss)	(2,985)	(2,811)

Interest and other income (expense), net	(97)	(55)
Change in fair value of warrant liability	(58)	1,559

Income (loss) before income taxes	(3,140)	(1,307)

Provision for income taxes	62	11

Net income (loss)	$(3,202)	$(1,318)

Per share data:

Basic net income (loss) per share	$(0.14)	$(0.07)

Diluted net income (loss) per share	$(0.14)	$(0.07)

Basic weighted average shares outstanding	22,083	20,241
Diluted weighted average shares outstanding	22,083	20,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,202)	$(1,318)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,925	1,847
Stock-based compensation expense	771	972
Change in fair value of warrant liability	58	(1,559)
Changes in operating assets and liabilities:
Accounts receivable	(914)	(1,182)
Note receivable	62	45
Prepaid expenses and other	(10)	652
Accounts payable and accrued liabilities	(1,226)	(1,407)
Deferred revenue	(59)	(162)

Net cash (used in) provided by operating activities	(2,595)	(2,112)

Cash flows from investing activities:
Capital expenditures	(972)	(935)
Increase in restricted cash	(42)	—
Issuance of notes receivable	—	(375)
Purchases of intangible assets	—	(520)

Net cash used in investing activities	(1,014)	(1,830)

Cash flows from financing activities:
Proceeds from the exercise of options	2	74
Proceeds from the public offering of common stock	—	18,227
Payment of revolving credit facility	—	(7,000)
Payment of financing related costs	—	(225)

Net cash provided by financing activities	2	11,076

Net (decrease) increase in cash and cash equivalents	(3,607)	7,134
Cash, beginning of the period	10,394	13,079

Cash, end of the period	$6,787	$20,213

Supplemental cash flow information:
Interest paid	$142	$31

Income taxes paid	$7	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of over 1,200 third-party U.S. regional media websites (collectively, “Network”). We provide a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these customers to reach consumers both on our Consumer Properties as well as on the major search engines (collectively, “Business Solutions”) and we also enable third parties to distribute their advertiser listings on our Consumer Properties, for which we generate ad revenues. We generate revenue from performance ad units such as daily deals, pay-per-click, pay-per-call and lead generation, subscription ad units, and Cost per Thousand Impressions (‘CPM”) ad units, among others.

Our Consumer Properties serve over 30 million consumers each month. We use patented and proprietary search technologies and systems to provide users of our O&O websites and our Network with relevant search results for local businesses, products and services, incorporating daily deals, event information, ratings and reviews, driving directions and more. By distributing this information across our Consumer Properties we are able to reach users that our direct advertisers and advertising partners desire to reach.

Our Business Solutions business serves over 24,000 small business customers with a variety of digital media products. The products are sold primarily to SMBs via telesales. Our sales efforts focus principally around our Exact Match product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. Over 22,000 of our direct SMB customers are using a legacy web hosting and/or listing solution and over 800 of our direct SMB customers are enrolled in our new Exact Match product. An average Exact Match subscription generates approximately the same monthly revenue as ten legacy customers. Our Business Solutions technologies also power a variety of platform products targeted towards larger businesses such as regional media publishers and ad agencies.

Principles of consolidation and basis of presentation

Our condensed consolidated financial statements include the accounts of Local.com Corporation and its wholly-owned subsidiaries, Local.com PG Acquisition Corporation, Krillion, Inc. and Screamin Media Group, Inc (“SMG”). All intercompany balances and transactions were eliminated. We have evaluated all subsequent events through the date the condensed consolidated financial statements were issued.

The unaudited interim condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist principally of accounts receivable, long and short term notes receivable, revolving line of credit, accounts payable and our warrant liability. The carrying amount of the revolving line of credit approximates its fair value because the interest rate on these instruments fluctuates with market interest rates. The long term note receivable has a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions were only effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010 the Company did not enter into any significant multiple deliverable arrangements.

We launched our Spreebird daily deals business in May 2011. Revenue relating to the Spreebird daily deals business is recorded exclusive of the portion of gross billings paid as merchant revenue share, since we generally act as the agent, rather than the principal, when connecting merchants with online customers. Spreebird deal vouchers are sold primarily through email marketing and our www.spreebird.com website. Revenue for our Spreebird business is recognized when earned. Revenue is considered to be earned once all revenue recognition criteria have been satisfied.

We evaluate whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. We generally record the net amounts as revenue earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue, other than Spreebird daily deals revenue and web hosting revenue, is recognized on a gross basis.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three months ended March 31, 2012 and 2011, approximately 63% and 64% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2012, advertising costs to drive consumers to our Local.com website were $14.5 million of which $10.0 million and $4.1 million were attributable to Google, Inc. and Yahoo!, respectively. During the three months ended March 31, 2011, advertising costs to drive consumers to our Local.com website were $8.1 million of which $6.1 million and $1.4 million were attributable to Google, Inc. and Yahoo!, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

2.	Notes receivable

During 2010, the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of March 31 2012, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

3.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$7,238	$(3,844)	$3,394	4	$7,238	$(3,506)	$3,732	4
Non-compete agreements	153	(68)	85	2	153	(56)	97	2
Vendor-related	300	(75)	225	3	300	(50)	250	3
Customer-related	14,344	(11,849)	2,495	4	14,344	(11,249)	3,095	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	900	(607)	293	4	900	(578)	322	4
License agreements	600	(112)	488	4	600	(75)	525	4

	$25,567	$(16,986)	$8,581		$25,567	$(15,945)	$9,622

4.	Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting units and compare the resulting fair value to the carrying value of the reporting units to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. As the financial performance of the Spreebird business unit was lower than planned, we conducted an evaluation of goodwill impairment of this reporting unit. Based on the evaluation there was no impairment recorded for the Spreebird business unit. In our evaluation of the Spreebird reporting unit, we determined that the fair value of the reporting unit exceeded the carrying value by approximately 30%. Approximately $12.2 million of goodwill, based on our acquisition of SMG has been allocated to this reporting unit. Our evaluation primarily relied on a market approach using revenue multiples of comparable public companies that operate in the same industry, of which there is limited data. Using a revenue multiplier, we determined the estimated fair value utilizing historic and projected revenues for this reporting unit. Any future fair value calculations used to evaluate goodwill impairment could be negatively affected by the market performance of the comparable public companies utilized in the model and/or lower revenue earned by the reporting unit. As of the date of this report comparable public companies have experienced a decrease in their market capitalization. The Company is also continuing to re-evaluate the Spreebird business unit which could result in changes in the projected results for this business unit. The reduction in the market capitalization of comparable public companies and the possible decrease in the projected revenues for this business unit could result in a decrease in the fair value of the Spreebird Business Unit. We will continue to monitor the indicators of impairment and will periodically review the reporting unit for impairment as required by U.S. GAAP. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

5.	Website development costs and computer software developed for internal use

U.S. GAAP require that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2012, we capitalized $880,000 related to web site development. Amortization of capitalized web site costs was $543,000 for the three months ended March 31, 2012. Capitalized web site costs are included in property and equipment, net on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2011, we capitalized $898,000, related to web site development. Amortization of capitalized web site costs was $381,000, for the three months ended March 31, 2011.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss)	$(3,202)	$(1,318)

Denominator:
Denominator for historical basic calculation weighted average shares	22,083	20,241
Dilutive common stock equivalents:*
Options	—	—
Warrants	—	—

Denominator for historical diluted calculation weighted average shares.	22,083	20,241

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.14)	$(0.07)

Historical diluted net income (loss) per share	$(0.14)	$(0.07)

*	For the three months ended March 31, 2012, potentially dilutive securities, which consist of options to purchase 4,775,493 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 per share were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

*	For the three months ended March 31, 2011, potentially dilutive securities, which consist of options to purchase 4,104,161 shares of common stock at prices ranging from $1.28 to $16.59 per share and warrants to purchase 1,477,936 shares of common stock at prices ranging from $4.32 to $8.09 per share were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

7.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2011	December 31, 2011
Furniture and fixtures	$981	$942
Office equipment	508	508
Computer equipment	3,424	3,189
Computer software	10,576	9,879
Leasehold improvements	899	898

	16,388	15,416
Less accumulated depreciation and amortization	(8,053)	(7,169)

Property and equipment, net	$8,335	$8,247

Depreciation expense for the three months ended March 31, 2012 and 2011 was $885,000 and $648,000, respectively.

8.	Interest and other income, net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011

Interest income	$9	$17
Interest expense	(106)	(72)

Interest and other income (expense), net	$(97)	$(55)

9.	Credit facilities

On August 3, 2011, we entered into a Loan and Security Agreement (the “Security Agreement”) with Square 1 Bank, as amended by the First Amendment on March 28, 2012, and the Second Amendment on April 11, 2012. The Security Agreement provides us with a revolving credit facility of up to $12 million (the “Facility”). Subject to the terms of the Security Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Security Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may borrow up to $3 million from the Facility at any time and up to $5 million from the Facility in any thirty day period of a calendar quarter, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on August 3, 2013.

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of March 31, 2012, the Company is in compliance with all financial covenants.

On March 28, 2012, the Security Agreement was amended to modify the borrowing base eligibility criteria under the Security Agreement, to provide a five (5) day cure period for any Liquidity Ratio violations before any such violation would be deemed an Event of Default under the Agreement, and to establish certain Adjusted EBITDA financial covenant levels for fiscal 2012 pursuant to the Security Agreement.

On April 12, 2012, the Security Agreement was amended to modify the maximum allowable borrowings under the non-formula line by increasing the maximum to $5 Million from $3 Million under certain circumstances. Additionally, the Liquidity Ratio was redefined to provide that non-formula borrowings only require a 1.0:1.0 ratio, as opposed to a 1.25:1.0 ratio.

At the end of the first quarter, the Company had $8,000,000 outstanding on the Facility. As of April 15, 2012 the Company had approximately $2,100,000 available of the $4.0 million unused on the Facility.

10.	Operating information

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

The following is a summary of operating results from continuing operations and assets by business segment (in thousands):

	Three Months Ended March 31, 2012
	Daily Deals	Paid Search	Totals
Segment revenue	$684	$24,518	$25,202

Depreciation and amortization	$41	$1,884	$1,925

Operating loss	$(1,108)	$(1,877)	$(2,985)

Interest and other income (expense), net			(97)
Change in fair value of warrant liability			(58)
Provision for income taxes			(62)

Net loss			$(3,202)

Segment assets as of March 31, 2012	$14,127	$58,028	$72,155

Goodwill as of March 31, 2012	$12,169	$20,370	$32,539

	Three Months Ended March 31, 2011
	Daily Deals	Paid Search	Totals
Segment revenue	$—	$16,795	$16,795

Depreciation and amortization	$—	$1,847	$1,847

Operating loss	$—	$(2,811)	$(2,811)

Interest and other income (expense), net			(55)
Change in fair value of warrant liability			1,559
Provision for income taxes			(11)

Net loss			$(1,318)

Segment assets as of December 31, 2011	$15,092	$60,719	$75,811

Goodwill as of December 31, 2011	$12,169	$20,370	$32,539

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue by geographic region:
United States	$25,202	$16,795

Revenue by product:
Pay-Per-Click (PPC)	19,042	12,427
Subscription Advertising Products	715	963
Domain Sales and Services	1,597	1,873
Display and Banner Advertising Services	3,164	1,532
Spreebird Daily Deals	684	—

Total revenue	$25,202	$16,795

11.	Stock-based compensation

Stock option activity under the equity incentive plans during the three months ended March 31, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	5,005,584	$4.30
Granted	186,000	2.51
Exercised	(1,161)	1.50
Cancelled	(414,930)	3.57

Outstanding at March 31, 2012	4,775,493	$4.29	$526

Exercisable at March 31, 2012	2,498,808	$5.05	$291

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2012 and 2011, was $1.75 and $3.05 per option, respectively.

The aggregate intrinsic value of all options exercised during the three months ended March 31, 2012 and 2011, was $1,517 and $87,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2012:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price

$0.00 - $2.00	265,664	6.1 years	$1.56	265,664	$1.56
$2.01 - $3.00	1,140,351	6.6 years	2.39	66,741	2.30
$3.01 - $4.00	1,099,998	7.4 years	3.60	458,660	3.59
$4.01 - $5.00	1,093,763	5.5 years	4.61	817,044	4.63
$5.01 - $6.00	219,245	5.0 years	5.54	177,188	5.60
$6.01 - $7.00	559,299	7.5 years	6.18	327,277	6.22
$7.01 - $8.00	212,332	2.3 years	7.50	204,518	7.51
$8.01 - $9.00	104,165	2.3 years	8.66	101,040	8.67
$9.01 - $10.00	15,000	3.2 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	2.8 years	15.76	65,676	15.76

	4,775,493	6.2 years	$4.29	2,498,808	$5.05

Restricted stock unit activity under the 2011 Omnibus Plan for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	111,547	2.29
Granted	—	—
Vested	—	—
Cancelled	(2,133)	2.29

Unvested at March 31, 2012	109,414	$2.29

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.83%	2.04%
Expected lives (in years)	5.1 years	5.2 years
Expected dividend yield	None	None
Expected volatility	89.35%	85.35%

Total stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011, was as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2012	2011

Cost of revenues	$20	$86
Sales and marketing	362	319
General and administrative	336	448
Research and development	53	119

Total stock-based compensation expense	$771	$972

Basic and diluted net stock-based compensation expense per share	$0.03	$0.05

12.	Warrants

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

Warrant activity for the three months ended March 31, 2012, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,497,936	$7.05
Issued	—	—
Exercised	—	—
Expired	(259,276)	5.00

Outstanding at March 31, 2012	1,238,660	$7.48

Exercisable at March 31, 2012	1,218,660	$7.56

The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.00 - $ 4.99	20,000	2.6 years	$2.87	—	$—
$ 5.00 - $ 7.99	603,580	0.8 years	7.02	603,580	7.02
$ 8.00 - $ 8.99	615,080	1.8 years	8.09	615,080	8.09

	1,238,660	1.4 years	$7.48	1,218,660	$7.56

13.	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	As of March 31, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$265	$265

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	As of December 31, 2011	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$207	$207

As of March 31, 2012, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the warrant liability was estimated at March 31, 2012, grant using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$8.09	$7.02
Risk-free interest rate	0.33%	0.19%
Expected lives (in years)	1.8 years	0.8 years
Expected dividend yield	None	None
Expected volatility	80.21%	74.91%

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2011	$207
Change in fair value of warrant liability	58

Balance at March 31, 2012	$265

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2011, and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Overview

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of over 1,200 third-party U.S. regional media websites (collectively, “Network”). We provide a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these customers to reach consumers both on our Consumer Properties as well as on the major search engines (collectively, “Business Solutions”) and we also enable third parties to distribute their advertiser listings on our Consumer Properties, for which we generate ad revenues. We generate revenue from performance ad units such as daily deals, pay-per-click, pay-per-call and lead generation, subscription ad units, and CPM ad units, among others.

Our Consumer Properties serve over 30 million consumers each month. We use patented and proprietary search technologies and systems to provide users of our O&O websites and our Network with relevant search results for local businesses, products and services, incorporating daily deals, event information, ratings and reviews, driving directions and more. By distributing this information across our Consumer Properties we are able to reach users that our direct advertisers and advertising partners desire to reach.

Our Business Solutions business serves over 24,000 small business customers with a variety of digital media products. The products are sold primarily to SMBs via telesales. Our sales efforts focus principally around our Exact Match product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. Over 22,000 of our direct SMB customers are using a legacy web hosting and/or listing solution and over 800 of our direct SMB customers are enrolled in our new Exact Match product. An average Exact Match subscription generates approximately the same monthly revenue as ten legacy customers. Our Business Solutions technologies also power a variety of platform products targeted towards larger businesses such as regional media publishers and ad agencies.

We launched Local.com in August of 2005 and our local syndication network in July 2007, which together form our Consumer Properties business. We have completed a number of acquisitions in order to broaden our product portfolio, diversify our revenue streams and serve new markets. In the third quarter of 2010, we acquired Octane360 which included the initial version of our Exact Match digital media suite. In the second quarter of 2011, we acquired Krillion, Inc., which provides us with a robust real-time local product search platform that enables us to provide consumers with real-time, in-stock product availability at local retailers. We also acquired the assets of Rovion, Inc., which provided us a beta rich media advertising platform and toolset that allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers. We launched this product from beta in November 2011. Also in the second quarter we launched our Spreebird daily deals business. In the third quarter of 2011, we acquired Screamin Media Group, Inc., a competitor to our daily deals business, as part of our effort to expand our daily deals business. We regularly develop and deploy new products and product features based on our powerful technology platform, for which we have 8 issued patents and 11 pending. We have a long-term focus on building three key drivers for our business – traffic, technology and advertisers. Our traffic is at record levels, our technology platform has been dramatically expanded, and we are generating record revenues from our own direct customers. We believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

Recent Developments

On February 8, 2012, we entered into Amendment Number Two to the Google Services Agreement with Google Inc. (the “Google Amendment”). The Google Amendment provides for special use rights for Google’s pay-per-click advertisements. The Google Amendment is subject to our continued compliance with certain policy and compliance obligations as more fully described in the Google Amendment and the original Google Services Agreement. Google maintains very strict standards with respect to the display of Google’s pay-per-click advertising and we must continue to meet those standards pursuant to the terms of the original Google Services Agreement and the Google Amendment in order to continue to display such Google pay-per-click advertisements. The effective date of the Google Amendment is February 1, 2012, and it ends on July 31, 2013.

On March 28, 2012, we entered into the First Amendment to the Loan and Security Agreement with Square One Bank, which amends the Loan and Security Agreement by and between us and Square One Bank dated August 3, 2011 (“Security Agreement”). The First Amendment to the Loan and Security Agreement modifies the borrowing base eligibility criteria under the Security Agreement, provides a five (5) day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Security Agreement, and establishes certain Adjusted EBITDA financial covenant, as defined, levels for fiscal 2012 pursuant to the Security Agreement. On April 11, 2012, we entered into the Second Amendment to Loan and Security Agreement with Square One Bank, which amends the Loan and Security Agreement by and among the Company and Square One Bank dated August 3, 2011. The Second Amendment of the Loan and Security Agreement modifies the maximum allowable borrowings under the non-formula line by increasing the maximum to $5.0 million from $3.0 million under certain circumstances. Additionally, it redefines the liquidity ratio to provide that non-formula borrowings only require a 1.0:1.0 ratio, rather than the 1.25:1.0 ratio.

On April 12, 2012, the effective date, we entered into Amendment Number Five to the Yahoo! Publisher Network Agreement with Yahoo! Inc. dated August 25, 2010. Amendment Number Five of the Yahoo! Publishers Network Agreement provides for certain additional mobile advertising implementation requirements.

Outlook for Our Business

According to BIA/Kelsey, the U.S. online advertising market is an over $47 billion a year industry. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. According to a May 2011 study, BIA/Kelsey estimates that the local search market in the United States will grow from $5.1 billion in 2010, to $8.2 billion by 2015. Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet users. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like those powered by our Consumer Properties business, including Local.com or our network partners’ websites. Additionally, local SMBs that would not normally compete at the national level for advertising opportunities are increasingly engaging in and competing for local advertising opportunities, including local search, to promote their products and services.

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

We believe that local search will be an increasingly significant segment of the online advertising industry. Although search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Our Consumer Properties and Business Solutions are all designed to serve this market of consumers, advertisers and publishers, which we believe will provide an opportunity for growth from increased local search volumes by consumers, as well as increased competition by advertisers to display their ad listings in front of those consumers.

Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, the growth of the paid-search market and our ability to effectively compete with other providers of local, and paid-search technologies and services among other things.

As we continue to diversify our technologies and traffic sources, we remain focused on local media offerings that will improve the experience for our end users, enable our SMBs to better reach their potential customers, and allow our regional media network partners to enhance their service offerings and lower their costs. While we are still very focused on the local search industry, we believe there are additional opportunities in local media that we and our customers can benefit from, while diversifying our revenue sources. We intend to continue making significant investments in initiatives to diversify our revenue sources and promote our future growth.

As we continue to invest in our core offerings, while pursuing the acquisitions noted above, we have increased our operating expenses, mainly related to traffic acquisition costs, the deployment of new features and functionality across our business and the support of our acquired companies. We cannot give assurances that our efforts to improve our results of operations through this strategy will be successful.

Sources of Revenue

We generate revenue primarily on our Consumer Properties from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services;

•	web hosting services;

•	rich media advertising services; and

•	daily deal offerings

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three months ended March 31, 2012 and 2011, approximately 63% and 64% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2012, advertising costs to drive consumers to our Local.com website were $14.5 million, of which $10.0 million and $4.1 million were attributable to Google, Inc. and Yahoo!, respectively. During the three months ended March 31, 2011, advertising costs to drive consumers to our Local.com website were $8.1 million of which $6.1 million and $1.4 million were attributable to Google, Inc. and Yahoo!, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenue and expenses. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies described in more detail in Note 1 to our condensed consolidated financial statements included in this Report on Form 10-Q, involve judgments and estimates that are significant to the presentation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of Exact Match products to our customers. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the execution of our contractual obligations. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on our Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue is recognized net of direct costs.

During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements as updated in October 2009. Although such updated provisions were only effective for fiscal periods beginning on or after June 15, 2010, we opted to adopt such provisions early. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010 the Company did not enter into any significant multiple deliverable arrangements.

We launched our Spreebird daily deals business in May 2011. Revenue relating to the Spreebird daily deals business will be recorded exclusive of the portion of gross billings paid as merchant revenue share, since we generally act as the agent, rather than the principal, when connecting merchants with online customers. Spreebird deal vouchers are sold primarily through email marketing and our www.spreebird.com website. Revenue for our Spreebird business is recognized when earned. Revenue is considered to be earned once all revenue recognition criteria have been satisfied.

We evaluate whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. We generally record the net amounts as revenue earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue, other than Spreebird daily deals revenue and web hosting revenue, is recognized on a gross basis.

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

As of March 31, 2012 and December 31, 2011, two customers, Yahoo! and Google represented 49% and 47% of our total accounts receivable, respectively. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For goodwill, we engage an independent appraiser to assist management in the determination of the fair value of our reporting units and compare the resulting fair value to the carrying value of the reporting units to determine if there is goodwill impairment. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. As the financial performance of the Spreebird business unit was lower than planned, we conducted an evaluation of goodwill impairment of this reporting unit. Based on the evaluation there was no impairment recorded for the Spreebird business unit. In our evaluation of the Spreebird reporting unit, we determined that the fair value of the reporting unit exceeded the carrying value by approximately 30%. Approximately $12.2 million of goodwill, based on our acquisition of SMG has been allocated to this reporting unit. Our evaluation primarily relied on a market approach using revenue multiples of comparable public companies that operate in the same industry, of which there is limited data. Using a revenue multiplier, we determined the estimated fair value utilizing historic and projected revenues for this reporting unit. Any future fair value calculations used to evaluate goodwill impairment could be negatively affected by the market performance of the comparable public companies utilized in the model and/or lower revenue earned by the reporting unit. As of the date of this report comparable public companies have experienced a decrease in their market capitalization. The Company is also continuing to re-evaluate the Spreebird business unit which could result in changes in the projected results for this business unit. The reduction in the market capitalization of comparable public companies and the possible decrease in the projected revenues for this business unit could result in a decrease in the fair value of the Spreebird Business Unit. We will continue to monitor the indicators of impairment and will periodically review the reporting unit for impairment as required by U.S. GAAP. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Stock Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2012 and 2011, is as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2012	2011

Cost of revenues	$20	$86
Sales and marketing	362	319
General and administrative	336	448
Research and development	53	119

Total stock-based compensation expense	$771	$972

Basic and diluted net stock-based compensation expense per share	$0.03	$0.05

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	68.9	65.4
Sales and marketing	25.2	19.5
General and administrative	9.5	15.5
Research and development	4.2	9.1
Amortization of intangibles	4.1	7.1

Total operating expenses	111.8	116.7

Operating income (loss)	(11.8)	(16.7)

Interest and other income (expense), net	(0.4)	(0.3)
Change in fair value of warrant liability	(0.2)	9.3

Income (loss) before income taxes	(12.5)	(7.8)

Provision for income taxes	0.2	0.1

Net income (loss)	(12.7)%	(7.8)%

Three months ended March 31, 2012 and 2011

Revenue (dollars in thousands):

	Three Months Ended March 31,				Percent change
	2012	(*)	2011	(*)
Owned and operated	$17,973	71.3%	$10,242	61.0%	75.5%
Network	4,214	16.7%	3,723	22.2%	13.2%
Business Solutions	3,015	12.0%	2,830	16.8%	6.5%

Total revenue	$25,202	100.0%	$16,795	100.0%	50.1%

(*) – Percent of total revenue

Owned and operated revenue for the three months ended March 31, 2012, increased 75.5% compared to the same periods in 2011. The increase in revenue for the three months ended March 31, 2012, compared to the same period in 2011 is a combination of increased traffic to our Local.com website, together with an increase in monetization as our revenue per thousand visitors (“RKV”) increased to $285 for the three months ended March 31, 2012, from $211 for the three months ended March 31, 2011. The increase in RKV was primarily a result of changes made to our advertising partner relationships. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The lower RKV for the three months ended March 31, 2011, was primarily due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. Starting in August 2011 we entered into a new advertising partner relationship that resulted in a significant increase in monetization of traffic to our owned and operated properties. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The increase in traffic to our owned and operated properties are the result of higher cost of revenues to attract users as well as increased organic search traffic over the same period.

Network revenue for the three months ended March 31, 2012, increased 13.2%, compared to the same period in 2011. The increase is primarily due to increased traffic to our network partner websites and the increase in revenue per click (“RPC”) from our advertising partner feed. The increase in traffic is a combination of increased cost of revenues to attract users to the network partner sites together with an increase in organic traffic over the same period.

Business Solutions revenue for the three months ended March 31, 2012, increased 6.5% compared to the same period in 2011. The increase in revenue is due to an increase in revenue from our Exact Match product suite together with the inclusion of revenue from our newly acquired Spreebird and Rovion businesses. The increase is partially offset by the continued decline in the small business subscribers from 37,000 at March 31, 2011 to 24,000 at March 31, 2012. The decrease in the small business subscriber base is due to the natural attrition of the current subscriber bases, subject to prior contractual commitments, as well as the Company’s decision to suspend acquisitions of LEC-billed subscriber bases in order to concentrate resources around the Exact Match product suite powered by our acquired Octane360 platform and investment in our new Spreebird daily deals business. As a result, we anticipate revenue from our existing subscribers to continue to decline.

We currently maintain a billing relationship with certain third parties that bill a portion of our legacy subscribers for us via Local Exchange Carriers (“LECs”). In the first quarter 2012, our legacy subscribers represented revenue of approximately $1.5 million, a decline of 36% from the first quarter of fiscal 2011 revenue derived for our legacy subscribers of $2.3 million and 11% from the fourth quarter of fiscal 2011 revenue of approximately $1.7 million. Since our decision to suspend the acquisition of new LEC-billed customers in the fourth quarter of fiscal 2010, subject to existing contractual obligations, we have experienced a natural and expected churn in these legacy subscribers resulting in a fairly predictable reduction in our total legacy subscription customers on a quarter to quarter basis. In April 2012, we were advised that certain of our third party billing partners had received notification that certain LECs would no longer provide billing services for our products and services with respect to these legacy subscribers as of August and December 2012, respectively. We anticipate that the inability to bill our legacy subscribers via LECs will reduce revenue for the second half of 2012 by approximately $666,000 and net income for the second half of 2012 by approximately $634,000. The impact to our revenues after fiscal 2012 would continue to decline as a result of the natural churn which would have occurred in the absence of these actions by the LECs. While we understand that efforts are being undertaken to forestall or delay the effectiveness of this decision by certain LECs, we cannot be sure that such efforts will be successful. We remain focused on selling our new products from our Exact Match product suite, which are billed via credit card and are entirely unaffected by LEC billing. As of March 31, 2012, we had 864 Exact Match customers which are billed monthly at an average charge that is approximately 10 times as much as one legacy subscription customer. There can be no assurance that our efforts to secure new Exact Match customers will be capable of offsetting the revenue and net income losses we anticipate from the loss of our revenue and net income by our legacy subscribers.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended March 31,				Percent change
	2012	(*)	2011	(*)
Revenue from internal and outsourced sales	$1,251	41.5%	$824	29.1%	51.8%
Revenue from acquired subscriber bases	1,080	35.8%	2,006	70.9%	-46.2%
Spreebird daily deals revenue	684	22.7%	—	0.0%	—

Total business solutions revenue	$3,015	100.0%	$2,830	100.0%	6.5%

Based on the above, total revenue for the three months ended March 31, 2012, increased 50.1%, compared to the same period in 2011.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended March 31,
Customer	2012	2011
Google Inc	44.9%	0.0%
Yahoo! Inc.	27.2%	37.0%
SuperMedia Inc.	3.0%	22.7%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change
Cost of revenues	$17,368	68.9%	$10,988	65.4%	58.1%
Sales and marketing	6,343	25.2%	3,282	19.5%	93.3%
General and administrative	2,385	9.5%	2,610	15.4%	(8.6)%
Research and development	1,050	4.2%	1,528	9.1%	(31.3)%
Amortization of intangibles	1,041	4.1%	1,198	7.1%	(13.1)%

Total operating expenses	$28,187	111.8%	$19,606	116.7%	43.8%

Cost of revenues

Cost of revenues for the three months ended March 31, 2012, increased by 58.1%, compared to the same period in 2011. The increase during the three months ended March 31, 2012 compared to the same period in 2011 is due to an increase in traffic acquisition costs associated with driving consumers to our Local.com website. Cost incurred related to the Daily Deals segment was immaterial for the three months ended March 31, 2012.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2012, increased 93.3% compared to the same period in 2011. The increase was primarily due to higher personnel-related costs due to increased costs related to the three acquisitions completed during the second and third quarter of 2011 together with our continued efforts in expanding our sales force. Included in sales and marketing expense for the three months ended March 31, 2012 is $1.7 million relating to the Daily Deals segment, which commenced operations in May 2011.

General and administrative

General and administrative expenses for the three months ended March 31, 2012, was down 8.6% compared to the same period in 2011. The decrease was mainly due to a decrease in compensation expense for the quarter, partially offset by an increase in personnel related cost due to acquisitions. Cost incurred related to the Daily Deals segment was immaterial for the three months ended March 31, 2012.

Research and development

Research and development expenses for the three months ended March 31, 2012 decreased by 31.3%, compared to the same period in 2011. The decrease is mainly due to our effort to reduce technology related costs together with a larger percentage of total technology related cost being capitalized as we invest in improving existing and newly acquired technologies. We capitalized an additional $880,000 of research and development expenses for website development and amortized $543,000 of capitalized website development costs during the three months ended March 31, 2012. We capitalized an additional $898,000 of research and development expenses for website development and amortized $381,000 during the three months ended March 31, 2011. Cost incurred related to the Daily Deals segment was immaterial for the three months ended March 31, 2012.

Amortization of intangibles

Amortization of intangibles expense was $1,041,000 for the three months ended March 31, 2012, compared to $1,198,000 for the same period in 2011. The decrease in amortization expense was primarily due to our decision to suspend subscriber acquisitions of customer-related intangible assets, except where prior contractual commitments exist. The customer-related intangible assets purchased in 2010 are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. This was partially offset by an increase in other intangible asset amortization expense from the three acquisitions during the second and third quarter of 2011.

Interest and other income (expense), net

Interest and other income (expense), net was ($97,000) for the three months ended March 31, 2012, compared to ($55,000) for the same period in 2011. The increase is due to a balance of $8.0 million outstanding on the Square 1 Bank line of credit while the Company only had $7.0 million outstanding for a portion of the first quarter 2011 on the previous line of credit with Silicon Valley Bank.

Provision for income taxes

Provision for income taxes was $62,000 and $11,000 for the three months ended March 31, 2012 and 2011, respectively. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits. The increase in income taxes is due to the increase in indefinite-lived assets as a result of the three acquisitions in the second and third quarter of fiscal 2011.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	March 31, 2012	December 31, 2011
Cash	$6,787	$10,394

Working capital	$(2,003)	$(647)

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(2,595)	$(2,112)
Net cash used in investing activities	(1,014)	(1,830)
Net cash provided by financing activities	2	11,076

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $6.8 million as of March 31, 2012, and $10.4 million as of December 31, 2011. We had a working capital deficit of $2.0 million as of March 31, 2012, and $647,000 as of December 31, 2011. As of the date of this report, we had a total of $8.0 million outstanding on the revolving credit facility with Square 1 Bank. The decrease in working capital is largely due to a decrease in cash of approximately $3.6 million, which was mainly due to the payment of expenses accrued for at December 31, 2011, and capital expenditures during the first quarter 2012. This decrease was partially offset by a decrease in accrued expenses and an increase in accounts receivable at quarter end. The decrease in accrued expenses is due to the Company’s efforts to reduce cost as well as timing of vendor payments. Accounts receivable increased due to timing of cash receipts.

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense and change in fair value of warrant liability) used was approximately $448,000, and changes in operating assets and liabilities used cash of $2.1 million for the three months ended March 31, 2012. Net cash used in operating activities was $2.1 million for the three months ended March 31, 2011. Net income adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense and change in fair value of warrant liability) used was approximately $0.1 million and changes in operating assets and liabilities used cash of $2.1 million for the three months ended March 31, 2011.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2012, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net income (loss)	$(3,202)	$(1,318)	$(1,884)
Non-cash (1)	2,754	1,260	1,494

Subtotal	(448)	(58)	(390)
AR, AP and Other	(2,147)	(2,054)	(93)

Net cash (used in) provided by operations	$(2,595)	$(2,112)	$(483)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2012, and consisted of $1.0 million for capital expenditures, primarily related to website development costs. There was no material financing activities for the three months ended March 31 2012. Net cash used in investing activities was $1.8 million for the three months ended March 31, 2011, and consisted of $935,000 for capital expenditures, $520,000 related to purchases of intangible assets and $375,000 related to the issuance of notes receivable. Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2011 and primarily consisted of $18.2 million from a public offering of our common stock partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility.

During the second half of 2011 and continuing through the first quarter of 2012, we were able to reduce our operating losses through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our O&O and Network properties. These changes resulted in a significant improvement in monetization compared to the prior quarters. Part of the improvement related to a new significant ad partner which was effective August 1, 2011. The full quarter impact of these improvements was realized in the fourth quarter 2011 and has improved during the first quarter of 2012. These improvements were partially offset by a decrease in revenues from one of our advertising partners due to certain contract amendments. We believe that our new advertising relationship will, in time compensate for the loss of these revenues. We have also been able to increase traffic to our O&O and Network sites resulting in record traffic for the past twelve months. Although we have increased investments in recently acquired businesses, much of the investment will be discretionary marketing spend after the first quarter of 2012, at which point it can then be controlled based on available working capital. Management believes that once it is able to control its discretionary marketing spend the trend of cash provided by operating activities will continue. Management further believes that based upon projected operating needs, cash from operations and availability on our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. If the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund its operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to the Company in the future or that the required capital would be available on terms acceptable to the Company, if at all, or that any such activity would not be dilutive to our stockholders.

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

There have been no material changes in our disclosures regarding market risk since December 31, 2011. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011 for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.

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

Bernstein Litigation

On March 22, 2012, a putative class action lawsuit was filed in the United States District Court for the Southern District of California against Local.com Corporation, by Matthew Bernstein and other alleged to be similarly situated. The complaint alleges that Local.com Corporation violated California Penal Code Section 632 by allegedly recording a conversation with Plaintiff Bernstein without his consent, as well as similar claims such as alleged invasion of privacy, alleged negligence, and alleged unlawful, fraudulent and unfair business acts. The complaint seeks the greater of $5,000 per alleged violation or three times actual damages per alleged violation, injunctive relief seeking disgorgement of all alleged ill-gotten gains as a result of the foregoing alleged conduct and injunction from future similar alleged activity, among other items. We do not believe there is any merit to Plaintiff’s allegations and intend to vigorously defend ourselves.

Item 1A.	Risk Factors

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

If our billing partners lose the ability to bill our monthly subscription customers through LECs on those monthly subscription customers’ telephone bills it would adversely impact our consolidated results of operations.

We currently maintain a billing relationship with certain third parties that bill some of our monthly subscription customers for us through each customer’s LEC. These third parties are approved to bill our products and services directly on most of our monthly subscription customers’ local telephone bills through their LEC, commonly referred to as their local telephone company. In fiscal 2011, approximately 83% of our monthly subscription customers were billed via LEC billing and revenue from LEC billing represented 10% of our total revenue in fiscal 2011 . The existence of the LECs is the result of federal legislation. As such, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent the ability of our third-party partners to use the LECs to bill our monthly subscription customers. Similarly, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, our third-party billing partners have historically been affected by the LECs’ internal policies. With respect to certain LECs, such policies are becoming more stringent. In April 2012, we became aware that certain of our third party billing partners had received notices from their partners that certain LECs would no longer be accepting billing for our products and services on our monthly subscription customers’ local telephone bills. Based on information presently available to us, in August 2012, approximately 70% of our monthly subscription customers billed via LEC billing, or 12,000 of our total monthly subscription customers will be impacted by these decisions and in December 2012, approximately 30% of our monthly subscription customers billed via LEC billing or 4,100 of our total monthly subscription customers will be impacted by these decisions. If we are unable to bill our monthly subscription customers, our results will be negatively impacted. We estimate that the impact after the effectiveness of these actions will be a loss starting at approximately $257,000 per month in revenue and $200,000 per month in net income both of which would decrease over time with expected churn. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills will increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our consolidated financial condition and results of operations.

Our ability to efficiently bill our monthly subscription customers depends upon our third-party billing partners.

We currently depend upon our third-party billing partners to efficiently bill and collect monies through LEC billing. We currently have agreements with two third-party billing partners. Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations. In April 2012, we became aware that certain of our third party billing partners had received notices from their partners that certain LECs would no longer be accepting billing for our products and services on our monthly subscription customers’ local telephone bills. Based on information presently available to us, in August 2012, approximately 70% of our monthly subscription customers billed via LEC billing or 12,000 of our total monthly subscription customers will be impacted by these decisions and in December 2012, approximately 30% of our monthly subscription customers billed via LEC billing or 4,100 of our total monthly subscription customers will be impacted by these decisions. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills will likely increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1(2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1(7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(8)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.2(9)†	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.3(10)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4(11)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.5(11)†	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION

May 10, 2012	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

May 10, 2012	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial
and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1(2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1(7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(8)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.2(9)†	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.3(10)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4(11)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.5(11)†	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.