Form 10-Q
period 2012-06-30
LOCAL.COM
filed 2012-08-09
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

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

As of July 31, 2012 there were 22,091,778 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL.COM CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$7,103	$10,394
Restricted cash	42	10
Accounts receivable, net of allowances of $453 and $550, respectively	15,224	13,456
Notes receivable - current portion	392	392
Prepaid expenses and other current assets	619	732
Assets held for sale	2,300	2,187

Total current assets	25,680	27,171

Property and equipment, net	7,499	8,018
Goodwill	25,870	31,370
Intangible assets, net	6,290	8,833
Long-term portion of note recievable	222	350
Deposits	60	69

Total assets	$65,621	$75,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,514	$12,193
Accrued compensation	1,730	2,152
Deferred rent	516	551
Warrant liability	99	207
Other accrued liabilities	1,599	2,422
Revolving line of credit	8,000	8,000
Deferred revenue	203	281
Liabilities held for sale	57	32

Total current liabilities	26,718	25,838

Deferred income taxes	265	265

Total liabilities	26,983	26,103

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,088 and 22,082, respectively	—	—
Additional paid-in capital	120,547	119,068
Accumulated deficit	(81,909)	(69,360)

Stockholders’ equity	38,638	49,708

Total liabilities and stockholders’ equity	$65,621	$75,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$27,072	$15,477	$52,104	$32,272

Operating Expenses:
Cost of revenues	19,990	10,798	37,335	21,786
Sales and marketing	4,628	4,158	10,291	7,435
General and administrative	2,799	3,291	5,185	5,907
Research and development	1,275	1,358	2,456	2,885
Amortization of intangibles	819	1,132	1,743	2,330
Impairment of goodwill and intangible assets	6,451	—	6,451	—

Total operating expenses	35,962	20,737	63,461	40,343

Operating income (loss)	(8,890)	(5,260)	(11,357)	(8,071)
Interest and other income (expense), net	(97)	(30)	(194)	(85)
Change in fair value of warrant liability	166	411	108	1,970

Income (loss) from continuing operations before income taxes	(8,821)	(4,879)	(11,443)	(6,186)
Provision for income taxes	44	48	99	59

Net income (loss) from continuing operations	(8,865)	(4,927)	(11,542)	(6,245)
Income (loss) from discontinued operations (net of taxes)	(482)	(477)	(1,007)	(477)

Net income (loss)	$(9,347)	$(5,404)	$(12,549)	$(6,722)

Per share data:
Basic net income (loss) per share from continuing operations	$(0.40)	$(0.23)	$(0.52)	$(0.30)

Basic net income (loss) per share from discontinued operations	$(0.02)	$(0.02)	$(0.05)	$(0.02)

Basic net income (loss) per share	$(0.42)	$(0.25)	$(0.57)	$(0.32)

Diluted net income (loss) per share from continuing operations	$(0.40)	$(0.23)	$(0.52)	$(0.30)

Diluted net income (loss) per share from discontinued operations	$(0.02)	$(0.02)	$(0.05)	$(0.02)

Diluted net income (loss) per share	$(0.42)	$(0.25)	$(0.57)	$(0.32)

Basic weighted average shares outstanding	22,086	21,254	22,084	20,750
Diluted weighted average shares outstanding	22,086	21,254	22,084	20,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(12,549)	$(6,722)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	3,782	3,760
Provision for doubtful accounts	38	—
Stock-based compensation expense	1,473	1,992
Change in fair value of warrant liability	(108)	(1,970)
Impairment of goodwill and intangible assets	6,451	—
Changes in operating assets and liabilities:
Accounts receivable	(1,806)	1,191
Note receivable	128	114
Prepaid expenses and other	122	554
Accounts payable and accrued liabilities	1,081	63
Deferred revenue	(93)	(398)

Net cash (used in) provided by operating activities	(1,481)	(1,416)

Cash flows from investing activities:
Capital expenditures	(1,784)	(2,013)
Increase in restricted cash	(32)	—
Issuance of notes receivable	—	(1,085)
Proceeds from notes receivable	—	585
Acquisitions, net of cash acquired	—	(6,217)
Purchases of intangible assets	—	(554)

Net cash used in investing activities	(1,816)	(9,284)

Cash flows from financing activities:
Proceeds from the exercise of warrants	—	—
Proceeds from the exercise of options	11	158
Proceeds from the public offering of common stock	—	18,227
Payment of revolving credit facility	—	(7,000)
Proceeds from revolving credit facility	—	—
Payment of financing related costs	(5)	(282)

Net cash provided by financing activities	6	11,103

Net increase (decrease) in cash	(3,291)	403
Cash, beginning of the period	10,394	13,079

Cash, end of the period	$7,103	$13,482

Supplemental cash flow information:
Interest paid	$212	$64

Income taxes paid	$7	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of over 1,200 third-party U.S. regional media websites (collectively, “Network”). We provide a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these customers to reach consumers both on our Consumer Properties as well as on the major search engines (collectively, “Business Solutions”) and we also enable third parties to distribute their advertiser listings on our Consumer Properties, for which we generate ad revenues. We generate revenue from performance ad units such as daily deals, pay-per-click, pay-per-call and lead generation, subscription ad units, and Cost per Thousand Impressions (“CPM”) ad units, among others.

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

Our Business Solutions business serves over 18,000 SMB’s with a variety of digital media products. The products are sold primarily via telesales. Our sales efforts focus principally around our Exact Match product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. Over 16,000 of our direct SMB customers use a legacy web hosting and/or listing solution and over 800 of our direct SMB customers are enrolled in our new Exact Match product. An average Exact Match subscription generates approximately the same monthly revenue as ten legacy customers. Our Business Solutions technologies also power a variety of platform products targeted towards larger businesses such as regional media publishers and ad agencies. We expect a large portion of our legacy web hosting and listing solution SMB customers to phase out in Q3 2012 with the remainder completely phased out by the end of 2012.

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

The unaudited interim condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to the Rovion business, the Company has reclassified and presented all related historical financial information as it relates to these assets and liabilties as “discontinued operations” in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss).

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

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. Some of the Company’s third party billing providers have been notified of the possibility that certain Local Exchange Carrier (“LEC”) will not be provide billing services for our products and services with respect to these small business subscriber relationships. The Company will evaluate and adjust the amortization of the effected small business subscriber relationships to its remaining useful lives based on these changes.

Impairment of Long-lived Assets

We account for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review related carrying values to determine whether or not impairment to such value has occurred. During the second quarter 2012, management recorded impairment charges for certain capitalized software assets and intangible assets of $152,000 and $799,000, respectively, related to the Spreebird business unit.

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

During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010 the Company did not enter into any significant multiple deliverable arrangements.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and six months ended June 30, 2012, approximately 62%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2012, advertising costs to drive consumers to our Local.com website were $16.7 million and $31.2 million respectively. Of the total advertising cost for the three and six months ended June 30, 2012, $11.9 million and $21.9 million were attributable to Google, Inc. and $4.3 million and $8.4 million were attributable to Yahoo!, respectively. During the three and six months ended June 30, 2011, approximately 68% and 64% respectively, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2011, advertising costs to drive consumers to our Local.com website were $7.6 million and $15.6 million respectively. Of the total advertising cost for the three and six months ended June 30, 2011, $5.7 million and $11.8 million were attributable to Google, Inc. and $1.4 million and $2.8 million were attributable to Yahoo!, respectively.

Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.

2.	Notes Receivable

During 2010, the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of June 30 2012, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

3.	Assets and liabilities held for sale and discontinued operations

As a result of the decision by the Company to sell all of the assets related to the Rovion business, all assets and liabilities to be sold were classified as held for sale in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011. The results of operations relating to the held for sale assets and liabilities have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. Assets and liabilities held for sale are valued at the lower of net depreciable value or net realizable value.

Assets and liabilities held for sale consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Goodwill	$1,169	$1,169
Intangible assets, net	581	789
Property and equipment, net	550	229

Assets held for sale	$2,300	$2,187

Accrued liabilities	$(40)	$—
Deferred revenue	(17)	(32)

Liabilities held for sale	$(57)	$(32)

The Company is actively marketing these assets and liabilities for sale and the Company’s results of discontinued operations will be affected by the disposal of properties related to discontinued operations to the extent that proceeds from the sale exceed or are less than net book value.

Revenue and pretax income (loss) related to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$204	$107	$373	$107

Pretax income (loss)	$(465)	$(474)	$(984)	$(474)
Provision (benefit) for income taxes	17	3	23	3

Income (loss) from discontinued operations (net of taxes)	$(482)	$(477)	$(1,007)	$(477)

All revenue from discontinued operations is part of the Company’s paid search segment.

4.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$6,053	$(3,727)	$2,326	4	$6,488	$(3,339)	$3,149	4
Non-compete agreements	138	(72)	66	2	153	(56)	97	2
Vendor-related	300	(100)	200	3	300	(50)	250	3
Customer-related	14,194	(12,269)	1,925	4	14,194	(11,149)	3,045	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(558)	142	4	700	(534)	166	4
License agreements	600	(570)	30	4	600	(75)	525	4

	$24,017	$(17,727)	$6,290		$24,467	$(15,634)	$8,833

As of June 30, 2012, a review of the Spreebird business unit’s intangible assets, current and forecasted operating results (Level 3 Fair Value Measurement) indicated that the carrying amount of these finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows. As a result, these finite-lived intangible assets were written down to their fair value, based on the sum of future discounted cash flows, resulting in an impairment charge of approximately $799,000 included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of operations. The impairment charge of $799,000 included $420,000 related to license agreements, $272,000 related to developed technology, $100,000 related to customer related intangible assets and $7,000 related to a non-compete agreement.

5.	Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The first step in determining if there is any goodwill impairment is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference. We engage an independent appraiser to assist management in the valuation. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. Due to lower than expected financial performance by the Spreebird business unit and a significant decrease in the market capitalization of comparable public companies during the second quarter of fiscal 2012, the Company determined that there were potential indicators of impairment at June 30, 2012. Goodwill was tested for impairment by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model (Level 3 Fair Value Measurement) and was written down to its estimated implied fair value, which was approximately $6.7 million as of June 30, 2012, resulting in an estimated impairment charge of approximately $5.5 million, which is included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of operations. The Company is still in the process of finalizing the goodwill impairment review of the Spreebird business unit and the impairment charge recorded in the second quarter 2012 was based on management’s best estimate at the time. Any adjustments to the impairment of goodwill, once the evaluation has been finalized, will be recorded in the third quarter 2012.

The change in the carrying amount of goodwill, using significant unobservable inputs, for the six months ended June 30, 2012 is as follows (in thousands):

	Spreebird Business unit	Other	Total
Balance at December 31, 2011	$12,169	$19,201	$31,370
Asset impairment	(5,500)	—	(5,500)

Balance at June 30, 2012	$6,669	$19,201	$25,870

6.	Website development costs and computer software developed for internal use

U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over its useful life. Capitalized website costs are included in property and equipment, net. During the second quarter 2012, the Company recorded an impairment charge of $152,000 relating to capitalized software of the Spreebird business unit.

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Additional capitalized website development costs	$557	$780	$1,247	$1,732
Amortization of capitalized website development costs	$(566)	$(425)	$(1,085)	$(806)

7.	Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) from continuing operations	$(8,865)	$(4,927)	$(11,542)	$(6,245)

Net income (loss) from discontinued operations	$(482)	$(477)	$(1,007)	$(477)

Denominator:
Denominator for historical basic calculation weighted average shares	22,086	21,254	22,084	20,750
Dilutive common stock equivalents:*
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for historical diluted calculation weighted average shares	22,086	21,254	22,084	20,750

Net income (loss) from continuing operations per share:
Historical basic net income (loss) from continuing operations per share	$(0.40)	$(0.23)	$(0.52)	$(0.30)

Historical diluted net income (loss) from continuing operations per share	$(0.40)	$(0.23)	$(0.52)	$(0.30)

Net income (loss) from discontinued operations per share:
Historical basic net income (loss) from discontinued operations per share	$(0.02)	$(0.02)	$(0.05)	$(0.02)

Historical diluted net income (loss) from discontinued operations per share	$(0.02)	$(0.02)	$(0.05)	$(0.02)

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.42)	$(0.25)	$(0.57)	$(0.32)

Historical diluted net income (loss) per share	$(0.42)	$(0.25)	$(0.57)	$(0.32)

*	For the three and six months ended June 30, 2012, potentially dilutive securities, which consist of options to purchase 4,508,173 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 per share were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.
*	For the three and six months ended June 30, 2011, potentially dilutive securities, which consist of options to purchase 4,257,792 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,477,936 shares of common stock at prices ranging from $4.32 to $8.09 per share were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

8.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Furniture and fixtures	$975	$935
Office equipment	513	496
Computer equipment	3,411	3,180
Computer software	10,516	9,659
Leasehold improvements	899	898

	16,314	15,168
Less accumulated depreciation and amortization	(8,815)	(7,150)

Property and equipment, net	$7,499	$8,018

9.	Interest and other income, net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$8	$15	$18	$32
Interest expense	(105)	(45)	(212)	(117)

Interest and other income (expense), net	$(97)	$(30)	$(194)	$(85)

10.	Credit facilities

On August 3, 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank, as amended by the First Amendment on March 28, 2012, and the Second Amendment on April 11, 2012. The Loan Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may borrow up to $3.0 million from the Facility at any time and up to $5.0 million from the Facility in any thirty day period of a calendar quarter, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12.0 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on August 3, 2013.

All amounts borrowed under the Facility are secured by a general security interest on our assets, except for our intellectual property, which we have instead agreed to remain unencumbered during the term of the Loan Agreement.

Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 2.0%. In connection with establishing the Facility, we incurred fees payable to Square 1 Bank of approximately $10,000. Additionally, there is an annual fee of $25,000 and an unused line fee equal to 0.25% of the unused line if less than 40% of the Facility is in use.

The Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Loan Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square 1 Bank has certain rights and remedies under the Loan Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of June 30, 2012, the Company is in compliance with all financial covenants.

On March 28, 2012, the Loan Agreement was amended to modify the borrowing base eligibility criteria under the Loan Agreement, to provide a five (5) day cure period for any Liquidity Ratio violations before any such violation would be deemed an Event of Default under the Agreement, and to establish certain Adjusted EBITDA financial covenant levels for fiscal 2012 pursuant to the Loan Agreement.

On April 12, 2012, the Loan Agreement was amended to modify the maximum allowable borrowings under the non-formula line by increasing the maximum to $5.0 million from $3.0 million under certain circumstances. Additionally, the Liquidity Ratio was redefined to provide that non-formula borrowings only require a 1.0:1.0 ratio, as opposed to a 1.25:1.0 ratio.

At the end of the second quarter, the Company had $8.0 million outstanding on the Facility. As of July 15, 2012, the Company had approximately $2.2 million available of the $4.0 million unused on the Facility.

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

The following is a summary of operating results from continuing operations and assets by business segment:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Daily Deals	Paid Search	Totals	Daily Deals	Paid Search	Totals
Segment revenue	$387	$26,685	$27,072	$1,070	$51,034	$52,104

Depreciation and amortization	$189	$1,538	$1,727	$374	$3,138	$3,512

Operating loss	$(6,687)	$(2,203)	$(8,890)	$(7,795)	$(3,562)	$(11,357)

Interest and other income (expense), net			(97)			(194)
Change in fair value of warrant liability			166			108
Provision for income taxes			(44)			(99)

Net income (loss) from continuing operations			$(8,865)			$(11,542)

Segment assets as of June 30, 2012				$7,810	$57,811	$65,621

Goodwill as of June 30, 2012				$6,669	$19,201	$25,870

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Daily Deals	Paid Search	Totals	Daily Deals	Paid Search	Totals
Segment revenue	$—	$15,477	$15,477	$—	$32,272	$32,272

Depreciation and amortization	$—	$1,835	$1,835	$—	$3,682	$3,682

Operating loss	$—	$(5,260)	$(5,260)	$—	$(8,071)	$(8,071)

Interest and other income (expense), net			(30)			(85)
Change in fair value of warrant liability			411			1,970
Provision for income taxes			(48)			(59)

Net income (loss) from continuing operations			$(4,927)			$(6,245)

Segment assets as of December 31, 2011				$15,092	$60,719	$75,811

Goodwill as of December 31, 2011				$12,169	$19,201	$31,370

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue by geographic region:
United States	$27,072	$15,477	$52,104	$32,272

Revenue by product:
Pay-Per-Click (PPC)	21,312	11,660	40,355	24,087
Subscription Advertising Products	723	857	1,438	1,820
Domain Sales and Services	1,396	1,447	2,993	3,320
Display and Banner Advertising Services	3,254	1,513	6,248	3,045
Spreebird Daily Deals	387	—	1,070	—

Total revenue	$27,072	$15,477	$52,104	$32,272

12.	Stock-based compensation

Stock option activity under the equity incentive plans during the six months ended June 30, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	5,005,584	$4.30
Granted	271,250	2.48
Exercised	(5,802)	1.78
Cancelled	(762,859)	3.77

Outstanding at June 30, 2012	4,508,173	$4.28	$337

Exercisable at June 30, 2012	2,696,031	$4.90	$237

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2012 and 2011, was $1.72 and $2.73 per option, respectively.

The aggregate intrinsic value of all options exercised during the six months ended June 30, 2012 and 2011, was $4,000 and $193,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2012:

	Options Outstanding
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price

$0.00 - $2.00	263,823	5.6 years	$1.56	263,823	$1.56
$2.01 - $3.00	1,075,562	6.4 years	2.38	91,093	2.32
$3.01 - $4.00	991,532	7.1 years	3.59	597,642	3.57
$4.01 - $5.00	1,062,512	5.1 years	4.60	859,886	4.63
$5.01 - $6.00	217,875	4.7 years	5.54	184,161	5.59
$6.01 - $7.00	548,943	7.1 years	6.17	360,252	6.21
$7.01 - $8.00	204,750	2.0 years	7.51	198,498	7.51
$8.01 - $9.00	62,500	3.5 years	8.90	60,000	8.92
$9.01 - $10.00	15,000	2.9 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	2.5 years	15.76	65,676	15.76

	4,508,173	5.9 years	$4.28	2,696,031	$4.90

Restricted stock unit activity under the 2011 Omnibus Plan for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	111,547	$2.29
Granted	273,048	2.25
Vested	—	—
Cancelled	(8,274)	2.29

Unvested at June 30, 2012	376,321	$2.26

Performance stock unit activity under the 2011 Omnibus Plan for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	—	$—
Granted	94,607	2.26
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2012	94,607	$2.26

Exercisable at June 30, 2012	94,607	$2.26

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.72%	1.88%	0.80%	1.92%
Expected lives (in years)	5.1 years	5.2 years	5.1 years	5.2 years
Expected dividend yield	None	None	None	None
Expected volatility	89.35%	85.35%	89.35%	85.35%

Total stock-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$18	$66	$40	$153
Sales and marketing	268	330	585	648
General and administrative	332	489	668	936
Research and development	49	106	100	225

Total stock-based compensation expense	$667	$991	$1,393	$1,962

Basic and diluted net stock-based compensation expense per share	$0.03	$0.05	$0.06	$0.09

13.	Warrants

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

Warrant activity for the six months ended June 30, 2012, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,497,936	$7.05
Issued	—	—
Exercised	—	—
Expired	(259,276)	5.00

Outstanding at June 30, 2012	1,238,660	$7.48

Exercisable at June 30, 2012	1,238,660	$7.48

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.00 - $ 4.99	20,000	2.3 years	$2.87	20,000	$2.87
$ 5.00 - $ 7.99	603,580	0.6 years	7.02	603,580	7.02
$ 8.00 - $ 8.99	615,080	1.6 years	8.09	615,080	8.09

	1,238,660	1.1 years	$7.48	1,238,660	$7.48

14.	Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Description	As of June 30, 2012	Significant Unobservable Inputs (Level 3)

Liabilities:
Warrant liability	$99	$99

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	As of December 31, 2011	Significant Unobservable Inputs (Level 3)

Liabilities:
Warrant liability	$207	$207

As of June 30, 2012, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the warrant liability was estimated at June 30, 2012, using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$8.09	$7.02
Risk-free interest rate	0.33%	0.16%
Expected lives (in years)	1.6 years	0.6 years
Expected dividend yield	None	None
Expected volatility	72.03%	46.50%

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2011	$207
Change in fair value of warrant liability	(108)

Balance at June 30, 2012	$99

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business Solutions business serves over 18,000 SMBs with a variety of digital media products. The products are sold primarily to telesales. Our sales efforts focus principally around our Exact Match product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. Over 16,000 of our direct SMB customers are using a legacy web hosting and/or listing solution and over 800 of our direct SMB customers are enrolled in our new Exact Match product. An average Exact Match subscription generates approximately the same monthly revenue as ten legacy customers. Our Business Solutions technologies also power a variety of platform products targeted towards larger businesses such as regional media publishers and ad agencies. We expect a large portion of our legacy web hosting and listing solution SMB customers to phase out in Q3 2012 with the remainder completely phased out by the end of 2012.

We launched Local.com in August of 2005 and our local syndication network in July 2007, which together form our Consumer Properties business. We have completed a number of acquisitions in order to broaden our product portfolio, diversify our revenue streams and serve new markets. In the third quarter of 2010, we acquired Octane360 which included the initial version of our Exact Match digital media suite. In the second quarter of 2011, we acquired Krillion, Inc., which provides us with a robust real-time local product search platform that enables us to provide consumers with real-time, in-stock product availability at local retailers. We also acquired the assets of Rovion, Inc. in the second quarter of 2011 and have since decided to sell all such assets. Also in the second quarter of 2011we launched our Spreebird daily deals business. In the third quarter of 2011, we acquired Screamin Media Group, Inc., a competitor to our daily deals business, as part of our effort to expand our daily deals business. We regularly develop and deploy new products and product features based on our powerful technology platform, for which we have 9 issued patents and 11 pending. We have a long-term focus on building three key drivers for our business – traffic, technology and advertisers. Our traffic is at record levels, our technology platform has been dramatically expanded, and we are generating record revenues from our own direct customers. We believe we can continue to grow through our own efforts and the acquisition of complementary businesses and technologies intended to accelerate our growth.

Recent Developments

On March 28, 2012, we entered into the First Amendment to the Loan and Security Agreement with Square One Bank, which amends the Loan and Security Agreement by and between us and Square One Bank dated August 3, 2011 (“Loan Agreement”). The First Amendment to the Loan Agreement modifies the borrowing base eligibility criteria under the Loan Agreement, provides a five (5) day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Loan Agreement, and establishes certain Adjusted EBITDA financial covenant, as defined, levels for fiscal 2012 pursuant to the Loan Agreement. On April 11, 2012, we entered into the Second Amendment to Loan Agreement with Square One Bank, which amends the Loan Agreement by and among the Company and Square One Bank dated August 3, 2011. The Second Amendment of the Loan Agreement modifies the maximum allowable borrowings under the non-formula line by increasing the maximum to $5.0 million from $3.0 million under certain circumstances. Additionally, it redefines the liquidity ratio to provide that non-formula borrowings only require a 1.0:1.0 ratio, rather than the 1.25:1.0 ratio.

During the second quarter 2012 we decided to sell all assets relating to the Rovion business. The Rovion business, which is considered a usage model, did not align with the Company’s intent to become both a local media publisher and local advertising sales and marketing organization. These assets are actively being marketed and all operating results related to these assets have been classified as discontinued operations in the Consolidated Statements of Operations.

At June 30, 2012, we performed an impairment valuation of goodwill as it relates to the Spreebird business unit. The evaluation was triggered by the continued decline in the market capitalization of comparable public companies and lower than expected financial performance of the Spreebird business unit during the second quarter of 2012. The evaluation resulted in an estimated impairment charge of $5.5 million to goodwill. During the second quarter of 2012 we also recorded an impairment charge relating to intangible assets and capitalized software of the Spreebird business unit for $799,000 and $152,000, respectively.

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

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and six months ended June 30, 2012, approximately 62%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2012, advertising costs to drive consumers to our Local.com website were $16.7 million and $31.2 million respectively. Of the total advertising cost for the three and six months ended June 30, 2012, $11.9 million and $21.9 million were attributable to Google, Inc. and $4.3 million and $8.4 million were attributable to Yahoo!, respectively. During the three and six months ended June 30, 2011, approximately 68% and 64% respectively, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2011, advertising costs to drive consumers to our Local.com website were $7.6 million and $15.6 million respectively. Of the total advertising cost for the three and six months ended June 30, 2011, $5.7 million and $11.8 million were attributable to Google, Inc. and $1.4 million and $2.8 million were attributable to Yahoo!, respectively.

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

During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010 the Company did not enter into any significant multiple deliverable arrangements.

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

As of June 30, 2012 and December 31, 2011, two customers, Yahoo! and Google represented 58% and 47% of our total accounts receivable, respectively. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The first step in determining if there is any goodwill impairment is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference. We engage an independent appraiser to assist management in the valuation. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. Due to lower than expected financial performance by the Spreebird business unit and a significant decrease in the market capitalization of comparable public companies during the second quarter of fiscal 2012, the Company determined that there were potential indicators of impairment at June 30, 2012. Goodwill was tested for impairment by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model (Level 3 Fair Value Measurement) and was written down to its estimated implied fair value, which was approximately $6.7 million as of June 30, 2012, resulting in an estimated impairment charge of approximately $5.5 million, which is included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of operations. As of June 30, 2012, a review of the Spreebird business unit’s intangible assets, current and forecasted operating results (Level 3 Fair Value Measurement) indicated that the carrying amount of these finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows. As a result, these finite-lived intangible assets were written down to their fair value, based on the sum of future discounted cash flows, resulting in an impairment charge of approximately $799,000 included in Impairment of goodwill and intangible assets in the accompanying consolidated statements of operations. The Company is still in the process of finalizing the goodwill impairment review of the Spreebird business unit and the impairment charge recorded in the second quarter 2012 was based on management’s best estimate at the time. Any adjustments to the impairment of goodwill, once the evaluation has been finalized, will be recorded in the third quarter 2012.

Stock Based Compensation

Total stock-based compensation expense recognized for the three and six months ended June 30, 2012 and 2011, is as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$18	$66	$40	$153
Sales and marketing	268	330	585	648
General and administrative	332	489	668	936
Research and development	49	106	100	225

Total stock-based compensation expense	$667	$991	$1,393	$1,962

Basic and diluted net stock-based compensation expense per share	$0.03	$0.05	$0.06	$0.09

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	73.8	69.8	71.7	67.5
Sales and marketing	17.1	26.9	19.8	23.0
General and administrative	10.3	21.3	10.0	18.3
Research and development	4.7	8.8	4.7	8.9
Amortization of intangibles	3.0	7.3	3.3	7.2
Impairment of goodwill and intangible assets	23.8	—	12.4	—

Total operating expenses	132.8	134.0	121.8	125.0

Operating income (loss)	(32.8)	(34.0)	(21.8)	(25.0)
Interest and other income (expense), net	(0.4)	(0.2)	(0.4)	(0.3)
Change in fair value of warrant liability	0.6	2.7	0.2	6.1

Income (loss) from continuing operations before income taxes	(32.6)	(31.5)	(22.0)	(19.2)
Provision for income taxes	0.2	0.3	0.2	0.2

Net income (loss) from continuing operations	(32.7)	(31.8)	(22.2)	(19.4)
Income (loss) from discontinued operations (net of taxes)	(1.8)	(3.1)	(1.9)	(1.5)
Net income (loss)	(34.5)%	(34.9)%	(24.1)%	(20.8)%

Three and six months ended June 30, 2012 and 2011

Revenue (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2012	(*)	2011	(*)	change	2012	(*)	2011	(*)	change
Owned and operated	$20,478	75.6%	$9,502	61.4%	115.5%	$38,451	73.8%	$19,744	61.2%	94.7%
Network	4,114	15.2%	3,716	24.0%	10.7%	8,328	16.0%	7,439	23.1%	12.0%
Business solutions	2,480	9.2%	2,259	14.6%	9.8%	5,325	10.2%	5,089	15.8%	4.6%

Total revenue	$27,072	100.0%	$15,477	100.0%	74.9%	$52,104	100.0%	$32,272	100.0%	61.5%

(*)	– Percent of total revenue

Owned and operated revenue for the three and six months ended June 30, 2012, increased 115.5% and 94.7%, respectively, compared to the same periods in 2011. The increase in revenue for the three and six months ended June 30, 2012, compared to the same period in 2011 is a combination of increased traffic to our Local.com website, together with an increase in monetization as our revenue per thousand visitors (“RKV”) increased to $299 and $292, respectively for the three and six months ended June 30, 2012, from $193 and $203, respectively for the three and six months ended June 30, 2011. The increase in RKV was primarily a result of changes made to our advertising partner relationships. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The lower RKV for the three and six months ended June 30, 2011, was primarily due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. Starting in August 2011 we entered into a new advertising partner relationship that resulted in a significant increase in monetization of traffic to our owned and operated properties. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The increase in traffic to our owned and operated properties are the result of higher cost of revenues to attract users as well as increased organic search traffic over the same period.

As noted above, in August 2011 we entered into an agreement with a new advertising partner. The revenue generated from such partner has been subject to seasonality, which has similarly subjected all of our owned and operated revenue results to seasonality. As such, we believe that owned and operated revenue is expected to be seasonally lower for the third quarter 2012 and higher in the fourth quarter of 2012.

Network revenue for the three and six months ended June 30, 2012, increased 10.7% and 12.0%, compared to the same periods in 2011. The increase is primarily due to increased traffic to our network partner websites and the increase in revenue per click (“RPC”) from our advertising partner feed. The increase in traffic is a combination of increased cost of revenues to attract users to the network partner sites together with an increase in organic traffic over the same period.

Business Solutions revenue for the three and six months ended June 30, 2012, increased 9.8% and 4.6%, respectively compared to the same periods in 2011. The increase in revenue is due to an increase in revenue from our Exact Match product suite together with the inclusion of revenue from our newly acquired Spreebird business. The increase is partially offset by the continued decline in the small business subscribers from 35,000 at June 30, 2011 to 16,000 at June 30, 2012. The decrease in the small business subscriber base is due to the natural attrition of the current subscriber bases, subject to prior contractual commitments, as well as the Company’s decision to suspend acquisitions of LEC-billed subscriber bases in order to concentrate resources around the Exact Match product suite powered by our acquired Octane360 platform and investment in our new Spreebird daily deals business. As a result, we anticipate revenue from our existing subscribers to continue to decline.

We currently maintain a billing relationship with certain third parties that bill a portion of our legacy subscribers for us via LECs. For the three months ended June 30, 2012, our legacy subscribers represented revenue of approximately $1.4 million, a decline of 24% from the three months ended June 30, 2011, revenue derived from our legacy subscribers of $1.9 million. For the six months ended June 30, 2012, our legacy subscribers represented revenue of approximately $3.0 million, a decline of 29% from the six months ended June 30, 2011, revenue derived from our legacy subscribers of $4.2 million. Since our decision to suspend the acquisition of new LEC-billed customers in the fourth quarter of fiscal 2010, subject to existing contractual obligations, we have experienced a natural and expected churn in these legacy subscribers resulting in a fairly predictable reduction in our total legacy subscription customers on a quarter to quarter basis. In April 2012, we were advised that certain of our third party billing partners had received notification that certain LECs would no longer provide billing services for our products and services with respect to these legacy subscribers as of September and December 2012, respectively. In August 2012, our billing partner, LaRoss Partners, provided notice to us that such suspension of billing services would occur in September and December 2012. As such, we expect that the inability to bill our legacy subscribers via LECs will reduce revenue for the second half of 2012 by approximately $666,000 and net income for the second half of 2012 by approximately $634,000. The impact to our revenues after fiscal 2012 would continue to decline as a result of the natural churn which would have occurred in the absence of these actions by the LECs. We remain focused on selling our new products from our Exact Match product suite, which are billed via credit card and are entirely unaffected by LEC billing. As of June 30, 2012, we had 828 Exact Match customers which are billed monthly at an average charge that is approximately 10 times as much as one legacy subscription customer. There can be no assurance that our efforts to secure new Exact Match customers will be capable of offsetting the revenue and net income losses we from the loss of our revenue and net income by our legacy subscribers.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2012	(*)	2011	(*)	change	2012	(*)	2011	(*)	change
Revenue from internal and outsourced sales	$1,436	57.9%	$779	34.5%	84.3%	$3,201	60.1%	$1,603	31.5%	99.7%
Revenue from acquired bases	1,044	42.1%	1,480	65.5%	-29.5%	2,124	39.9%	3,486	68.5%	-39.1%

Total sales and advertiser services revenue	$2,480	100.0%	$2,259	100.0%	9.8%	$5,325	100.0%	$5,089	100.0%	4.6%

Based on the above, total revenue for the three and six months ended June 30, 2012, increased 74.9% and 61.5%, respectively, compared to the same periods in 2011.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
Google, Inc	48.3%	0.0%	46.7%	0.0%
Yahoo! Inc.	17.3%	33.6%	17.5%	35.4%
SuperMedia Inc.	1.6%	21.5%	1.8%	22.1%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change
Cost of revenues	$19,990	73.8%	$10,798	69.8%	85.1%	$37,335	71.7%	$21,786	67.5%	71.4%
Sales and marketing	$4,628	17.1%	$4,158	26.9%	11.3%	$10,291	19.8%	$7,435	23.0%	38.4%
General and administrative	$2,799	10.3%	$3,291	21.3%	(14.9)%	$5,185	10.0%	$5,907	18.3%	(12.2)%
Research and development	$1,275	4.7%	$1,358	8.8%	(6.1)%	$2,456	4.7%	$2,885	8.9%	(14.9)%
Amortization of intangibles	$819	3.0%	$1,132	7.3%	(27.7)%	$1,743	3.3%	$2,330	7.2%	(25.2)%
Asset impairment	$6,451	23.8%	$—	—%	NM	$6,451	12.4%	$—	NM	NM

Total operating expenses	$35,962	132.8%	$20,737	134.0%	73.4%	$63,461	121.8%	$40,343	125.0%	57.3%

Cost of revenues

Cost of revenues for the three and six months ended June 30, 2012, increased by 85.1% and 71.4%, respectively, compared to the same periods in 2011. The increase during the three and six months ended June 30, 2012 compared to the same periods in 2011 is due to an increase in traffic acquisition costs associated with driving consumers to our Local.com website. Costs incurred related to the Daily Deals segment was immaterial for the three and six months ended June 30, 2012.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2012, increased 11.3% and 38.4%, respectively, compared to the same periods in 2011. The increase was primarily due to higher personnel-related costs due to increased costs related to the two acquisitions completed during the second and third quarter of 2011 together with our continued efforts in expanding our sales force. Included in sales and marketing expense for the three and six months ended June 30, 2012 is $637,000 million and $2.4 million, respectively, relating to the Daily Deals segment, which commenced operations in May 2011.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2012, decreased by 14.9% and 12.2%, respectively, compared to the same periods in 2011. The decrease was mainly due to a decrease in compensation expense for the quarter, partially offset by an increase in personnel related cost due to acquisitions. Costs incurred related to the Daily Deals segment was immaterial for the three and six months ended June 30, 2012.

Research and development

Research and development expenses for the three and six months ended June 30, 2012, decreased by 6.1% and 14.9%, respectively, compared to the same periods in 2011. The decrease is mainly due to our effort to reduce technology related costs together with a larger percentage of total technology related cost being capitalized as we invest in improving existing and newly acquired technologies.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expense	$1,275	$1,358	$2,456	$2,885
Capitalized website development costs	$557	$780	$1,247	$1,732
Amortization of capitalized website development costs	$(566)	$(425)	$(1,085)	$(806)

Amortization of intangibles

Amortization of intangibles expense was $819,000 and $1.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.1 million and $2.3 million for the same periods in 2011. The decrease in amortization expense was primarily due to our decision to suspend subscriber acquisitions of customer-related intangible assets in 2010, except where prior contractual commitments exist. The customer-related intangible assets purchased in 2010 are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. This was partially offset by an increase in other intangible asset amortization expense from the three acquisitions during the second and third quarter of 2011. Some of the Company’s third party billing providers have been notified of the possibility that certain LECs will not be provide billing services for our products and services with respect to these small business subscriber relationships. The Company will evaluate and adjust the amortization of the effected small business subscriber relationships intangible assets to its remaining useful lives based on these changes.

Impairment of goodwill and intangible assets

During the quarter we recorded an impairment charge of $6.5 million, which consisted of the impairment of goodwill, intangible assets and capitalized software related to the Spreebird business unit.

Interest and other income (expense), net

Interest and other income (expense), net were ($97,000) and ($194,000) for the three and six months ended June 30, 2012, respectively, compared to ($30,000) and ($85,000) for the same periods in 2011. The increase is due to a balance of $8.0 million outstanding on the Square 1 Bank line of credit while the Company only had $7.0 million outstanding for a portion of the first quarter 2011 on the previous line of credit with Silicon Valley Bank.

Provision for income taxes

Provision for income taxes was $44,000 and $99,000 for the three and six months ended June 30, 2012 and $48,000 and $59,000 for the three and six months ended June 30, 2011. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$7,103	$10,394

Working capital	$(939)	$1,540

Cash flow highlights (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(1,481)	$(1,416)
Net cash used in investing activities	(1,816)	(9,284)
Net cash provided by financing activities	6	11,103

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $7.1 million as of June 30, 2012, and $10.4 million as of December 31, 2011. We had a working capital deficit of ($939,000) as of June 30, 2012, and working capital of $1.5 million as of December 31, 2011. As of June 30, 2012, we had a total of $8.0 million outstanding on the revolving credit facility with Square 1 Bank. The decrease in working capital is largely due to a decrease in cash of approximately $3.3 million, which was mainly due to the payment of expenses accrued for at December 31, 2011, and capital expenditures during the first two quarters of 2012. This decrease was partially offset by the timing of payments to vendors and cash receipts from customers. Working capital excludes the warrant liability and includes assets and liabilities held for sale.

Net cash used in operating activities was $1.5 million for the six months ended June 30, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability and asset impairment) used was approximately $913,000, and changes in operating assets and liabilities used cash of $568,000 for the six months ended June 30, 2012. Net cash used in operating activities was $1.4 million for the six months ended June 30, 2011. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability and asset impairment) used was approximately $2.9 million. Changes in operating assets and liabilities provided cash of $1.5 million.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the six months ended June 30, 2012, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net income (loss)	$(12,549)	$(6,722)	$(5,827)
Non-cash (1)	11,636	3,782	7,854

Subtotal	(913)	(2,940)	2,027
AR, AP and Other	(568)	1,524	(2,092)

Net cash (used in) provided by operations	$(1,481)	$(1,416)	$(65)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, asset impairment, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2012, and consisted of $1.8 million of capital expenditures, primarily related to website development costs. There was no material financing activities for the six months ended June 30, 2012.

Net cash used in investing activities was $9.3 million for the six months ended June 30, 2011, and consisted of $2.0 million for capital expenditures, $6.2 million acquisition related costs and $0.5 million for purchases of customer-related intangible assets. Net cash provided by financing activities was $11.1 million for the six months ended June 30, 2011, primarily consisted of $18.2 million from a public offering of our common stock partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility with Silicon Valley Bank.

During the second half of 2011 and continuing through the first half of 2012, we were able to reduce our operating losses through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our O&O and Network properties. These changes resulted in a significant improvement in monetization compared to the prior quarters. Part of the improvement related to a new significant ad partner which was effective August 1, 2011. The full quarter impact of these improvements was realized in the fourth quarter 2011 and has improved during the first half of 2012. These improvements were partially offset by a decrease in revenues from one of our advertising partners due to certain contract amendments. We believe that our new advertising relationship will, in time compensate for the loss of these revenues. We have also been able to increase traffic to our O&O and Network sites resulting in record traffic for the past twelve months. Although we have increased investments in recently acquired businesses, much of the investment became discretionary marketing spend beginning in the second quarter of 2012, and is accordingly now controlled based on available working capital. Management believes that now that it is able to control its discretionary marketing spend the trend of cash provided by operating activities will continue. Management further believes that based upon projected operating needs, cash from operations and availability on our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. If the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to the Company in the future or that the required capital would be available on terms acceptable to the Company, if at all, or that any such activity would not be dilutive to our stockholders.

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

From time to time we may initiate or be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims seeking to enforce our intellectual property rights, claims that allege we infringe the intellectual property rights of another party and claims arising in connection in the ordinary course of business. Other than the litigations discussed below, we are not currently a party to any material legal proceedings.

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

Bernstein Litigation

On March 22, 2012, a putative class action lawsuit was filed in the United States District Court for the Southern District of California against Local.com Corporation, by Matthew Bernstein and other alleged to be similarly situated. The complaint alleges that Local.com Corporation violated California Penal Code Section 632 by allegedly recording a conversation with Plaintiff Bernstein without his consent, as well as similar claims such as alleged invasion of privacy, alleged negligence, and alleged unlawful, fraudulent and unfair business acts. The complaint was dismissed without prejudice on May 21, 2012.

Fry’s Electronics Litigation

On June 18, 2012, we filed a lawsuit against Fry’s Electronics, Inc. (“Fry’s”) alleging that Fry’s violates our registered U.S. Patent No. 7,062,453, which is entitled “Methods and systems for dynamic networked commerce architecture.” The lawsuit was filed in the Central District of California. We are seeking an injunction against Fry’s and an award of damages in an amount to be determined at trial, as well as attorney’s fees. There can be no guarantees as to the outcome of the litigation.

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

We currently maintain a billing relationship with certain third parties that bill some of our monthly subscription customers for us through each customer’s LEC. These third parties are approved to bill our products and services directly on most of our monthly subscription customers’ local telephone bills through their LEC, commonly referred to as their local telephone company. In fiscal 2011, approximately 83% of our monthly subscription customers were billed via LEC billing and revenue from LEC billing represented 10% of our total revenue in fiscal 2011 . The existence of the LECs is the result of federal legislation. As such, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent the ability of our third-party partners to use the LECs to bill our monthly subscription customers. Similarly, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, our third-party billing partners have historically been affected by the LECs’ internal policies. With respect to many LECs, such policies are becoming more stringent. In April 2012, we became aware that certain of our third party billing partners had received notices from their partners that certain LECs would no longer be accepting billing for our products and services on our monthly subscription customers’ local telephone bills. On August 8, 2012, we received a notice from our billing partner, LaRoss Partners that they would not be able to bill approximately 70% of our legacy monthly subscribers historically billed through LEC after August 2012. Further, based on information presently available to us, we believe that in December 2012, the remaining approximately 30% of our legacy monthly subscription customers billed via LEC billing or 4,100 of our total monthly subscription customers will be impacted by these decisions. If we are unable to bill our monthly subscription customers, our results will be negatively impacted. We estimate that the impact after the effectiveness of these actions will be a loss starting at approximately $257,000 per month in revenue and $200,000 per month in net income both of which would decrease over time with expected churn. These changes could also impact the collectability of our LEC related receivables in the future. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills will increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our consolidated financial condition and results of operations.

Our ability to efficiently bill our monthly subscription customers depends upon our third-party billing partners.

We currently depend upon our third-party billing partners to efficiently bill and collect monies through LEC billing. We currently have agreements with two third-party billing partners. Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations. In April 2012, we became aware that certain of our third party billing partners had received notices from their partners that certain LECs would no longer be accepting billing for our products and services on our monthly subscription customers’ local telephone bills. On August 8, 2012, we received a notice from our billing partner, LaRoss Partners that they would not be able to bill approximately 70% of our legacy monthly subscribers historically billed through LEC after August 2012. As such, in August 2012, approximately 12,000 of our total monthly subscription customers will be impacted by these decisions. Further, based on information presently available to us, we believe that in December 2012, the remaining approximately 30% of our legacy monthly subscription customers billed via LEC billing or 4,100 of our total monthly subscription customers will be impacted by these decisions. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills will increase the churn rate of our existing monthly subscription customers and will have a material adverse impact on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6. Exhibits

Exhibit Number	Description

1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1(2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1(7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(8)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.2(9)†	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.3(10)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4(11)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.5(11)†	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.6(12)†	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.7(13)†	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.8(13)†	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.9(13)†	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.10(14)#	2011 Omnibus Incentive Plan, as amended.

10.11(15)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	To be filed by amendment.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(14)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 12, 2012.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL.COM CORPORATION

August 9, 2012	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

August 9, 2012	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

1.1(1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1(2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2(5)	Amended and Restated Bylaws of the Registrant.

3.3(6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

4.1(7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(8)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.2(9)†	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.3(10)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4(11)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.5(11)†	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.6(12)†	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.7(13)†	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.8(13)†	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.9(13)†	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.10(14)#	2011 Omnibus Incentive Plan, as amended.

10.11(15)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	To be filed by amendment.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(14)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 12, 2012.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.