Form 10-Q
period 2012-09-30
LOCAL Corp
filed 2012-11-09
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-34197

LOCAL CORPORATION

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

As of October 31, 2012, there were 22,118,217 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$3,706	$10,394
Restricted cash	42	10
Accounts receivable, net of allowances of $553 and $550, respectively	13,954	13,456
Notes receivable - current portion	392	392
Prepaid expenses and other current assets	518	732
Assets held for sale	2,517	2,187

Total current assets	21,129	27,171

Property and equipment, net	7,116	8,018
Goodwill	25,870	31,370
Intangible assets, net	4,426	8,833
Long-term portion of note receivable	183	350
Deposits	60	69

Total assets	$58,784	$75,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,156	$12,193
Accrued compensation	968	2,152
Deferred rent	485	551
Warrant liability	34	207
Other accrued liabilities	1,421	2,422
Revolving line of credit	7,627	8,000
Deferred revenue	229	281
Liabilities held for sale	49	32

Total current liabilities	22,969	25,838

Deferred income taxes	265	265

Total liabilities	23,234	26,103

Commitments, contingencies and subsequent events

Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; 22,095 and 22,082 issued and outstanding, respectively	—	—
Additional paid-in capital	121,261	119,068
Accumulated deficit	(85,711)	(69,360)

Stockholders’ equity	35,550	49,708

Total liabilities and stockholders’ equity	$58,784	$75,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$24,771	$20,688	$76,875	$52,960

Operating Expenses:
Cost of revenues	18,463	12,487	55,798	34,273
Sales and marketing	4,152	5,905	14,443	13,340
General and administrative	2,522	2,975	7,706	8,882
Research and development	1,227	1,511	3,684	4,396
Amortization of intangibles	1,865	1,255	3,608	3,585
Impairment of goodwill and intangible assets	—	—	6,451	—

Total operating expenses	28,229	24,133	91,690	64,476

Operating income (loss)	(3,458)	(3,445)	(14,815)	(11,516)
Interest and other income (expense), net	(131)	(227)	(325)	(312)
Change in fair value of warrant liability	65	513	173	2,483

Income (loss) from continuing operations before income taxes	(3,524)	(3,159)	(14,967)	(9,345)
Provision for income taxes	22	47	121	107

Net income (loss) from continuing operations	(3,546)	(3,206)	(15,088)	(9,452)
Income (loss) from discontinued operations (net of taxes)	(256)	(825)	(1,263)	(1,301)

Net income (loss)	$(3,802)	$(4,031)	$(16,351)	$(10,753)

Per share data:

Basic net income (loss) per share from continuing operations	$(0.16)	$(0.15)	$(0.68)	$(0.45)

Basic net income (loss) per share from discontinued operations	$(0.01)	$(0.04)	$(0.06)	$(0.06)

Basic net income (loss) per share	$(0.17)	$(0.18)	$(0.74)	$(0.51)

Diluted net income (loss) per share from continuing operations	$(0.16)	$(0.15)	$(0.68)	$(0.45)

Diluted net income (loss) per share from discontinued operations	$(0.01)	$(0.04)	$(0.06)	$(0.06)

Diluted net income (loss) per share	$(0.17)	$(0.18)	$(0.74)	$(0.51)

Basic weighted average shares outstanding	22,092	21,940	22,087	21,151
Diluted weighted average shares outstanding	22,092	21,940	22,087	21,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(16,351)	$(10,753)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	6,581	5,981
Provision for doubtful accounts	138	25
Stock-based compensation expense	2,176	2,948
Change in fair value of warrant liability	(173)	(2,483)
Impairment of goodwill and intangible assets	6,451	—
Changes in operating assets and liabilities:
Accounts receivable	(636)	(871)
Note receivable	167	200
Prepaid expenses and other	223	821
Accounts payable and accrued liabilities	(2,248)	789
Deferred revenue	(75)	1,152

Net cash (used in) provided by operating activities	(3,747)	(2,191)

Cash flows from investing activities:
Capital expenditures	(2,553)	(3,144)
Increase in restricted cash	(32)	—
Issuance of notes receivable	—	(1,085)
Proceeds from notes receivable	—	1,085
Acquisitions, net of cash acquired	—	(15,969)
Purchases of intangible assets	—	(762)

Net cash used in investing activities	(2,585)	(19,875)

Cash flows from financing activities:
Proceeds from the exercise of options	22	170
Proceeds from the public offering of common stock	—	18,227
Payment of revolving credit facility	(1,373)	(7,000)
Proceeds from revolving credit facility	1,000	8,000
Payment of financing related costs	(5)	(291)

Net cash (used in) provided by financing activities	(356)	19,106

Net increase (decrease) in cash	(6,688)	(2,960)
Cash, beginning of the period	10,394	13,079

Cash, end of the period	$3,706	$10,119

Supplemental cash flow information:
Interest paid	$320	$136

Income taxes paid	$12	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of over 1,000 third-party U.S. regional media websites (collectively, “Network”). We provide a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these customers to reach consumers both on our Consumer Properties, as well as on the major search engines (collectively, “Business Solutions”) and we also enable third parties to distribute their advertiser listings on our Consumer Properties, for which we generate ad revenues. We generate revenue from performance ad units such as daily deals, pay-per-click, pay-per-call and lead generation, subscription ad units, and Cost per Thousand Impressions (“CPM”) ad units, among others.

Our Consumer Properties serve over 30 million consumers each month. We use patented and proprietary search technologies and systems to provide users of our O&O websites and our Network with relevant search results for local businesses, products and services, incorporating daily deals, event information, ratings and reviews, driving directions and more. By distributing this information across our Consumer Properties, we are able to reach users that our direct advertisers and advertising partners desire to reach.

Our Business Solutions business serves over 7,000 SMB’s with a variety of digital media products. The products are sold primarily via telesales. Our sales efforts focus principally around our Launch by Local product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. Over 6,000 of our direct SMB customers use a legacy web hosting and/or listing solution and approximately 900 of our direct SMB customers are enrolled in our new Launch by Local product. An average Launch by Local subscription generates approximately the same monthly revenue as six legacy customers. Our Business Solutions technologies also power a variety of platform products targeted towards larger businesses such as regional media publishers and ad agencies. We expect our legacy web hosting and listing solution SMB customers to phase out by the end of 2012.

On September 14, 2012, the Company changed its name from Local.com Corporation to Local Corporation. The Company amended its Amended and Restated Certificate of Incorporation in connection with a merger of a wholly-owned subsidiary of the Company with and into the Company in accordance with Section 253 of the Delaware General Corporation Law.

Principles of consolidation and basis of presentation

Our condensed consolidated financial statements include the accounts of Local Corporation and its wholly-owned subsidiaries, Krillion, Inc. and Screamin Media Group, Inc (“SMG”). All intercompany balances and transactions were eliminated. We have evaluated all subsequent events through the date the condensed consolidated financial statements were issued.

The unaudited interim condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, included herein, have been prepared by us, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to the Rovion business, the Company has reclassified and presented all related historical financial information as it relates to these assets and liabilities as “discontinued operations” in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss). The Rovion business was sold on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months.

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

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. The Company’s third party billing providers were notified that certain Local Exchange Carrier’s (“LEC’s”) would not be providing billing services for our products and services with respect to these small business subscriber relationships. In the third quarter 2012, the Company accelerated amortization relating to these small business subscriber relationships intangible assets based on the expected remaining future cash flows. The effect of such accelerated amortization on third quarter 2012 results was approximately $1.2 million.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and nine months ended September 30, 2012, approximately 61% and 62%, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2012, advertising costs to drive consumers to our Local.com website were $15.2 million and $46.4 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2012, $10.3 million and $32.1 million were attributable to Google, Inc. and $4.3 million and $12.7 million were attributable to Yahoo!, respectively. During the three and nine months ended September 30, 2011, approximately 68% and 66% respectively, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2011, advertising costs to drive consumers to our Local.com website were $9.4 million and $25.0 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2011, $6.6 million and $18.4 million were attributable to Google, Inc. and $1.3 million and $4.1 million were attributable to Yahoo!, respectively.

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

In May 2011, the FASB issued an accounting standard update that changes certain fair value measurement principles and enhances the disclosure requirements, particularly Level 3 fair value measurements. The Company adopted this accounting literature effective January 1, 2012. The adoption is only related to disclosures in the Company’s condensed consolidated financial statements and accordingly did not have any impact on the condensed consolidated results of operations or financial position.

2.	Notes Receivable

During 2010, the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of September 30, 2012, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

3.	Assets and liabilities held for sale and discontinued operations

As a result of the decision by the Company to sell all of the assets related to the Rovion business, all assets and liabilities to be sold were classified as held for sale in the accompanying condensed consolidated balance sheets at September 30, 2012 and December 31, 2011. The results of operations relating to the held for sale assets and liabilities have been reclassified to discontinued operations in the condensed consolidated statements of operations for all periods presented. Assets and liabilities held for sale are valued at the lower of net depreciable value or net realizable value.

Assets and liabilities held for sale consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Goodwill	$1,169	$1,169
Intangible assets, net	581	789
Property and equipment, net	767	229

Assets held for sale	$2,517	$2,187

Accrued liabilities	$(38)	$—
Deferred revenue	(11)	(32)

Liabilities held for sale	$(49)	$(32)

The Company actively marketed these assets and liabilities for sale during the quarter and the Company’s results of discontinued operations will be affected by the disposal of properties related to the discontinued operations to the extent that proceeds from the sale exceed or are less than net book value. The Rovion business was sold on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months.

Revenue and pretax income (loss) related to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$179	$189	$553	$296

Pretax income (loss)	$(256)	$(825)	$(1,240)	$(1,298)
Provision (benefit) for income taxes	—	—	23	3

Income (loss) from discontinued operations (net of taxes)	$(256)	$(825)	$(1,263)	$(1,301)

All revenue from discontinued operations is part of the Company’s paid search segment.

4.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$7,238	$(5,159)	$2,079	4	$6,488	$(3,339)	$3,149	4
Non-compete agreements	153	(97)	56	2	153	(56)	97	2
Vendor-related	300	(125)	175	3	300	(50)	250	3
Customer-related	14,344	(13,974)	370	0.3	14,194	(11,149)	3,045	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	900	(771)	129	4	700	(534)	166	4
License agreements	600	(584)	16	4	600	(75)	525	4

	$25,567	$(21,141)	$4,426		$24,467	$(15,634)	$8,833

As of June 30, 2012, a review of the Spreebird business unit’s intangible assets, current and forecasted operating results (Level 3 Fair Value Measurement) indicated that the carrying amount of these finite-lived intangible assets may not be recoverable from the sum of future undiscounted cash flows. As a result, these finite-lived intangible assets were written down to their fair value, based on the sum of future discounted cash flows, resulting in an impairment charge of approximately $799,000 included in Impairment of goodwill and intangible assets in the accompanying condensed consolidated statements of operations. The impairment charge of $799,000 included $420,000 related to license agreements, $272,000 related to developed technology, $100,000 related to customer related intangible assets and $7,000 related to a non-compete agreement. In determining the fair value of the Spreebird developed technology and vendor relationships intangible assets, the Company used the replacement cost approach. Unobservable inputs used in determining the fair value included remaining useful lives of two years and an income tax rate of approximately 20 percent. The Spreebird subscriber relationship intangible assets fair value was determined using the income approach and unobservable inputs used included a remaining useful life of two years, an income tax rate of 20 percent and a 30 percent discount rate. The fair value of the Spreebird license agreement intangible asset was determined using the market approach which included the use of unobservable inputs such as a remaining useful life of four year, an income tax rate of 20 percent, a discount rate of 30 percent and a royalty rate of 0.5 percent. No additional impairment charges were recorded in the third quarter 2012. However, accelerated amortization of customer related balances of approximately $1.2 million was recognized in the third quarter of 2012 given the reduced subscriber activity associated with the LEC business.

5.	Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The first step in determining if there is any goodwill impairment is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference. We engage an independent appraiser to assist management in the valuation. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. Due to lower than expected financial performance by the Spreebird business unit and a significant decrease in the market capitalization of comparable public companies during the second quarter of fiscal 2012, the Company determined that there were potential indicators of impairment at June 30, 2012. Goodwill was tested for impairment by estimating the fair value of the reporting unit using a consideration of market multiples (Level 3 Fair Value Measurement) and was written down to its estimated implied fair value, which was approximately $6.7 million as of June 30, 2012, resulting in an estimated impairment charge of approximately $5.5 million, which is included in Impairment of goodwill and intangible assets in the accompanying condensed consolidated statements of operations. The Company finalized the goodwill impairment review of the Spreebird business unit and the related impairment charge recorded in the second quarter 2012 during the third quarter 2012. The finalization of the Spreebird goodwill impairment review did not result in any adjustments to the initial impairment charge recorded in the second quarter 2012. The Company noted no potential indicators of impairment related to the Spreebird goodwill as of September 30, 2012.

The change in the carrying amount of goodwill, using significant unobservable inputs, for the nine months ended September 30, 2012, is as follows (in thousands):

	Spreebird Business unit	Other	Total
Balance at December 31, 2011	$12,169	$19,201	$31,370
Asset impairment	(5,500)	—	(5,500)

Balance at September 30, 2012	$6,669	$19,201	$25,870

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

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Additional capitalized website development costs	$457	$668	$1,704	$2,397
Amortization of capitalized website development costs	$(606)	$(552)	$(1,649)	$(1,357)

7.	Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) from continuing operations	$(3,546)	$(3,206)	$(15,088)	$(9,452)

Net income (loss) from discontinued operations	$(256)	$(825)	$(1,263)	$(1,301)

Denominator:
Denominator for historical basic calculation weighted average shares	22,092	21,940	22,087	21,151
Dilutive common stock equivalents:*
Options
Warrants

Denominator for historical diluted calculation weighted average shares	22,092	21,940	22,087	21,151

Net income (loss) from continuing operations per share:
Historical basic net income (loss) from continuing operations per share	$(0.16)	$(0.15)	$(0.68)	$(0.45)

Historical diluted net income (loss) from continuing operations per share	$(0.16)	$(0.15)	$(0.68)	$(0.45)

Net income (loss) from discontinued operations per share:
Historical basic net income (loss) from discontinued operations per share	$(0.01)	$(0.04)	$(0.06)	$(0.06)

Historical diluted net income (loss) from discontinued operations per share	$(0.01)	$(0.04)	$(0.06)	$(0.06)

Net income (loss) per share:
Historical basic net income (loss) per share	$(0.17)	$(0.18)	$(0.74)	$(0.51)

Historical diluted net income (loss) per share	$(0.17)	$(0.18)	$(0.74)	$(0.51)

*	For the three and nine months ended September 30, 2012, potentially dilutive securities, which consist of options to purchase 4,447,544 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 per share were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

*	For the three and nine months ended September 30, 2011, potentially dilutive securities, which consist of options to purchase 4,565,730 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,477,936 shares of common stock at prices ranging from $4.32 to $8.09 per share were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

8.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Furniture and fixtures	$979	$935
Office equipment	506	496
Computer equipment	3,417	3,180
Computer software	11,066	9,659
Leasehold improvements	899	898

	16,867	15,168

Less accumulated depreciation and amortization	(9,751)	(7,150)

Property and equipment, net	$7,116	$8,018

9.	Interest and other income, net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$8	$12	$26	$44
Interest expense	(139)	(239)	(351)	(356)

Interest and other income (expense), net	$(131)	$(227)	$(325)	$(312)

10.	Credit facilities

On August 3, 2011, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Square 1 Bank, as amended by the First Amendment on March 28, 2012, the Second Amendment on April 11, 2012, and the Third Amendment on August 17, 2012. The Loan Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may borrow up to $3.0 million from the Facility at any time and up to $5.0 million from the Facility in any thirty day period of a calendar quarter, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12.0 million and we are otherwise in compliance with the terms of the Agreement. The Facility expires on August 3, 2013.

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of September 30, 2012, the Company is in compliance with all financial covenants.

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

On August 17, 2012, the Loan Agreement was amended to lower the maintenance limits for its depository and operating accounts to 90% and to amend the definition of Adjusted EBITDA to exclude any non-cash expenses, as well as to provide a waiver of a technical violation of the Adjusted EBITDA covenant described in Section 6.7(a) of the Agreement that occurred prior to the definition amendment noted above.

At the end of the third quarter 2012, the Company had $7.6 million outstanding on the Facility. As of September 30, 2012, the Company had approximately $2.2 million available of the $4.4 million unused on the Facility.

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

The following is a summary of operating results from continuing operations and assets by business segment:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Daily Deals	Paid Search	Totals	Daily Deals	Paid Search	Totals
Segment revenue	$406	$24,365	$24,771	$1,476	$75,399	$76,875

Depreciation and amortization	$137	$2,663	$2,800	$568	$5,744	$6,312

Operating loss	$(366)	$(3,092)	$(3,458)	$(8,504)	$(6,311)	$(14,815)

Interest and other income (expense), net			(131)			(325)
Change in fair value of warrant liability			65			173
Provision for income taxes			(22)			(121)

Net income (loss) from continuing operations			$(3,546)			$(15,088)

Segment assets as of September 30, 2012				$7,809	$50,975	$58,784

Goodwill as of September 30, 2012				$6,669	$19,201	$25,870

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Daily Deals	Paid Search	Totals	Daily Deals	Paid Search	Totals
Segment revenue	$614	$20,074	$20,688	$614	$52,346	$52,960

Depreciation and amortization	$164	$1,940	$2,104	$221	$5,565	$5,786

Operating loss	$(2,354)	$(1,091)	$(3,445)	$(2,932)	$(8,584)	$(11,516)

Interest and other income (expense), net			(227)			(312)
Change in fair value of warrant liability			513			2,483
Provision for income taxes			(47)			(107)

Net income (loss) from continuing operations			$(3,206)			$(9,452)

Segment assets as of December 31, 2011				$15,092	$60,719	$75,811

Goodwill as of December 31, 2011				$12,169	$19,201	$31,370

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue by geographic region:
United States	$24,771	$20,688	$76,875	$52,960

Revenue by product:
Pay-Per-Click (PPC)	19,780	15,931	60,134	40,020
Subscription Advertising Products	569	883	2,008	2,703
Domain Sales and Services	681	1,428	3,674	4,747
Display and Banner Advertising Services	3,335	1,833	9,584	4,877
Spreebird Daily Deals	406	613	1,475	613

Total revenue	$24,771	$20,688	$76,875	$52,960

12.	Stock-based compensation

Stock option activity under the equity incentive plans during the nine months ended September 30, 2012, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	5,005,584	$4.30
Granted	354,750	2.38
Exercised	(13,306)	1.62
Cancelled	(899,484)	3.72

Outstanding at September 30, 2012	4,447,544	$4.27	$118

Exercisable at September 30, 2012	2,876,384	$4.85	$110

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2012 and 2011, was $1.65 and $2.57 per option, respectively.

The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2012 and 2011, was $10,000 and $202,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2012:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.00	284,319	5.6 years	$1.57	256,319	$1.56
$2.01 - $3.00	1,073,902	6.2 years	2.38	132,919	2.42
$3.01 - $4.00	961,612	6.6 years	3.59	666,878	3.58
$4.01 - $5.00	1,025,786	4.6 years	4.62	902,089	4.62
$5.01 - $6.00	215,385	4.4 years	5.54	189,465	5.58
$6.01 - $7.00	542,531	6.8 years	6.18	390,583	6.21
$7.01 - $8.00	200,833	1.7 years	7.52	196,830	7.52
$8.01 - $9.00	62,500	3.3 years	8.90	60,625	8.91
$9.01 - $10.00	15,000	2.7 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	2.3 years	15.76	65,676	15.76

	4,447,544			2,876,384

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.63%	1.35%	0.76%	1.70%
Expected lives (in years)	5.1 years	5.2 years	5.1 years	5.2 years
Expected dividend yield	None	None	None	None
Expected volatility	89.35%	85.35%	89.35%	85.35%

Restricted stock unit activity under the 2011 Omnibus Plan for the nine months ended September 30, 2012, is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Unvested at December 31, 2011	111,547	$2.29
Granted	273,048	2.25
Vested	—	—
Cancelled	(17,170)	2.29

Unvested at September 30, 2012	367,425	$2.26

Performance stock unit activity under the 2011 Omnibus Plan for the nine months ended September 30, 2012, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	—	$—
Granted	258,166	2.28
Exercised	—	—
Cancelled	(627)	2.29

Outstanding at September 30, 2012	257,539	$2.28

Exercisable at September 30, 2012	—	$—

Total stock-based compensation expense related to continuing operations recognized for the three and nine months ended September 30, 2012 and 2011, was as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$22	$12	$61	$165
Sales and marketing	261	306	846	955
General and administrative	320	491	988	1,427
Research and development	63	87	163	313

Total stock-based compensation expense	$666	$896	$2,058	$2,860

Basic and diluted net stock-based compensation expense per share	$0.03	$0.04	$0.09	$0.14

13.	Warrants

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

Warrant activity for the nine months ended September 30, 2012, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	1,497,936	$7.05
Issued	—	—
Exercised	—	—
Expired	(259,276)	5.00

Outstanding at September 30, 2012	1,238,660	$7.48

Exercisable at September 30, 2012	1,238,660	$7.48

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.00 - $ 4.99	20,000	2.1 years	$2.87	20,000	$2.87
$ 5.00 - $ 7.99	603,580	0.3 years	7.02	603,580	7.02
$ 8.00 - $ 8.99	615,080	1.3 years	8.09	615,080	8.09

	1,238,660	0.9 years	$7.48	1,238,660	$7.48

14.	Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

Description	As of September 30, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$34	$34

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	As of December 31, 2011	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$207	$207

As of September 30, 2012, our warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the warrant liability was estimated at September 30, 2012, using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$8.09	$7.02
Risk-free interest rate	0.17%	0.10%
Expected lives (in years)	1.3 years	0.3 years
Expected dividend yield	None	None
Expected volatility	71.13%	53.18%

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2011	$207
Change in fair value of warrant liability	(173)

Balance at September 30, 2012	$34

15.	Subsequent events

On October 19, 2012, the Company announced that it had completed its divestiture of its Rovion technology platform to Rovion, LLC (the “Buyer”), a subsidiary of Point Roll, Inc. (“Point Roll”) in accordance with the terms of that certain Asset Purchase Agreement dated October 19, 2012 (the “Rovion Agreement”) by and among the Registrant, Buyer and Point Roll. Total consideration for the assets sold was approximately $3.9 million, subject to balance sheet adjustments and subsequent claims against escrow, if any. The Company received consideration of approximately $3.5 million in cash at the closing of the transaction. An additional $390,000 is being held in escrow for a period of eighteen months from the date of sale in the event certain indemnification claims or final balance sheet adjustments are asserted against the Company. The assets sold include a self-service, rich media advertising platform and related toolset. Additionally the Buyer will be assuming certain assets and liabilities related to the assets sold, including accounts receivable, certain personnel and lease obligations related to the Rovion business.

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

Overview

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of over 1,000 third-party U.S. regional media websites (collectively, “Network”). We provide a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these customers to reach consumers both on our Consumer Properties as well as on the major search engines (collectively, “Business Solutions”) and we also enable third parties to distribute their advertiser listings on our Consumer Properties, for which we generate ad revenues. We generate revenue from performance ad units such as daily deals, pay-per-click, pay-per-call and lead generation, subscription ad units, and CPM ad units, among others.

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

Our Business Solutions offer a variety of digital media products. The products are sold primarily via telesales. Our sales efforts focus principally around our Launch by Local product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. Approximately 900 direct SMB customers are enrolled in our new Launch by Local product. An average Launch by Local subscription generates approximately the same monthly revenue as six legacy customers. Our Business Solutions technologies also power a variety of platform products targeted towards larger businesses such as regional media publishers and ad agencies. Over 6,000 of our direct SMB customers use a legacy web hosting and/or listing solution that will be phased out by the end of 2012.

We regularly develop and deploy new products and product features based on our powerful technology platform, for which we have 9 issued patents and 11 pending. We have a long-term focus on building three key drivers for our business – traffic, technology and advertisers. Our traffic is at record levels, our technology platform has been dramatically expanded, and we are generating record revenues from our own direct Launch by Local customers. We also recently launched our Local.com mobile device application with the intent to capitalize on an ever expanding mobile device market.

Recent Developments

On March 28, 2012, we entered into the First Amendment to the Loan and Security Agreement with Square One Bank, which amends the Loan and Security Agreement by and between us and Square One Bank dated August 3, 2011 (“Loan Agreement”). The First Amendment to the Loan Agreement modifies the borrowing base eligibility criteria under the Loan Agreement, provides a five (5) day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Loan Agreement, and establishes certain Adjusted EBITDA financial covenant, as defined, levels for fiscal 2012 pursuant to the Loan Agreement. On April 11, 2012, we entered into the Second Amendment to Loan Agreement with Square One Bank, which amends the Loan Agreement by and among the Company and Square One Bank dated August 3, 2011. The Second Amendment of the Loan Agreement modifies the maximum allowable borrowings under the non-formula line by increasing the maximum to $5.0 million from $3.0 million under certain circumstances. Additionally, it redefines the liquidity ratio to provide that non-formula borrowings only require a 1.0:1.0 ratio, rather than the 1.25:1.0 ratio. On August 17, 2012, we entered into the Third Amendment of the Loan Agreement to lower the maintenance limits for its depository and operating accounts to 90% and to amend the definition of Adjusted EBITDA to exclude any non-cash expenses, as well as to provide a waiver of a technical violation of the Adjusted EBITDA covenant described in Section 6.7(a) of the Agreement that occurred prior to the definition amendment noted above.

During the second quarter 2012, we decided to sell all assets relating to the Rovion business. The Rovion business, which is considered a usage model, did not align with our intent to become both a local media publisher and local advertising sales and marketing organization. On October 19, 2012, we sold all assets relating to the Rovion business. We licensed the Rovion technology as part of the asset purchase agreement and will continue to use the technology in its Launch by Local product offering.

At June 30, 2012, we performed an impairment valuation of goodwill as it relates to the Spreebird business unit. The evaluation was triggered by the continued decline in the market capitalization of comparable public companies and lower than expected financial performance of the Spreebird business unit during the second quarter of 2012. The evaluation resulted in an estimated impairment charge of $5.5 million to goodwill. The goodwill impairment valuation was finalized in the third quarter and no additional impairment charges were recorded. During the second quarter of 2012, we also recorded an impairment charge relating to intangible assets and capitalized software of the Spreebird business unit for $799,000 and $152,000, respectively.

On September 14, 2012, we changed our name from Local.com Corporation to Local Corporation. We amended our Amended and Restated Certificate of Incorporation in connection with a merger of our wholly-owned subsidiary with and into us in accordance with Section 253 of the Delaware General Corporation Law.

During the third quarter 2012, revenue from our LEC-billed subscriber bases decreased significantly due to a decision by certain LEC’s to no longer provide billing services for our products and services. The majority of the LEC billing ceased at the end of August 2012 and we expect the remainder of the LEC billing to cease at the end of November 2012. In connection therewith, we accelerated the amortization of our subscriber base to align with the expected related future cash flows.

On November 1, 2012, we entered into a new Yahoo! Publisher Network Agreement with Yahoo! Inc., which provides for the distribution of Yahoo! Inc.’s paid search results by us for which we are compensation a certain percentage of the adjusted gross revenue (as defined in the agreement) derived by Yahoo! from such paid search results. The agreement with Yahoo ends on October 31, 2017, unless earlier terminated by the parties.

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

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and nine months ended September 30, 2012, approximately 61% and 62%, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2012, advertising costs to drive consumers to our Local.com website were $15.2 million and $46.4 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2012, $10.3 million and $32.1 million were attributable to Google, Inc. and $4.3 million and $12.7 million were attributable to Yahoo!, respectively. During the three and nine months ended September 30, 2011, approximately 68% and 66% respectively, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2011, advertising costs to drive consumers to our Local.com website were $9.4 million and $25.0 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2011, $6.6 million and $18.4 million were attributable to Google, Inc. and $1.3 million and $4.1 million were attributable to Yahoo!, respectively.

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

During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010, we did not enter into any significant multiple deliverable arrangements.

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

As of September 30, 2012 and December 31, 2011, two customers, Yahoo! and Google represented 56% and 47% of our total accounts receivable, respectively. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The first step in determining if there is any goodwill impairment is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference. We engage an independent appraiser to assist management in the valuation. We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. We performed our annual impairment analysis as of December 31, 2011, and determined that the estimated fair value of the reporting units exceeded its carrying value and therefore no impairment existed. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. Due to lower than expected financial performance by the Spreebird business unit and a significant decrease in the market capitalization of comparable public companies during the second quarter of fiscal 2012, we determined that there were potential indicators of impairment at June 30, 2012. Goodwill was tested for impairment by estimating the fair value of the reporting unit using a consideration of market multiples (Level 3 Fair Value Measurement) and was written down to its estimated implied fair value, which was approximately $6.7 million as of June 30, 2012, resulting in an estimated impairment charge of approximately $5.5 million, which is included in Impairment of goodwill and intangible assets in the accompanying condensed consolidated statements of operations. We finalized the goodwill impairment review of the

Spreebird business unit and the related impairment charge recorded in the second quarter 2012 during the third quarter 2012. The finalization of the Spreebird goodwill impairment review did not result in any adjustments to the initial impairment charge recorded in the second quarter 2012. The Company noted no potential indicators of impairment related to the Spreebird goodwill as of September 30, 2012.

Stock Based Compensation

Total stock-based compensation expense related to continuing operations recognized for the three and nine months ended September 30, 2012 and 2011, is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$22	$12	$61	$165
Sales and marketing	261	306	846	955
General and administrative	320	491	988	1,427
Research and development	63	87	163	313

Total stock-based compensation expense	$666	$896	$2,058	$2,860

Basic and diluted net stock-based compensation expense per share	$0.03	$0.04	$0.09	$0.14

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	74.5	60.4	72.6	64.7
Sales and marketing	16.8	28.5	18.8	25.2
General and administrative	10.2	14.4	10.0	16.8
Research and development	5.0	7.3	4.8	8.3
Amortization of intangibles	7.5	6.1	4.7	6.8
Impairment of goodwill and intangible assets	—	—	8.4	—

Total operating expenses	114.0	116.7	119.3	121.7

Operating income (loss)	(14.0)	(16.7)	(19.3)	(21.7)
Interest and other income (expense), net	(0.5)	(1.1)	(0.4)	(0.6)
Change in fair value of warrant liability	0.3	2.5	0.2	4.7

Income (loss) from continuing operations before income taxes	(14.2)	(15.3)	(19.5)	(17.6)
Provision for income taxes	0.1	0.2	0.2	0.2

Net income (loss) from continuing operations	(14.3)	(15.5)	(19.6)	(17.8)
Income (loss) from discontinued operations (net of taxes)	(1.0)	(4.0)	(1.6)	(2.5)
Net income (loss)	(15.3)%	(19.5)%	(21.3)%	(20.3)%

Three and nine months ended September 30, 2012 and 2011

Revenue (dollars in thousands):

	Three Months Ended September 30,				Percent change	Nine Months Ended September 30,				Percent change
	2012	(*)	2011	(*)		2012	(*)	2011	(*)
Owned and operated	$18,340	74.0%	$13,457	65.0%	36.3%	$56,791	73.9%	$33,200	62.7%	71.1%
Network	4,961	20.0%	4,364	21.1%	13.7%	13,289	17.3%	11,805	22.3%	12.6%
Business solutions	1,470	5.9%	2,867	13.9%	-48.7%	6,795	8.8%	7,955	15.0%	-14.6%

Total revenue	$24,771	100.0%	$20,688	100.0%	19.7%	$76,875	100.0%	$52,960	100.0%	45.2%

(*)	– Percent of total revenue

Owned and operated revenue for the three and nine months ended September 30, 2012, increased 36.3% and 71.1%, respectively, compared to the same periods in 2011. The increase in revenue for the three and nine months ended September 30, 2012, compared to the same period in 2011 is mainly due to increased traffic to our Local.com website, together with an increase in monetization as our revenue per thousand visitors (“RKV”) increased to $276 and $287, respectively for the three and nine months ended September 30, 2012, from $254 and $220, respectively for the three and nine months ended September 30, 2011. The increase in RKV was primarily a result of changes made to our advertising partner relationships. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The lower RKV for the three and nine months ended September 30, 2011, was primarily due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo! search and advertising platform. Starting in August 2011 we entered into a new advertising partner relationship that resulted in a significant increase in monetization of traffic to our owned and operated properties. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The increase in traffic to our owned and operated properties are the result of higher cost of revenues to attract users as well as increased organic search traffic over the same period.

As noted above, in August 2011, we entered into an agreement with a new advertising partner. The revenue generated from such partner has been subject to seasonality, which has similarly subjected all of our owned and operated revenue results to seasonality. As such, owned and operated revenue was seasonally lower for the third quarter of fiscal 2012 compared to the first and second quarter of fiscal 2012.

Periodically traffic providers will make changes to their policies and guidelines. These changes could impact both our advertising campaigns to purchase traffic and the monetization of our search results pages. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. We are working closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages. We are assessing the impact and expect see a reduction in both traffic and monetization, which will have a negative impact on our fourth quarter of fiscal 2012 revenue and results of operations.

Network revenue for the three and nine months ended September 30, 2012, increased 13.7% and 12.6%, compared to the same periods in 2011. The increase is primarily due to increased traffic to our network partner websites and the increase in revenue per click (“RPC”) from our advertising partner feed. The increase in traffic is a combination of increased cost of revenues to attract users to the network partner sites together with an increase in organic traffic over the same period.

Business Solutions revenue for the three and nine months ended September 30, 2012, decreased 48.7% and 14.6%, respectively compared to the same periods in 2011. The decrease in revenue is due to a decrease in revenue from our LEC-billed subscriber bases, partially offset by an increase in revenue from our Launch by Local product suite and revenue from our Spreebird business. The decrease in revenue from our LEC-billed subscriber bases are due to a decision by certain LEC’s to no longer provide billing services for our products and services. The majority of the LEC billing ceased at the end of August 2012 and we expect the remainder of the LEC billing to cease at the end of November 2012. We remain focused on selling our new products from our Launch by Local product suite, which are billed via credit card and are entirely unaffected by LEC billing. As of September 30, 2012, we had over 800 Launch by Local customers which are billed monthly at an average charge that is approximately six times as much as one legacy subscription customer. There can be no assurance that our efforts to secure new Launch by Local customers will be capable of offsetting the revenue and net income losses we experience from the loss of our revenue and net income by our legacy subscribers.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended September 30,				Percent change	Nine Months Ended September 30,				Percent change
	2012	(*)	2011	(*)		2012	(*)	2011	(*)
Revenue from internal and outsourced sales	$1,002	68.2%	$1,507	52.6%	-33.5%	$4,203	61.9%	$3,109	39.1%	35.2%
Revenue from acquired bases	468	31.8%	1,360	47.4%	-65.6%	2,592	38.1%	4,846	60.9%	-46.5%

Total sales and advertiser services revenue	$1,470	100.0%	$2,867	100.0%	-48.7%	$6,795	100.0%	$7,955	100.0%	-14.6%

Based on the above, total revenue for the three and nine months ended September 30, 2012, increased 19.7% and 45.2%, respectively, compared to the same periods in 2011.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
Google, Inc	44.3%	21.7%	45.0%	9.3%
Yahoo! Inc.	20.2%	16.2%	18.3%	28.0%
SuperMedia Inc.	1.8%	25.4%	1.8%	23.8%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2012	Percent of Total Revenue	2011	Percent of Total Revenue		2012	Percent of Total Revenue	2011	Percent of Total Revenue
Cost of revenues	$18,463	74.5%	$12,487	60.4%	47.9%	$55,798	72.6%	$34,273	64.7%	62.8%
Sales and marketing	$4,152	16.8%	$5,905	28.5%	(29.7)%	$14,443	18.8%	$13,340	25.2%	8.3%
General and administrative	$2,522	10.2%	$2,975	14.4%	(15.2)%	$7,706	10.0%	$8,882	16.8%	(13.2)%
Research and development	$1,227	5.0%	$1,511	7.3%	(18.8)%	$3,684	4.8%	$4,396	8.3%	(16.2)%
Amortization of intangibles	$1,865	7.5%	$1,255	6.1%	48.6%	$3,608	4.7%	$3,585	6.8%	0.6%
Impairment of goodwill and intangible assets	$—	—%	$—	—%	NM	$6,451	8.4%	$—	NM	NM

Total operating expenses	$28,229	114.0%	$24,133	116.7%	17.0%	$91,690	119.3%	$64,476	121.7%	42.2%

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2012, increased by 47.9% and 62.8%, respectively, compared to the same periods in 2011. The increase during the three and nine months ended September 30, 2012 compared to the same periods in 2011 is due to an increase in traffic acquisition costs associated with driving consumers to our Local.com website. The increase of cost of revenues as a percentage of total revenues is mainly due to a decrease in high margin LEC revenues as well as a decrease in high margin revenue from one of our advertising partners. Included in cost of revenues for the three and nine months ended September 30, 2012 is $56,000 and $166,000, respectively, relating to the Daily Deals segment. Included in cost of revenues for the three and nine months ended September 30, 2011 is $208,000 and $238,000, respectively, relating to the Daily Deals segment, which commenced operations in May 2011.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2012, decreased 29.7% compared to the same period in 2011. The decrease is mainly due to a decrease in personnel-related cost as part of our continued cost savings efforts. Sales and marketing expenses for the nine months ended September 30, 2012, increased 8.3% compared to the same period in 2011. The increase in due to acquisitions that occurred in the second half of 2011, partially offset by decreases in personnel related cost as part of our continued cost savings efforts. Included in sales and marketing expense for the three and nine months ended September 30, 2012 is $617,000 and $2.9 million, respectively, relating to the Daily Deals segment. Included in sales and marketing expense for the three and nine months ended September 30, 2011 is $2.6 million and $3.1 million, respectively, relating to the Daily Deals segment, which commenced operations in May 2011. The reduction in sales and marketing expense for the Daily Deals segment is mainly due to a reduction in personal related cost.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2012, decreased by 15.2% and 13.2%, respectively, compared to the same periods in 2011. The decrease was mainly due to a decrease in compensation expense for the quarter, partially offset by an increase in personnel related cost due to acquisitions. Costs incurred related to the Daily Deals segment was immaterial for the three and nine months ended September 30, 2012 and 2011.

Research and development

Research and development expenses for the three and nine months ended September 30, 2012, decreased by 18.8% and 16.2%, respectively, compared to the same periods in 2011. The decrease is mainly due to our effort to reduce technology related costs together with a larger percentage of total technology related cost being capitalized as we invest in improving existing and newly acquired technologies.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development expense	$1,227	$1,511	$3,684	$4,396
Capitalized website development costs	$457	$668	$1,704	$2,397
Amortization of capitalized website development costs	$(606)	$(552)	$(1,649)	$(1,357)

Amortization of intangibles

Amortization of intangibles expense was $1.9 million and $3.6 million for the three and nine months ended September 30, 2012, respectively, compared to $1.3 million and $3.6 million for the same periods in 2011. The increase in amortization expense was primarily due to the acceleration of amortization related to the LEC-billed subscriber bases, as the majority of billings relating to such subscriber bases ceased due to LEC’s decision not to provide future billing services as it relates to our products.

Impairment of goodwill and intangible assets

During the second quarter 2012, we recorded an impairment charge of $6.5 million, which consisted of the impairment of goodwill, intangible assets and capitalized software related to the Spreebird business unit.

Interest and other income (expense), net

Interest and other income (expense), net were ($131,000) and ($325,000) for the three and nine months ended September 30, 2012, respectively, compared to ($227,000) and ($312,000) for the same periods in 2011. The decrease for the quarter is due to an increase in interest expense for the third quarter 2011, as all prepaid finance charges relating to the Silicon Valley Bank line of credit were expensed when the line of credit was cancelled.

Provision for income taxes

Provision for income taxes was $22,000 and $121,000 for the three and nine months ended September 30, 2012 and $47,000 and $107,000 for the three and nine months ended September 30, 2011. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$3,706	$10,394

Working capital (deficit)	$(1,806)	$1,540

Cash flow highlights (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(3,747)	$(2,191)
Net cash used in investing activities	(2,585)	(19,875)
Net cash provided by financing activities	(356)	19,106

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $3.7 million as of September 30, 2012, and $10.4 million as of December 31, 2011. We had a working capital deficit of $1.8 million as of September 30, 2012, and working capital of $1.5 million as of December 31, 2011. As of September 30, 2012, we had a total of $7.6 million outstanding on the revolving credit facility with Square 1 Bank. The decrease in working capital is largely due to a decrease in cash of approximately $6.7 million, which was mainly due to the payment of expenses accrued for at December 31, 2011, and capital expenditures during the first three quarters of 2012. This decrease was partially offset by the timing of payments to vendors and cash receipts from customers. Working capital excludes the warrant liability and includes assets and liabilities held for sale.

Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability and asset impairment) used was approximately $1.2 million, and changes in operating assets and liabilities used cash of $2.6 million for the nine months ended September 30, 2012. Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2011. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability and asset impairment) used was approximately $4.3 million. Changes in operating assets and liabilities provided cash of $2.1 million.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the nine months ended September 30, 2012, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net income (loss)	$(16,351)	$(10,753)	$(5,598)
Non-cash (1)	15,173	6,471	8,702

Subtotal	(1,178)	(4,282)	3,104
AR, AP and Other	(2,569)	2,091	(4,660)

Net cash (used in) provided by operations	$(3,747)	$(2,191)	$(1,556)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, asset impairment, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2012, and consisted of $2.6 million of capital expenditures, primarily related to website development costs. Net cash used in financing activities was $356,000 for the nine months ended September 30, 2012, and consisted of a repayment on the Square 1 Bank line of credit of $1.4 million, partially offset by a draw on the line of credit of $1.0 million.

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

During the second half of 2011, and continuing through the third quarter 2012, we were able to reduce our operating losses (excluding impairment charges) through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our O&O and Network properties. These changes resulted in a significant improvement in monetization compared to the prior quarters. Part of the improvement related to a new significant ad partner which was effective August 1, 2011. We have been able to increase traffic to our O&O and Network sites resulting in record traffic for the past twelve months. During October 2012, our largest traffic partner made changes to their policies and guidelines. We expect that these changes will have a negative impact on our revenues and results of operations for the fourth quarter 2012. Although we have increased investments in recently acquired businesses, much of the investment became discretionary marketing spend beginning in the second quarter of 2012, and is accordingly now controlled based on available working capital. On October 19, 2012, we sold the Rovion business for $3.9 million. Of the $3.9 million sales price, we received $3.5 million in cash on the date of sale, while the remaining balance will be held in escrow for eighteen months and released based on the terms as stipulated in the sales agreement. The additional cash and the cost savings from the sale of Rovion should have a positive impact on our cash flow and liquidity in the fourth quarter of 2012.

Management believes that based upon projected operating needs, cash from operations and investing activities and availability on our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. However, we continue to evaluate our operating plan and manage our cost in line with estimated revenues, including contingencies for further cost reductions if projected revenue and improvements in operating results are not fully realized. Furthermore, if the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to us in the future or that the required capital would be available on terms acceptable to us, if at all, or that any such activity would not be dilutive to our stockholders.

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

We currently maintain a billing relationship with certain third parties that bill some of our monthly subscription customers for us through each customer’s LEC. These third parties are approved to bill our products and services directly on most of our monthly subscription customers’ local telephone bills through their LEC, commonly referred to as their local telephone company. In fiscal 2011, approximately 83% of our monthly subscription customers were billed via LEC billing and revenue from LEC billing represented 10% of our total revenue in fiscal 2011. The existence of the LECs is the result of federal legislation. As such, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent the ability of our third-party partners to use the LECs to bill our monthly subscription customers. Similarly, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, our third-party billing partners have historically been affected by the LECs’ internal policies. With respect to many LECs, such policies are becoming more stringent. In April 2012, we became aware that certain of our third party billing partners had received notices from their partners that certain LECs would no longer be accepting billing for our products and services on our monthly subscription customers’ local telephone bills. On August 8, 2012, we received a notice from our billing partner, LaRoss Partners that they would not be able to bill approximately 70% of our legacy monthly subscribers historically billed through LEC after August 2012. Further, based on information presently available to us, we believe that after November 2012, the remaining approximately 30% of our legacy monthly subscription customers billed via LEC billing or 4,100 of our total monthly subscription customers will be impacted by these decisions. If we are unable to bill our monthly subscription customers, our results will be negatively impacted. We estimate that the impact after the effectiveness of these actions will be a loss starting at approximately $257,000 per month in revenue and $200,000 per month in net income both of which would decrease over time with expected churn. These changes could also impact the collectability and or delay the collection of our LEC related receivables in the future. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills will increase the churn rate of our existing monthly subscription customers and would have a material adverse impact on our consolidated financial condition and results of operations.

Our ability to efficiently bill our monthly subscription customers depends upon our third-party billing partners.

We currently depend upon our third-party billing partners to efficiently bill and collect monies through LEC billing. We currently have agreements with two third-party billing partners. Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations. In April 2012, we became aware that certain of our third party billing partners had received notices from their partners that certain LECs would no longer be accepting billing for our products and services on our monthly subscription customers’ local telephone bills. On August 8, 2012, we received a notice from our billing partner, LaRoss Partners that they would not be able to bill approximately 70% of our legacy monthly subscribers historically billed through LEC after August 2012. In August 2012, approximately 9,000 of our total monthly subscription customers were impacted by these decisions. Further, based on information presently available to us, we believe that after November 2012, the remaining approximately 30% of our legacy monthly subscription customers billed via LEC billing or 4,100 of our total monthly subscription customers will be impacted by these decisions. The inability on the part of our third-party billing partners to use the LECs to bill our advertisers through their monthly telephone bills will increase the churn rate of our existing monthly subscription customers and will have a material adverse impact on our financial condition and results of operations.

Our advertising partners may impose editorial restrictions on how we display the advertiser listing they provide to us, including the content and structure of the web pages on which such advertiser listings appear. If we fail to comply with these restrictions, our advertising partners may cease providing us with access to their advertisers, which would have an adverse impact on our business. If we comply with these restrictions, our ability to maximize the monetization of our web pages could be adversely effected, which would have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings in order to generate revenue. We must adhere to the restrictions they impose on us with respect to the display of the advertiser listings they provide to us, including restrictions with respect to the content and structure of the web pages on which such advertiser lists appear. This impacts where advertising appears, when it appears, and how much of it appears, among other things. Since advertising is the primary source of revenue on our web pages, the restrictions imposed by our partners can impact our revenue opportunities materially. If we fail to adhere to such restrictions, our advertising partners may cease providing us with access to their advertisers, which would have an adverse impact on our operating results and financial condition. Furthermore, if we adhere to such restrictions, our ability to maximize the monetization of our web pages could be adversely effected, which would have any adverse impact on our operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

1.1 (1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1 (2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1 (3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2 (5)	Amended and Restated Bylaws of the Registrant.

3.3 (6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4 (7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.5 (18)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.2 (9)†	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.3 (10)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4 (11)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.5 (11)†	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.6 (12)†	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.7 (13)†	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.8 (13)†	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.9 (13)†	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.10 (14)#	2011 Omnibus Incentive Plan, as amended.

10.11 (15)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

10.12 (16)†	Amendment Number 7 dated August 1, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.13 (17)	Third Amendment to Loan and Security Agreement dated August 17, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.14 (19)	Amendment Number 8 dated September 29, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.15 (20)	Asset Purchase Agreement by and among the Registrant, Rovion, LLC and Point Roll, Inc., dated October 19, 2012.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.

**	To be filed by amendment.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(14)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 12, 2012.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2012.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

November 9, 2012	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

November 9, 2012	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial
and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

1.1 (1)	Underwriting Agreement dated January 14, 2011, by and between Registrant and Canaccord Genuity Inc.

2.1 (2)	Agreement and Plan of Merger by and among Local.com Corporation, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent dated July 8, 2011.

3.1 (3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (4)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.2 (5)	Amended and Restated Bylaws of the Registrant.

3.3 (6)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.4 (7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.5 (18)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (7)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.2 (9)†	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.3 (10)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4 (11)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.5 (11)†	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.6 (12)†	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.7 (13)†	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.8 (13)†	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.9 (13)†	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.10 (14)#	2011 Omnibus Incentive Plan, as amended.

10.11 (15)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

10.12 (16)†	Amendment Number 7 dated August 1, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.13 (17)	Third Amendment to Loan and Security Agreement dated August 17, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.14 (19)	Amendment Number 8 dated September 29, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.15 (20)	Asset Purchase Agreement by and among the Registrant, Rovion, LLC and Point Roll, Inc., dated October 19, 2012.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.

**	To be filed by amendment.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2011.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(3)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(14)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 12, 2012.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2012.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2012.