Form 10-K
period 2012-12-31
LOCAL Corp
filed 2013-04-02
CIK 1259550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $53.2 million based on the last reported sale price of registrant’s common stock on June 30, 2012, as reported by Nasdaq Capital Market.

As of March 31, 2013, the number of shares of the registrant’s common stock outstanding: 22,843,761

Documents incorporated by reference: None

LOCAL CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us”, “our” or “the Company” refer to Local Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Business Overview

We provide our search results to consumers who are searching online for goods and services from local businesses. Our search results consist primarily of local business listings that we aggregate, index and syndicate using our sophisticated technology platform. We provide our search results to our flagship Local.com website and other proprietary websites (“Owned and Operated” or “O&O”) and to a network of over 1,200 other websites that rely on our search syndication services to provide local search results to their own users (“Network”). We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units. We also provide ad products for small and medium sized businesses (“SMBs”), daily deals to our email subscribers and product search services to third-parties.

Our principal products include our Local.com website, which reaches approximately 20 million monthly unique visitors (“MUVs”) each month; our search syndication services, which provide either hosted business or product directories as well as XML feed solutions to a network of over 1,200 other websites, which reach approximately 12 million MUVs; our SMB solutions, which provides approximately 10,000 SMBs with various subscription ad products which we sell via our channel partners or directly to small businesses; and our Spreebird daily deals service, which provides over 200,000 email subscribers with daily deals in the southern California market.

We launched Local.com in August of 2005 and our local syndication network in July 2007. In the third quarter of 2010, we also acquired Octane360 which provided the technology platform for our SMB product. During the second quarter of 2011, we acquired Krillion, Inc. (“Krillion”) which includes a near-real-time local product search platform that enables consumers to search for products and product availability at local retailers and Rovion, which enabled our SMB product suite to produce display ad units. In 2012 we sold our Rovion business and licensed the technology for our continued use as part of the transaction. In the third quarter of 2011, we acquired Screamin Media Group, Inc. (“SMG”) in order to expand our Spreebird daily deals business (located at www.spreebird.com), which we launched in May 2011.

We have developed our intellectual property over many years, and today we consider ourselves experts in the areas of local search, search engine marketing, search engine optimization, search syndication/analysis and reporting at large scale, internet indexing, product indexing and email marketing. We have applied for over twenty patents and have been issued twelve.

We manage our various products and services in two main divisions: Consumer Properties, which consists of our O&O business, our Network and our Spreebird business; and Business Solutions, which manages the development and sale of our SMB products. Our Consumer Properties generates about 97% of our revenue and our Business Solutions represents the remainder. Within Consumer Properties, O&O consisting of our flagship website, Local.com, is our largest revenue source at 71% and our Network revenue 21 is our most profitable revenue source. Our Spreebird revenues are the balance of Consumer Properties revenues. Within Business Solutions, approximately 7,000 of our SMB customers are the result of the sale of our products by our channel partners, and the balance is from our own direct sales efforts. At the beginning of 2013, we ceased our direct sales efforts in favor of channel sales distribution of our SMB products.

We develop and deploy new products, technologies and services across our business in order to enhance the experience of our users, and the value to our partners and our advertisers. Two important performance indicators for our business are our reach to consumers, and the rate at which we monetize that reach using ads. We have had great success in growing our reach, ending 2012 at or near records of overall, organic and mobile search traffic. During the second half of 2012 we experienced monetization declines due to both declines in revenue per click from our largest ad partner and due to ad policy changes from our largest source of traffic.

Industry Overview

The Local Search Market

According to BIA/Kelsey, the U.S. online advertising is an approximately $42 billion a year industry. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests – such as entering “florists in Irvine, CA.” According to a September 2012 study, BIA/Kelsey estimates that the local search market in the United States will grow from $6.1 billion in 2011, to $13.4 billion by 2016.

Why Local Search Matters

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

Our Local Solution

We believe that our local search results delivered to our Local.com website and our Network partners, provide the following benefits to consumers using our services, our Network partners, and advertisers (whether from our own efforts, our channel partners, or our third-party ad suppliers):

•

Access to a Large Number of Local Business Listings and Local Content.    With over 12 million local businesses indexed using our proprietary technology, we offer users of our website and Network partner websites a resource for local businesses in their area, including variously photographs, user ratings and reviews, video, product information, inventory information, coupons and hours of operations, among other things. We believe that our ability to aggregate this content and deliver relevant, targeted results in response to user search queries ensures our users a good experience when using our services. When an advertiser’s targeted ad listing is combined with a large pool of similarly targeted ad listings, we believe our advertisers have a better chance of reaching their target audience. Additionally, we believe the combination of user and advertiser satisfaction with our local search service is important to the acceptance of our service by our Network partners and the success of our Local.com website.

•

Access to a Desirable Demographic of Decision-Makers.    Our patented and proprietary technology allows us to consolidate an amalgamated and disparate set of local business listings, information and other data and combine it into a targeted, highly relevant results-set, which is presented in a useful and compelling manner. A majority of users on Local.com are females, aged between 25 and 45, with at least one child at home (the so-called “soccer moms”), a demographic that is deemed by many to be highly desirable because they generally have responsibility for 89% of bank accounts, 80% of healthcare decisions, and 50% of do-it-yourself projects and consumer product purchases. We designed the utility of our website to appeal to this group of targeted users.

•

Targeted Advertising.    We believe that search-based advertising delivers a more relevant list of businesses, products and services for our users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer. By providing access to our users via performance, display and subscription ad units, businesses can target consumers at the exact time a consumer has demonstrated an interest in what that business has to offer. As a result of our core demographic, we believe that local and commercial searches performed on Local.com tend to convert into buying customers at a higher rate than many other types of search traffic. As a consequence, there is competition from third-parties to place their advertiser listings on our website, which along with our direct advertisers and growing local display advertising offerings drives monetization of our traffic. We believe that our users’ propensity to buy correlates with the value of our traffic, and explains, in part, why Local.com monetizes its search traffic at higher levels than other types of search traffic.

Consumer Properties

O&O, consisting of Local.com, is our largest source of revenue and reaches approximately 20 million MUVs. Our product is our Local.com search engine, which is a Top 100 site in the United States by traffic and provides our users with relevant local business listings, product and services, among other things. Consumers reach Local.com by coming directly to our site or via our search engine optimization (“SEO”) efforts, which means they find our listing using the major search engines. The majority of our users find us via search engine marketing (“SEM”) campaigns on the major search engines. We generate ad revenues from those users by placing a variety of ad products alongside the search results we display to our Local.com users, regardless of how our users found us.

Our Network, which reaches over 12 million MUVs, is our second largest source of revenue and is our largest gross margin business by percentage and in real dollars. Our product is a nationwide database of local business and product listings along with ad feeds which monetize those listings. We provide our product in the form of a hosted solution or via an XML feed solution. Our hosted solution is designed to generate search engine optimization (“SEO”) traffic to our partners’ sites and this helps those partners to increase their reach to new online users. As with Local.com, we monetize those users with ads placed alongside our content and we share revenue generated from those ads with our partners. Our XML feed solution is provided to sites that prefer to maintain their own look-and-feel and we share revenues in a similar fashion. Our Network consists of over 1,200 partner websites, such as local newspaper, television and radio station websites and we have twelve month auto-renewing contracts with the majority of our partners. Our Network enables us to reach a larger audience than we can reach on Local.com alone.

Our Spreebird daily deals business earns revenue through serving hundreds of thousands of subscribers with deals from thousands of local merchants, primarily in Orange County, CA. Spreebird has a School Rewards Program which allows consumers to donate ten percent of Spreebird’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. We recognize revenue from our daily deals business net of the merchant’s portion of gross billings. Spreebird revenues are not material to the O&O division.

Business Solutions

Our Business Solutions division provides a variety of digital ad products to small businesses that wish to reach consumers who are online or mobile, and searching for the types of products or services that those small businesses provide. At the end of 2012, we had approximately 7,000 small business customers using a variety of our current and legacy ad products. In January 2013, we changed channel strategy and ceased selling directly in favor or pursuing additional channel sales partnerships for our ad products. During the fourth quarter of 2012, we discontinued the billing of our legacy Local Exchange Carrier (“LEC”) billed customers who received web hosting, web listing or website products, which were fulfilled by a third party.

Our Strategy

We believe that we are in the early stages of a large and long-term business opportunity presented by the shift of local marketing budgets from traditional media formats to digital media formats. Our strategy for pursuing this opportunity includes the following key components:

•

Increase growth drivers.    Key to driving our growth is: the expansion of both our reach (the number of MUVs we serve) and the monetization of that reach (how much ad revenue we generate from those users); and by increasing the number of SMB customers using our platform.

•

Diversify product offerings.    In 2010 and 2011, we took steps to diversify our revenue sources, while maintaining our focus on local offerings through the acquisition of: Octane360, which serves as the technology platform for many of our SMB ad products, in the third quarter of 2010; Krillion, which provides near-real-time product and inventory information; and SMG in mid-2011. Our development and acquisition efforts also represent a point of differentiation from an increasingly crowded field in online advertising. We believe that a diversity of offerings will differentiate us from certain of our competitors that may offer only one or two of our services, but not the full suite of our product offerings which we believe appeals to our customers and partners alike.

•

Increase organic traffic.    Our O&O growth strategy continues to be focused on increasing organic traffic to our websites, which includes organic and SEO traffic and expanding the monetization of the users we reach today. We believe that adding more content, such as product pricing and inventory information from Krillion, and presenting that content in a useful way to our users, will ultimately drive more organic and SEO traffic over time, both of which are our high margin traffic sources, compared to SEM sourced traffic. We plan to add more content to the website by launching verticals that appeal to our core demographic of soccer moms – for example: shopping; education; and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com website receives, we may be able to reduce our reliance on lower-margin traffic we acquire from other search engines.

•

Add new targeted brands, products and services.    We also expect to add new brands, products and services to our O&O business unit over time. Additionally, we anticipate that much of the content we develop or acquire for our own O&O properties may also be useful to enhance the product and content offerings we make to our network partners. Our Octane360 acquisition has provided us with some of these attributes including: the ability to quickly create websites focused on particular geographic areas and categories; and to populate those websites with targeted content that we believe will be useful to both our core demographic and our advertisers. In December 2012, we announced the launch of certain vertical sites that focus on lead generation opportunities and expand our monetization methods and in January 2013, we announced the launch of the United Kingdom (“UK”) version of our Local.com site to expand the geographic footprint of our offering.

•

Optimize monetization.    As an ongoing initiative, we continuously look to optimize our ability to monetize the traffic reaching our domains. In particular, we apply scientific methodology when testing new user experiences that lend to both higher monetization/margin opportunities as well as an enhanced user experience. In addition, we are leveraging the data from Krillion as another method of monetization across our properties.

•

Add Network websites and expand Network content.    Our Network growth strategy includes: adding new websites; expanding the content and products available to our network partners; growing the user base of our existing products through SEO efforts and content expansion; and improving our overall monetization per visitor through continued page optimization. We believe that expanded distribution increases our value in the local search ecosystem, thereby attracting new advertisers. This, in turn, allows us to compete for expanded distribution, creating what we feel is a virtuous cycle, with strategic defensibility originating from our significant base of traffic on our O&O properties. We further believe that over time, any local search network without an accompanying proprietary traffic source will find it increasingly difficult to compete.

•

Deploy new products on the Network.    In 2011, we developed a number of products utilizing the technology acquired from Octane360 which now comprise the core of our SMB ad products. Additionally, we acquired technologies through the Krillion and SMG acquisitions that have allowed for the development of additional products. Many of these products are well suited to deployment throughout our Network creating many new opportunities and channels for stronger and more defensible long term relationship with our Network partners.

•

Shift SMB product sales from direct sales to channel partner sales.    Our Business Solutions strategy is to offer products and services to connect local businesses with online and mobile consumers. Beginning in 2011, we developed a number of products utilizing our Octane360 platform and during 2012, we expanded our direct sales force efforts to sell our SMB product suite. In January 2013, we discontinued our direct sales effort in favor of selling through channel sales partners, which represents a lower cost alternative. Also during the fourth quarter of 2012, we discontinued billing certain legacy subscribers.

Products and Services

We offer a range of local search advertising products and services. Our Consumer Properties products are consumer facing web sites specializing in providing local search results to consumers on the internet. We use a combination of our proprietary Keyword DNA™ and geographic web indexing technologies to provide relevant search results for local business, products and services and sponsored listings. We generate revenue each time an Internet user initiates a search on our sites and network and clicks-through on a sponsored listing from our advertisers. We also generate revenue from monthly fee arrangements and display advertising (banners).

•

Local.com Website.    Local.com reaches approximately 20 million MUVs and provides users with relevant local business listings, product and services, among other things. Consumers reach Local.com by coming directly to our site or via our SEO efforts. The majority of users find Local.com via SEM campaigns on the major search engines. We generate ad revenues from those users by placing a variety of ad products alongside the search results we display to our Local.com users, regardless of how our users found us.

•

Private Label Network.    Our private label network consists of over 1,200 partner websites and reaches over 12 million MUVs. Our private label network product is a nationwide database of local business and product listings along with ad feeds which monetize those listings. We provide our product in the form of a hosted solution designed to generate SEO traffic to our partners’ sites and this helps those partners to increase their reach to new online users. As with Local.com, we monetize those users with ads placed alongside our content, and we share revenue generated from those ads with our partners.

•

XML Feed Network.    Our XML feed network product is a nationwide database of local business and product listings along with ad feeds which monetize those listings provided via an XML feed solution. Our XML feed solution is provided to sites that prefer to maintain their own look-and-feel, and we share revenues with those partners based on how consumers on their sites interact with the ad feeds.

•

Spreebird.    Our Spreebird daily deals business earns revenue from offering to hundreds of thousands of subscribers deals by thousands of local merchants, primarily in Orange County, CA. We recognize revenue from our daily deals business net of the merchant’s portion of gross billings.

•

Business Solutions.    Our Business Solutions division offers a subscription based offering that provides a variety of digital ad products to small businesses so that they can reach consumers who are online, or mobile, and searching for the types of products or services that those small businesses provide.

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our partners. In addition to our Octane360, Krillion and Spreebird technology platforms, we rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2012, we had thirteen employees in product and technical development.

Our research and development expenses were $5.1 million, $6.5 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Keyword DNA™/Web Indexing Technology

Our Keyword DNA and patented web indexing technologies are our proprietary methods for indexing large amounts of data, and are critical to Local.com. Our technology enables consumers search for products and services in their local area. Our technology then attempts to locate the appropriate business listings by searching as many different data sources as directed to provide highly relevant results. Unlike other search engine technologies, our web indexing technology is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a website. We believe that our methodology increases the relevancy of geographically targeted search results.

Competition

The online local advertising market is intensely competitive. Our competitors include the major search engines, Google, Inc. (“Google), Yahoo!, Inc. (“Yahoo”), and Microsoft Corporation’s (“Microsoft”) Bing (“Bing”), as well as online directories and city guides, such as Yellowpages.com and Dex. We partner with many of our competitors. We believe that increasingly more companies will enter into the local advertising market, especially local search. Also, as we enter new business lines, we will have new competitors to consider in those business lines. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own local advertising services. We believe that the principal competitive factors in our local advertising market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of tools, quality of editorial review and reliability and speed of fulfillment of advertising needs and requirements across the Internet infrastructure.

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

Local online search is still relatively new, and as a result, it is difficult to determine our current market share, or predict our future market share. However, we have a number of competitors with greater experience and resources than we have, including Google, Yahoo and Microsoft, among many others, that have announced an intention to increase their focus on local search with regard to U.S. online advertising.

The U.S. online advertising industry, including the local search segment, is regularly impacted and changed by new and emerging technologies, including, for instance, ad targeting and mobile technologies, as well as the increased fragmentation of the online advertising industry in general, from different technology platforms, to different advertising formats, targeting methodologies and the like. Those companies within our industry who are able to quickly adapt to new technologies, as well as offer innovations of their own, have a better chance of succeeding than those that do not.

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

Major Customers

We have two customers that each represents more than 10% of our total revenue. Our largest advertising partner, Google, represented 44%, 18% and 0% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our second largest advertising partner, Yahoo represented 21%, 24% and 43% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our relationship with Google, which began in August 2011, extends through July 2013 and our relationship with Yahoo continues until October 2017, subject to certain early termination provisions in both cases. As with each of the above, generally all of our partners are short term in nature. There can be no assurance that our agreements with Google, Yahoo, or any of our other partners, will be renewed upon, or prior to, their scheduled expiration. If those agreements are renewed, there can be no assurance that it will be on terms as favorably as those we currently have with such partners. If those agreements are not renewed, there can be no assurance that we will be able to find alternative partners on terms as favorable as those we currently have, if at all. The loss of Google and/or Yahoo as a partner and a failure to find a comparable replacement would have a material adverse affect on our operating results.

In the first half of 2011, in connection with Yahoo’s integration of its advertising service with Microsoft’s Bing, we continued to experience a material reduction in the Revenue Per Click (“RPC”) that Yahoo paid for clicks on their advertisements on our websites; a reduction which began in 2010. The material reduction in RPC from Yahoo had a material adverse effect on our revenue and earnings results for the first half of 2011. Beginning in August 2011, we added Google to our mix of advertising partners, which improved our overall RPC through the first half of 2012. In August 2012, we began to experience a reduction in RPC from Google which had a material adverse effect on our revenue and earnings results for the second half of 2012. While we continue to pursue strategies that will minimize the impact of lowered RPCs from any of our advertising partners, we cannot give assurances that our efforts will be successful. If we are unable to maintain our anticipated level of RPC from our advertising partners in the near term, or successfully diversify our revenues to sources outside of the search marketing industry in general, our business and financial results may be materially harmed.

Major Suppliers and Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com, bing.com, ask.com and others, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the year ended December 31, 2012, approximately 60% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to our Local.com website were $57.3 million, of which $39.7 million and $15.4 million was attributable to Google and Yahoo!, respectively. We are dependent on the advertising we do with other search engines, especially Google and Yahoo, to drive consumers to our Local.com website in order to generate revenue from searches and other actions they may undertake while at Local.com. If we were unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer. While our strategy is to decrease our dependence on advertising with other search engines by diversifying our revenue streams outside of the search engine marketing business, as well as by growing our organic traffic through repeat usage, better content, and increased search engine optimization efforts, we cannot guarantee that these efforts will be successful or that we will not remain dependent on advertising with other search engines to secure the large majority of consumers who visit Local.com.

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

We own the registered trademarks for “Local.com,” “Spreebird,” “Krillion,” “Keyword DNA,” “Local Promote,” “Local Connect” and “Pay Per Connect,” among others, in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have been issued twelve patents by the United States Patent and Trademark Office:

•

Methods and Systems for a Dynamic Networked Commerce Architecture which was issued on June 13, 2006, and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office (“USPTO”) is February 26, 2023;

•

Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols which was issued on April 3, 2007, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 25, 2024;

•

Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searching Based on User Location which was issued on June 12, 2007, the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 3, 2025;

•

Methods and Systems for Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on September 29, 2009, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 3, 2026;

•

Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on May 11, 2010, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 8, 2023;

•

Methods and Apparatus Providing Local Search Engine, which was issued on October 26, 2010, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 25, 2026;

•

System and Method for Generating a Search Query Using a Category Menu, which was issued on February 15, 2011, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 4, 2023;

•

System for Providing Localized Shopping Information, which was issued on October 4, 2011, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is May 5, 2030;

•

Search Engine and Indexing Techniques, which was issued on May 8, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is September 22, 2030;

•

Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on November 6, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is July 8, 2023;

•

System and Method for Bulk Web Domain Generation and Management, which was issued on November 13, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is March 12, 2030; and

•

Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on January 22, 2013, and the expiration date of which was determined based on a patent term adjustment as calculated by the USPTO is May 25, 2024.

We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments, as well as applications related to localized shopping. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

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

Employees

As of December 31, 2012, we had 146 employees, all of whom were full-time employees: 13 were engaged in research and development; 94 in sales and marketing; 10 in cost of revenues; and 29 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good. As of February 28, 2013, following a shift in strategy with respect to sales of our Launch by Local SMB solution in early January 2013, and our implementation of cost savings measures, we had a total of 93 employees.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. Historically, during the fourth quarter, it is more difficult for us to acquire traffic. During the fourth quarter, other advertisers significantly increase their bid prices to acquire traffic for the holiday season, while we generally keep our bid prices consistent throughout the year. As a result, we typically acquire less traffic to our websites from our SEM efforts during the fourth quarter. Additionally, online consumer traffic is generally lower in the third quarter, the summer months, as consumers are on vacation and spending less time on the Internet. Revenue generally increases during the first quarter, when we expect to benefit from a higher volume of locally-focused traffic and a higher volume of online consumer traffic due to fewer holidays and vacation time. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999, we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation. On September 14, 2012, we changed our name to Local Corporation. We currently operate under the names Local.com and Spreebird, which are registered tradenames of Local Corporation. Our website is located at http://www.local.com. Our investor relations website is located at http://ir.local.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we have electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

Risks Relating to our Business

Although our financial statements have been prepared assuming we will continue as a going concern, our management and our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2012, believe that our recurring net losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2012.

Our audited financial statements for the fiscal year ended December 31, 2012, were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must continue our operations without further disruptions related to our ability to monetize and maintain traffic levels to our O&O and Network sites at present levels or better, realize the expense savings from our recently announced cost saving measures, comply with our debt covenants to Square One Bank, and avoid further unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs and development costs; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs. If we are unable to continue our operations without further disruptions related to our ability to monetize and maintain traffic levels to our O&O and Network sites at present levels or better, realize the expense savings from our recently announced cost saving measures, comply with our debt covenants to Square One Bank, and avoid further unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs and development costs, further reduce expenses or raise sufficient additional capital, as needed, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our financial resources are limited and we may need to raise additional capital in the future to continue our business.

As of December 31, 2012, we had cash of $3.7 million. From the beginning of our prior fiscal year on January 1, 2012, through December 31, 2012, we estimate that we have utilized our cash resources at an average rate of approximately $1.0 million per month. Based on recently announced reductions in the total number of our employees and our other cost-reduction initiatives, we believe we will be able to reduce the utilization of our cash resources.

Notwithstanding these cost reductions, we still anticipate that we may be required to raise additional capital to permit us to conduct our business through at least December 2013. If we are required to raise additional capital, we cannot ensure that additional funding will be available, or if it is available, that it can be obtained on terms and conditions we will deem acceptable. Our business is subject to risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we needed to raise additional capital and were unable to do so, we may not be able to continue our business as currently contemplated. If this were to happen our shares could lose all or substantially all of their market value.

If we are unable to raise additional capital as needed, we may not be able to grow our company and satisfy our obligations as they become due.

We have historically relied on offerings of our equity and borrowings under our debt facility to fund our operations. On January 20, 2011, we completed an underwritten public offering of 4,600,000 shares of our common stock at $4.25 per share, resulting in net proceeds to us of $18.2 million.

On August 3, 2011, we entered into a Loan and Security Agreement with Square One Bank, replacing our debt facility with Silicon Valley Bank, which we terminated on July 29, 2011. The Square One Agreement, as amended, provides us with a revolving credit facility of up to $12.0 million. The maturity date of the facility is February 3, 2015, except for amounts outstanding under the non-formula line portion of the facility, which has a maturity date of March 28, 2015. As of December 31, 2012, we had $10.0 million in borrowings outstanding under the facility. We may need to raise additional capital or obtain additional credit to fund our operations in the future. The failure to raise capital, or obtain credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our credit facility with Square 1 Bank imposes restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of such debt, which we may not be able to repay or refinance.

Under the Square One Agreement, as amended, we must meet certain financial covenants during the term of the facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1.0, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Square One Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent our projections of financial results). As of January 31, 2013, we were not in compliance with the minimum liquidity ratio. Square One has provided us with a waiver of that financial covenant. If we are unable to comply with our financial covenants, the lender may declare an event of default under the Square One Agreement, in which event all outstanding borrowings would become immediately due and payable. We cannot assure you that we would have sufficient cash on hand to repay such outstanding borrowings if an event of default were declared under the Square One Agreement.

Under the Square One Agreement, we have historically been required to meet certain financial covenants during the term of the facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1.0, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Square One Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent our projections of financial results). As of January 31, 2013, we were not in compliance with the minimum liquidity ratio. On March 28, 2013, we received a waiver of that financial covenant when we entered into the Sixth Amendment to the Square One Agreement. In addition to the waiver, we agreed in the Sixth Amendment to the Square One Agreement that we would no longer request advances of the non-formula line under the Square One Agreement and that we would repay the aggregate amount outstanding on non-formula advances ($3,000,000 as of March 28, 2013) in 24 equal monthly installments, plus accrued interest, beginning on April 28, 2013. We may prepay any outstanding non-formula advances without penalty or premium. Pursuant to the Sixth Amendment to the Square One Agreement, the minimum liquidity ratio was amended to 1.0 to 1.0 from March 28, 2013, through April 15, 2013. From April 16, 2013, and continuing thereafter, the liquidity ratio will revert back to 1.25 to 1.0. If we are unable to comply with our financial covenants, the lender may declare an event of default under the Square One Agreement, in which event all outstanding borrowings would become immediately due and payable. We cannot assure you that we would have sufficient cash on hand to repay such outstanding borrowings if an event of default were declared under the Square One Agreement.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, we have made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	our ability to meet our current projections with respect to our results of operations;

•	our ability to continue to monetize our O&O and Network sites at present levels or better;

•	our ability to maintain traffic levels to our O&O and Network sites at present levels or better;

•	our ability to realize expense savings from our recently announced cost saving measures;

•	our ability to comply with our debt covenants to Square 1 Bank; and

•	the potential for additional, unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs, and development costs.

In our liquidity assessment, we assumed that our operations will continue without further disruptions through the next twelve months, including disruptions of the sort we recently experienced in the first half of 2011 and the second half of 2012 in which changes made by our primary search monetization partners and primary traffic acquisition partners affected either the RPC we received for advertisements on our sites or our ability to buy traffic for our sites. We intend to support operations and repay obligations with one or more of the following: cash on hand; cash from operations; credit line extensions; additional debt; and offerings of our securities.

It is possible that the actual outcome of one or more of our plans could be materially different than expected, or that one or more of our significant judgments, or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third-party financing is not available that could have a material adverse impact on our liquidity, financial condition and operations.

If we are not successful with our local search initiative, our future financial performance may be affected.

Since August 9, 2005, we have been operating Local.com, a consumer facing destination website specializing in local search and content. Since the third quarter of 2007, we have been operating our local syndication network which provides local search results and local content to our publisher partners. Since the third quarter of 2009, we have been operating a distribution network that provides organic and third party advertising feeds to hundreds of websites. We have and expect to continue to invest significant amounts of time and resources in our Local.com website, local syndication network, our distribution network and other similar initiatives. We cannot assure you that we will continue to sustain or grow our current revenue from these or other local search initiatives. We also cannot assure you that we will sustain or grow the number of consumers or advertisers that use or advertise on Local.com or other network offerings. If we are unable to sustain or grow the number of consumers using and/or advertisers advertising with Local.com, our local syndication and distribution networks, and our other similar initiatives, our financial performance may be adversely affected.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. We had a net loss of $24.2 million for the year ended December 31, 2012. We also had an accumulated deficit of approximately $93.6 million at December 31, 2012. We have significantly increased our operating expenses by expanding our operations, including through acquisitions, in order to grow our business and further develop and maintain our services. Such increases in operating expense levels may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Three of our advertising partners have historically provided a substantial portion of our revenue; Supermedia Inc. has substantially reduced its activities with us and the loss of either Google or Yahoo may have a material adverse effect on our operating results.

For the year ended December 31, 2012, we had two customers that each represented more than 10% of our total revenue. Google and Yahoo represented 44% and 21% of our total revenue, respectively.

Additionally, our contracts with advertising partners are generally short term in nature. For example, Google’s contract expires in July 2013, whereas Yahoo’s contract expires according to its terms in October 2017, subject in both cases to earlier termination rights under certain circumstances. Upon expiration of these agreements, there can be no assurance that they will be renewed, or if these agreements are renewed, that we would receive the same or better economic benefits as we do under the current agreement, or involve the same amount of use of our paid-search services as currently used, or contain the same rights as they currently do, in which case our business and financial results may be harmed. Additionally, there can be no assurance that if we enter into an arrangement with alternative advertising partners, the terms would be as favorable as those under the current Google or Yahoo agreements. Even if we were to enter into an arrangement with alternative advertising partners with terms as or more favorable than those under the current agreements with Google and Yahoo, such arrangements might generate significantly lower search advertising revenues for us if the alternative advertising partners are not able to generate advertising revenues as successfully as Google and Yahoo currently generate.

Two customers account for a significant portion of our accounts receivable and the failure to collect from these customers would harm our financial condition and results of operations.

Two of our customers that do not pay in advance, Yahoo and Google, have and for the foreseeable future will likely continue to account for a significant portion of our accounts receivable. At December 31, 2012, Yahoo and Google represented 61% of our total accounts receivable. Yahoo and Google’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic and increases in the amounts paid to acquire such traffic or otherwise generate revenues could have a materially adverse effect on our financial results.

We advertise on other search engine websites, primarily google.com, but also yahoo.com and msn/bing.com, among others, by bidding on certain keywords we believe will drive traffic to our Local.com website. For the year ended December 31, 2012, approximately 60% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to our Local.com website were $57.3 million of which $39.7 million was attributable to Google and $15.4 million was attributable to Yahoo. Any decreases in the breadth or depth of advertising available for display or any increase in our traffic acquisitions costs could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed.

During October 2012, Google, our largest traffic provider, made certain changes to their policies and guidelines which negatively impacted our ability to acquire traffic from them. We are working closely with Google to refine our traffic acquisition approach and user experience on our search results pages. We believe we are presently in compliance with such policies, but Google can make further policy changes in its sole discretion and we will be required to respond to such policy changes or we may be unable to display Google ads on our websites, which would materially adversely affect our business and financial results.

In addition, our total operating expenses and costs of revenues, including our traffic acquisition costs, have increased substantially during 2012, from approximately $93.5 million for year ended December 31, 2011, to $122.1 million for the year ended December 31, 2012. While we have been taking actions to reduce our operating expenses and costs of revenues, including the sale of Rovion in October 2012, our financial results will suffer if we are not able to reduce our operating expenses and costs of revenues.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements, which could materially affect our advertising revenue. If we are unable to maintain our anticipated RPC rates, it will have a material adverse effect on our financial results.

Our advertising partners, such as Google and Yahoo, may unilaterally change how they value our inventory of available advertising placements for any number of reasons, including changes in their services, changes in pricing, algorithms or advertising relationships. We have little control over such decisions. If our advertising partners pay us less for our advertising inventory, our advertising revenue would be materially adversely affected. In the first half of 2011, in connection with Yahoo’s integration of its advertising service with Bing, we continued to experience a material reduction in the revenue per click that Yahoo paid for clicks on their advertisements on our websites; a reduction which began in 2010. The material reduction in RPC from Yahoo had a material adverse effect on our revenue and earnings results for the first half of 2011. Beginning in August 2011, we added Google to our mix of advertising partners, which improved our overall RPC. In August 2012, we began to experience a reduction in RPC from Google which had a material adverse effect on our revenue and earnings results for the second half of 2012.

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

The online paid-search market and local search market is intensely competitive. Our primary current competitors include Yahoo, Microsoft, Google and online directories, such as Yellowpages.com. Other competitors in the local search market may emerge. For example, Facebook Inc. (“Facebook”) recently announced a Graph Search tool which allows users to access the interests and opinions of friends regarding local places, movies and interests and which may emerge as a significant competitor to our current offerings. We believe that the principal competitive factors in our local advertising market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of tools, quality of editorial review and reliability and speed of fulfillment of advertising needs and requirements across the Internet infrastructure. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners on which our business is substantially dependent may view us as a threat to their own internal paid-search services. We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, sales, personnel and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry and the online advertising industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

We rely on our advertising partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com and our network partners in order to generate revenue when a consumer click-through or other paid event occurs on our advertising partners’ sponsored listings. For the year ended December 31, 2012, 91% of our revenue was derived from our advertising partners. Some of our agreements with our advertising partners, such as Google, are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition could suffer.

Our advertising partners may impose editorial restrictions on how we display the advertiser listing they provide to us, including the content and structure of the web pages on which such advertiser listings appear. If we fail to comply with these restrictions, our advertising partners may cease providing us with access to their advertisers, which would have an adverse impact on our business. If we comply with these restrictions, our ability to maximize the monetization of our web pages could be materially adversely affected, which would have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings in order to generate revenue. We must adhere to the restrictions they impose on us with respect to the display of the advertiser listings they provide to us, including restrictions with respect to the content and structure of the web pages on which such advertiser lists appear. This impacts where advertising appears, when it appears, and how much of it appears, among other things. Since advertising is the primary source of revenue on our web pages, the restrictions imposed by our partners can impact our revenue opportunities materially. If we fail to adhere to such restrictions, our advertising partners may cease providing us with access to their advertisers, which would have an adverse impact on our operating results and financial condition. Furthermore, if we adhere to such restrictions, our ability to maximize the monetization of our web pages could be adversely affected, which would have an adverse impact on our operating results and financial condition.

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

If we do not deliver quality traffic that delivers value for advertisers, then our advertisers and our advertising partners may pay us less for their listing or discontinue listings with us altogether.

For our services to be successful, we need to deliver consumers to advertisers’ websites that are valuable to such advertiser. If we do not meet advertisers’ expectations by delivering quality traffic, then our advertising partners may pay us less per click or cease doing business with us altogether, which may adversely affect our business and financial results. We compete with other web search services, online publishers and high-traffic websites, as well as traditional media such as television, radio and print, for a share of our advertisers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to paid-search. Acceptance of our advertising offerings among our advertisers and advertising partners will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our services in the future, our financial results may suffer.

Many people use smartphones and other mobile devices to access information about local businesses. If we are not successful in developing solutions that generate revenue from our mobile website and other mobile offerings, or those solutions are not widely adopted, our results of operations and business could be materially adversely affected.

The number of people who access information about local businesses through mobile devices, including smartphones and handheld tablets or computers, has increased dramatically in the past few years and is expected to continue to increase. In addition, social networking sites and social commerce and flash-sale sites are experiencing high levels of usage and rapid growth. We believe local transactions will grow rapidly on mobile platforms and may gain acceptance on social and flash-sale platforms. If we are unable to develop product offerings and effective distribution on these platforms and mobile websites, we could lose market share to existing competitors or new entrants.

Because we do not currently deliver advertising on our mobile application, we have not materially monetized our mobile application to date. If consumers use our mobile application at the expense of our website, our advertisers may stop or reduce advertising on our website, and they may be unable to advertise on our mobile application unless we develop effective mobile advertising solutions that are compelling to them. Similarly, we may be unable to attract new advertisers unless we develop effective mobile advertising solutions. At the same time, it is important that any mobile advertising solutions that we develop do not adversely affect our users’ experience, even if they might result in increased short-term monetization. We have limited experience with mobile advertising. If we fail to develop effective advertising solutions, if our solutions alienate our user base, or if our solutions are not widely adopted or are insufficiently profitable, our business may suffer. Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products.

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

We believe we must offer compelling content, products and services in order to attract new consumers and maintain the engagement of our existing consumers. Our ability to acquire, develop and offer new content, products and services, as well as new features, functionality and enhanced performance for our existing content, services and products requires substantial costs and efforts. The consumer reception of any new offerings we may make is unknown and subject to consumer sentiment that is difficult to predict. If we are unable to provide content, products, and services that are sufficiently attractive and relevant to consumers, we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement with our Local.com site or our other offerings. Even if we are successful in the development and offering of compelling content, products, features, and services, we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement.

We have recently acquired assets and businesses and may face risks with integration and performance of these assets and businesses.

In recent years, we have undertaken the acquisition of a number of assets and businesses, including Octane360 in July 2010, iTwango in January 2011, Krillion in April 2011 and SMG in July 2011. Additionally, during the second quarter of 2011, we acquired substantially all of the assets of Rovion, Inc., but following a review of our assets and strategy, the Rovion business was sold on October 19, 2012. There can be no assurance that we will be able to successfully integrate these businesses into our operations or that our sales of products and services from these acquisitions will be successful.

We may enter into additional acquisitions, business combinations or strategic alliances in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. Any acquisitions or investments we make may not ultimately generate anticipated or any returns. In addition, the process of integrating an acquired company, business or technology, which requires a substantial commitment of resources and management’s attention, may create unforeseen operating difficulties and expenditures. The acquisition of a company or business is accompanied by a number of risks, including, without limitation:

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We performed a Section 382 study during the fourth quarter of 2010 and determined that the company has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the company, the identified ownership changes had no material impact to the amount of net operation loss that can be carried forward to the future years. Any future ownership change may impact our ability to utilize the net operation loss carryforwards in the future year. At December 31, 2012, we had federal and state income tax net operating loss carryforwards of approximately $71.5 million and $70.2 million, respectively. The federal and state net operating loss carryforwards will expire through 2031 unless previously utilized.

We may incur impairment losses related to goodwill, other intangible assets and other assets which could have a material adverse effect on our financial results.

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase, the acquisition of PremierGuide, Inc., the acquisitions of Simply Static, LLC (doing business as Octane360), Krillion, SMG, the acquisition of the iTwango technology platform, and the purchase of subscribers from LiveDeal, Inc., LaRoss Partners, LLC, Turner Consulting Group, LLC, and Best Click Advertising.com, LLC, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

During the three months ended June 30, 2012, we recorded an impairment charge of $6.5 million, which consisted of the impairment of goodwill, intangible assets and capitalized software related to the Spreebird business unit. During the three months ended December 31, 2012, we recorded an additional impairment charge of $4.1 million, which consisted of impairment of goodwill related to the Spreebird business unit. We may have additional impairment charges in the future, which could have a material adverse effect on our financial results and could cause our stock price to decline.

Our business is seasonal and our financial results may vary from period to period.

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, including seasonality, many of which are outside of our control. Historically, during the fourth quarter, it is more difficult for us to acquire traffic. During the fourth quarter, other advertisers significantly increase their bid prices to acquire traffic for the holiday season, while we generally keep our bid prices consistent throughout the year. As a result, we typically acquire less traffic to our websites from our SEM efforts during the fourth quarter. Additionally, online consumer traffic is generally lower in the third quarter, the summer months, as consumers are on vacation and spending less time on the Internet. Revenue generally increases during the first quarter, when we expect to benefit from a higher volume of locally-focused traffic and a higher volume of online consumer traffic due to fewer holidays and vacation time. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

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

The recent global financial crisis and uncertainty in global economic conditions may have significant negative effects on our access to credit and our ability to raise capital.

The recent global financial crisis which has included, among other things, significant reductions in and heightened credit quality standards for available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

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

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. If it is determined that we have infringed the ‘474 Patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. In addition, although we believe that there is only a remote possibility that it will be determined that we have infringed on the ‘474 Patent, this litigation could have a material adverse effect on our financial condition and results of operations because of defense costs, diversion of management’s attention and resources and other factors. There can be no assurances that our assessment of the ultimate outcome of this litigation will be correct.

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

Any patent litigation could negatively impact our business by diverting resources and management attention away from the operation of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

We may be subject to lawsuits for information displayed on our websites and the websites of our advertiser partners, which may affect our business.

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

We are no longer able to bill our monthly subscription customers through Local Exchange Carriers (“LECs”) on our monthly subscription customers’ telephone bills which has adversely impact our consolidated results of operations.

By the end of 2012 we were no longer able to bill our legacy monthly subscribers through LEC. This change could impact the collectability and or delay the collection of our LEC related receivables in the future. All or a portion of LEC related receivables may not be collectible in the future. During the three months ended December 31, 2012, we recorded a LEC receivable reserve of $1.4 million. The additional reserve was due to the cessation of billing for these services by LECs and the expectation of a longer collection cycle for these receivables, which led to the reclassification of the LEC receivable reserve from current to noncurrent. Any inability to collect LEC related receivables could have a material adverse impact on our financial condition and results of operations.

If our monthly subscription customers file complaints against us or our partners, we could be forced to refund material amounts of monthly subscription revenues and our ability to operate our subscription service could be adversely impacted, which would adversely affect our results of operations.

Until January 2013, we had internal and outsourced telesales initiatives that could result in complaints from our monthly subscription customers against us or our third-party partners who dispute that they have agreed to receive and be billed for our monthly subscription services. Monthly subscription customers may also direct their complaints to a state’s attorney general’s office, federal agencies such as the Federal Trade Commission (“FTC”), their LEC and other authorities. If a complaint is directed to an attorney general, a Federal agency, a LEC or other authorities, then we may be forced to refund the monthly subscription fees that have already been collected for services rendered in unknown amounts regardless of whether or not such complaint is valid. If this were to happen, our financial results could be materially impacted.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology, our Local Connect search and advertising platform, our Octane360 technology platform, our Krillion product inventory and pricing technology, and our Spreebird daily deals platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued twelve patents and have eight patent applications pending related to a variety of business and transactional process associated with paid-search and other cost-per-click advertising models in different environments, as well as applications related to localized shopping data and rich media. We cannot assure you that any of the patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. We own the trademarks for Local.com, Spreebird, Krillion, Pay Per Connect, Local Promote, Local Connect and Keyword DNA, among others, in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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

We rely upon third-party data center providers to host our main servers and expect to continue to do so. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to computer viruses, break-ins, sabotage, phishing attacks, attempts to overload our servers with denial of service or other attacks, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at such facilities, or the failure by such facility to provide our required data communications capacity could result in lengthy interruptions or delays in our services. Any system failure or network disruption that causes an interruption or delay in service could impair our reputation, damage our brand name and have a material adverse effect on our business, results of operations and financial condition. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current co-location providers. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. Like many online businesses, we have experienced system failures from time to time. We also rely on third-party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal Information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies such as TRUSTe). It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and advertisers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties with whom we work, such as advertisers, vendors or developers, violate applicable laws or our policies, such violations may also put our users’ information at risk and could have an adverse effect on our business.

Security breaches could expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our user data and corporate systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. We must continuously examine and modify our security controls and business policies to adapt to the rise of social networking, the adoption of new devices and technologies enabling users to share data and communicate in new ways, and the increasing focus by our users and regulators on controlling and protecting user data.

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

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our Spreebird customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

Compliance with laws is often costly and time consuming and may result in the diversion of a significant portion of management’s attention. Our failure to comply with applicable laws and regulations could subject us to significant liabilities which could adversely affect our business. Specific federal laws that impact our business include: The Digital Millennium Copyright Act of 1998; The Communications Decency Act of 1996; The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations); The Protect Our Children Act of 2008; the Credit Card Accountability Responsibility and Disclosure Act of 2009; and The Electronic Communications Privacy Act of 1986. Additionally, there are a number of state laws and pending legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with applicable laws or regulations we could be subject to significant liability which could adversely affect our business.

Government and legal regulations with respect to the Internet may damage our business.

There are currently few significant laws or regulations directly applicable to access to or commerce on the Internet. It is possible, however, that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as the positioning of sponsored listings on search results pages. For example, the FTC has in the past reviewed the way in which search engines disclose paid-search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid-search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid-search listings on search results. In February 2009, the FTC issued a staff report titled “Self-Regulatory Principles for Online Behavioral Advertising.” In December 2009, the FTC issued “Guides Concerning the Use of Endorsements and Testimonials in Advertising.”

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

We use small text files placed in a consumer’s browser, commonly known as cookies, to facilitate authentication, preference management, research and measurement, personalization and advertisement and content delivery. Several Federal, state and international governmental authorities are regularly evaluating the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising and other purposes. There are an increasing number of laws and regulations under consideration in the United States and abroad that have suggested limitations on or eliminations of “cookies” or which propose to regulate commercial and advertising practices on the Internet. Certain privacy advocates and federal, state and local governmental bodies have endorsed these proposals. Any regulation of these tracking technologies and other current online advertising practices could adversely affect our business.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of Spreebird customers or merchants and adversely affect our business.

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

Due to the short-term nature of some of our advertising partner agreements and the emerging nature of the online advertising market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the Nasdaq Capital Market and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

We have never paid dividends on our common stock.

Since our inception, we have not paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. In addition, our loan agreement with Square One Bank restricts the payment of dividends. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock.

Issuances of shares of common stock will likely have a dilutive effect on our stock price.

As of February 28, 2013, we have 3,737,726 options to purchase our common stock outstanding at a weighted average exercise price of $4.10, 367,695 restricted stock units (“RSUs”) outstanding, 216,450 performance stock units (“PSUs”) outstanding and 20,000 warrants to purchase our common stock outstanding at a weighted average exercise price of $2.87. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, the exercise of options and warrants, and the vesting of RSUs and PSUs, will cause dilution to our existing shareholders. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or commercial agreements or in connection with other financing efforts.

To the extent that we issue options, warrants, RSUs or PSUs to purchase, or securities convertible into or exchangeable for, shares of our common stock in the future and those options, warrants, RSUs, PSUs or other securities are exercised, converted or exchanged (or if we issue shares of restricted stock), stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of December 31, 2012, we had outstanding 22,171,891 shares of common stock, of which our directors and executive officers owned 103,453 shares as of December 31, 2012, which are subject to the limitations of Rule 144 under the Securities Act.

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

Not applicable.

Item 2.	Properties

Our executive and administrative offices are located at 7555 Irvine Center Drive, Irvine, CA 92618, where we lease approximately 34,612 square feet of space in a two-story office building. Our current monthly rent is

$37,035, subject to annual increases. Our lease for this space ends in July 2015. We also lease approximately 4,921 square feet of space located at 840 Apollo Street, El Segundo, CA 90245, a three story building. Through December 2012, we utilized this space for our Launch By Local SMB product fulfillment personnel. We currently pay $9,872 in base rent for the El Segundo office, which is subject to annual increases through February 2015 when the El Segundo lease expires. We have since consolidated all of our operations into our Irvine offices and are seeking to sublease our El Segundo office.

Item 3.	Legal Proceedings

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

GEOTAG Litigation

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. We are investigating the merits of the claims and intend to vigorously defend ourselves. If it is determined that we have infringed the ‘474 Patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. In addition, although we believe that there is only a remote possibility that it will be determined that we have infringed on the ‘474 Patent, this litigation could have a material adverse effect on our financial condition and results of operations because of defense costs, diversion of management’s attention and resources and other factors. There can be no assurances that our assessment of the ultimate outcome of this litigation will be correct.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year ended December 31, 2011:
First quarter	$7.25	$3.22
Second quarter	$5.30	$3.17
Third quarter	$4.38	$2.00
Fourth quarter	$3.25	$1.99
Year ended December 31, 2012:
First quarter	$3.21	$2.16
Second quarter	$2.64	$2.21
Third quarter	$2.45	$1.42
Fourth quarter	$3.00	$1.84

Performance Graph

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007, to December 31, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act.

	12/07	12/08	12/09	12/10	12/11	12/12
Local Corporation	$100.00	$32.33	$120.79	$134.93	$44.07	$42.62
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG Internet Composite	100.00	56.53	98.33	110.81	114.60	136.20

Holders

On February 28, 2013, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $1.68 per share and the number of stockholders of record of our common stock was 61.

Dividends

We have never declared or paid any cash dividends on our capital stock. In addition, our loan agreement with Square One Bank restricts the payment of dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, and such other factors as our board of directors deems relevant.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 13 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

Unregistered Securities

None.

Repurchase of Securities

We did not repurchase any shares of our equity securities during the fourth quarter of the year ended December 31, 2012.

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data (in thousands, except per share amounts):

	Years Ended December 31,
	2012(3)	2011	2010(2)	2009(1)	2008
Revenue	$97,773	$78,259	$84,137	$56,282	$38,257
Operating income (loss)	$(24,289)	$(15,270)	$3,712	$(3,101)	$(8,873)
Net income (loss) from continuing operations	$(24,623)	$(13,228)	$4,222	$(6,267)	$(8,562)
Income (loss) from discontinued operations (net of taxes)	$381	$(1,331)	$—	$—	$—
Net income (loss)	$(24,242)	$(14,559)	$4,222	$(6,267)	$(8,562)
Basic net income (loss) per share from continuing operations	$(1.11)	$(0.62)	$0.26	$(0.44)	$(0.60)
Basic net income (loss) per share from discontinued operations	$0.02	$(0.06)	$—	$—	$—
Basic net income (loss) per share	$(1.10)	$(0.68)	$0.26	$(0.44)	$(0.60)
Diluted net income (loss) per share from continuing operations	$(1.11)	$(0.62)	$0.25	$(0.44)	$(0.60)
Diluted net income (loss) per share from discontinued operations	$0.02	$(0.06)	$—	$—	$—
Diluted net income (loss) per share	$(1.10)	$(0.68)	$0.25	$(0.44)	$(0.60)
Basic weighted average shares outstanding	22,098	21,384	15,966	14,388	14,313
Diluted weighted average shares outstanding	22,098	21,384	16,788	14,388	14,313

Consolidated Balance Sheet Data (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$3,696	$10,394	$13,079	$10,080	$12,142
Marketable securities	$—	$—	$—	$—	$—
Working capital (deficit)	$(5,843)	$93	$8,171	$4,765	$10,837
Total assets	$49,907	$75,811	$60,944	$41,253	$34,326
Revolving line of credit	$10,000	$8,000	$7,000	$3,000	$—
Stockholders’ equity	$28,434	$49,708	$39,393	$22,945	$27,346

(1)	In January 2009, we adopted the amended provisions of U.S. GAAP on determining what types of instruments held by a company can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception within the provisions. Warrants issued in prior periods with certain anti-dilution provisions for the holder are no longer considered indexed to our stock, and therefore no longer qualify for the scope exception and must be accounted for as derivatives. These warrants are reclassified as liabilities under the caption “Warrant liability” and recorded at estimated fair value at each subsequent reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant liability.” Our operating loss and net loss for the year ended December 31, 2009, was higher by $3.0 million, or $0.21 per basic and diluted share, as a result of the adoption of the amended derivative accounting provisions.

(2)	In September 2010, we chose to early adopt the amended guidance for the recognition of multiple deliverable elements as it relates to the sale of domain names and services. In the third and fourth quarter we had two transactions that were accounted for as multiple deliverable elements resulting in the deferral of revenue relating to these sales for portions of the services not yet provided.

(3)	In the fourth quarter 2012, we reallocated certain sales and marketing expenses that were originally presented as part of income (loss) from discontinued operations (net of taxes) in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2012, and September 30, 2012, to income (loss) from continued operations. As we did not deem these reallocations to be material, our Quarterly Reports on Form 10-Q for the periods ended June 30, 2012, and September 30, 2012, have not been restated. We did, however, adjust the quarterly information in this Annual Report on Form 10-K to reflect the correct expense allocations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a local media advertising company that connects brick-and-mortar businesses with over a million online and mobile consumers each day using a variety of digital marketing products.

Our Consumer Properties business unit consists of our O&O and Network division and reaches over 30 million monthly unique visitors. O&O consists primarily of our flagship property, Local.com. Network operates a leading private label local syndication network of over 1,200 U.S. regional media websites; our own organic feed of local businesses plus third-party advertising feeds, both of which are focused primarily on local consumers to a distribution network of hundreds of websites; and our network of owned and third party websites that display our own and third party display advertisements. Our Business Solutions business unit sells and supports products directly to small businesses. These products include our Spreebird daily deals products, our Launch by Local product suite and our LocalPremium direct listing products. We use patented and proprietary search technologies and systems to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.

We launched Local.com in August of 2005 and our local syndication network in July 2007. In the third quarter of 2010, we also acquired Octane360 which provided the technology platform for our Launch by Local product suite. During the second quarter of 2011, we acquired Krillion which includes a robust local product search platform that enables consumers to search for products and product availability at local retailers. In the third quarter of 2011, we acquired SMG, a daily deals business, as part of our efforts to expand our own daily deals business, Spreebird (located at www.spreebird.com), which we had launched in May 2011. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business — traffic, technology and advertisers — we believe we can improve our bottom-line results by increasing our margin on our largest business, O&O, and growing our most profitable business, the Network.

2012 Corporate Highlights

On March 28, 2012, we entered into the First Amendment to the Loan and Security Agreement with Square One Bank, which amends the Loan and Security Agreement by and between us and Square One Bank dated August 3, 2011 (“Loan Agreement”). The First Amendment to the Loan Agreement modifies the borrowing base eligibility criteria under the Loan Agreement, provides a five (5) day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Loan Agreement, and establishes certain Adjusted EBITDA financial covenant, as defined, levels for fiscal 2012 pursuant to the Loan Agreement. On April 11, 2012, we entered into the Second Amendment to Loan Agreement with Square One Bank, which amends the Loan Agreement by and between us and Square One Bank dated August 3, 2011. The Second Amendment of the Loan Agreement modifies the maximum allowable borrowings under the non-formula line by increasing the maximum to $5.0 million from $3.0 million under certain circumstances. Additionally, it redefines the liquidity ratio to provide that non-formula borrowings only require a 1.0:1.0 ratio, rather than the 1.25:1.0 ratio. On August 17, 2012, we entered into the Third Amendment of the Loan Agreement to lower the maintenance limits for its depository and operating accounts to 90% and to amend the definition of Adjusted EBITDA to exclude any non-cash expenses, as well as to provide a waiver of a technical violation of the Adjusted EBITDA covenant described in Section 6.7(a) of the Agreement that occurred prior to the definition amendment noted above.

During the second quarter 2012, we decided to sell all assets relating to our Rovion business. The Rovion business, which is considered a usage model, did not align with our intent to become both a local media publisher and local advertising sales and marketing organization. On October 19, 2012, we sold all assets relating to the Rovion business, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months. We recognized a gain on sale of the Rovion business of approximately $1.5 million included in net income (loss) from discontinued operations in the accompanying consolidated statements of operations. The financial information in management’s discussion and analysis has been updated to reflect the Rovion business as discontinued operations.

At June 30, 2012, we performed an impairment valuation of goodwill as it related to the Spreebird business unit. The evaluation was triggered by the continued decline in the market capitalization of comparable public companies and lower than expected financial performance of the Spreebird business unit during the second quarter of 2012. The evaluation resulted in an estimated impairment charge of $5.5 million to goodwill. The goodwill impairment valuation was finalized in the third quarter and no additional impairment charges were recorded. During the second quarter of 2012, we also recorded impairment charges relating to intangible assets and capitalized software of the Spreebird business unit for $799,000 and $152,000, respectively.

On September 14, 2012, we changed our name from Local.com Corporation to Local Corporation. We amended our Amended and Restated Certificate of Incorporation in connection with a merger of our wholly-owned subsidiary with and into us in accordance with Section 253 of the Delaware General Corporation Law.

During the third quarter 2012, revenue from our LEC-billed subscriber bases decreased significantly due to a decision by certain LEC’s to no longer provide billing services for our products and services. The majority of the LEC billing ceased at the end of August 2012 and the remainder of the LEC billing ceased at the end of November 2012. In connection therewith, we accelerated the amortization of our subscriber base to align with the expected related future cash flows. As of December 31, 2012, assets related to the LEC-billed subscriber bases have been fully amortized. We also recorded an additional reserve for the long term LEC receivables of approximately $1.4 million and reclassified the receivable to long term receivables.

On November 1, 2012, we entered into a new Yahoo! Publisher Network Agreement with Yahoo, which provides for the distribution of Yahoo’s paid search results by us for which we are compensated a percentage of the adjusted gross revenue (as defined in the agreement) derived by Yahoo from such paid search results. The agreement with Yahoo ends on October 31, 2017, unless earlier terminated by the parties.

During the annual impairment review of goodwill performed on December 31, 2012, we identified and recorded an additional impairment charge of $4.1 million relating to the Spreebird business unit. This was the result of further declines in the market capitalization of comparable public companies together with lower than expected financial performance, mainly brought on by our decision due to shift our strategy away from direct sales to small and medium sized businesses in favor of channel sales opportunities.

Outlook for Our Business

According to BIA/Kelsey, the U.S. online advertising market is an approximately $42 billion a year industry. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests such as entering “florists in Irvine, CA.” According to a September 2012 study, BIA/Kelsey estimates that the local search market in the United States will grow from $6.1 billion in 2011, to $13.4 billion by 2016. Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet users. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like those powered by our Consumer Properties business, including Local.com or our network partners’ websites. Additionally, local SMBs that would not normally compete at the national level for advertising opportunities are increasingly engaging in and competing for local advertising opportunities, including local search, to promote their products and services.

Local online search is still relatively new, and as a result, it is difficult to determine our current market share, or predict our future market share. However, we have a number of competitors that have announced an intention to increase their focus on local search with regard to U.S. online advertising, including some of the leading online advertising companies in the world, including Google, Yahoo, and Microsoft, among many others, with greater experience and resources than we have. For example, Facebook recently announced a Graph Search tool which allows users to access the interests and opinions of friends regarding local places, movies and interests and which may emerge as a significant competitor to our current offerings.

The U.S. online advertising industry, including the local search segment, is regularly impacted and changed by new and emerging technologies, including, for instance, ad targeting and mobile technologies, as well as the increased fragmentation of the online advertising industry in general, from different technology platforms, to different advertising formats, targeting methodologies and the like. Those companies within our industry who are able to quickly adapt to new technologies, as well as offer innovations of their own, have a better chance of succeeding than those that do not.

We believe that local search will be an increasingly significant segment of the online advertising industry. Although search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Our Consumer Properties are all designed to serve this market of consumers, advertisers and publishers, which we believe will provide an opportunity for growth from increased local search volumes by consumers, as well as increased competition by advertisers to display their ad listings in front of those consumers.

Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, the growth of the paid-search market and our ability to effectively compete with other providers of local, and paid-search technologies and services among other things.

As we continue to diversify our technologies and traffic sources, we remain focused on local media offerings that will improve the experience for our end users, and allow our regional media network partners to enhance their service offerings and lower their costs. While we are still very focused on the local search industry, we believe there are additional opportunities in local media that we and our customers can benefit from, while diversifying our revenue sources. We intend to continue making significant investments in initiatives to diversify our revenue sources and promote our future growth.

As we continue to invest in our core offerings, we have increased our operating expenses, mainly related to traffic acquisition costs, the deployment of new features and functionality across our business and the support of our acquired companies. We cannot give assurances that our efforts to improve our results of operations through this strategy will be successful.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services;

•	web hosting services; and

•	daily deal offerings.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ended December 31, 2012, approximately 60% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to our Local.com website were $57.3 million of which $39.7 million and $15.4 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2011, approximately 66% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to our Local.com website were $37.4 million of which $25.6 million and $9.3 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2010, advertising costs to drive consumers to the Local.com website were $30.8 million of which $22.5 million and $5.3 million was paid to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011(1)	2010(1)
Revenue	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	73.3	62.9	55.3
Sales and marketing	19.3	26.1	17.1
General and administrative	12.0	15.5	10.3
Research and development	5.2	8.4	6.1
Amortization of intangibles	4.2	6.6	6.8
Impairment of goodwill and intangible assets	10.8	—	—

Total operating expenses	124.8	119.5	95.6

Operating income (loss)	(24.8)	(19.5)	4.4
Interest and other income (expense), net	(0.4)	(0.5)	(0.3)
Change in fair value of warrant liability	0.1	3.3	1.1

Income (loss) from continuing operations before income taxes	(25.1)	(16.7)	5.1
Provision for income taxes	(0.1)	(0.2)	(0.1)

Net income (loss) from continuing operations	(25.2)	(16.9)	5.0
Income (loss) from discontinued operations (net of taxes)	0.4	(1.7)	—

Net income (loss)	(24.8)%	(18.6)%	5.0%

(1)	Prior year balances have been reclassified to conform to current period presentation

Years ended December 31, 2012 and 2011

Revenue

	Year ended December 31,				Percent change
	2012	(*)	2011	(*)
	(in thousands)		(in thousands)
Owned and operated	$69,241	70.8%	$50,736	64.8%	36.5%
Network	20,926	21.4%	16,870	21.6%	24.0%
Business solutions	7,606	7.8%	10,653	13.6%	-28.6%

Total revenue	$97,773	100.0%	$78,259	100.0%	24.9%

(*) — Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2012, increased 36.5% compared to the same period in 2011. The increase in revenue for the year ended December 31, 2012, compared to the same period in 2011 is mainly due to increased traffic to our Local.com website, together with an increase in monetization as our revenue per thousand visitors (“RKV”) increased to $270, for the year ended December 31, 2012, from $248 for the same period in 2011. The increase in RKV was primarily a result of changes made to our advertising partner relationships. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The lower RKV for the year ended December 31, 2011, was primarily due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo search and advertising platform. Starting in August 2011, we entered into a new advertising partner relationship that resulted in a significant increase in monetization of traffic to our owned and operated properties. The increase in RKV due to a new advertising partner relationship was partially offset by a significant decrease in revenue from one of our large advertising partners. The increase in traffic to our owned and operated properties are the result of higher cost of revenues to attract users as well as increased organic search traffic over the same period.

As noted above, in August 2011, we entered into an agreement with a new advertising partner. The revenue generated from such partner has been subject to seasonality, which has similarly subjected all of our owned and operated revenue results to seasonality.

Periodically traffic providers will make changes to their policies and guidelines. These changes could impact both our advertising campaigns to purchase traffic and the monetization of our search results pages. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. Due to these changes we have seen a reduction in both traffic and monetization, which had a negative impact on our fourth quarter of fiscal 2012 revenue and results of operations. While we expect to grow our O&O revenue from the fourth quarter of fiscal 2012 run rate, we do expect fiscal 2013 O&O revenue to be lower than 2012. We also expect changes from this advertising partner in June 2013 related to bidding for mobile and desktop advertising campaigns, which may have a negative impact on our traffic and monetization of such traffic. We continue to work closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages.

RKV
Year ended December 31, 2011:
First quarter	$211
Second quarter	$194
Third quarter	$254
Fourth quarter	$332
Full year	$248

RKV

Year ended December 31, 2012:
First quarter	$285
Second quarter	$299
Third quarter	$276
Fourth quarter	$230
Full year	$270

Network revenue for the year ended December 31, 2012, increased 24.0% compared to the same periods in 2011. The increase is primarily due to increased traffic to our network partner websites and the increase in RPC from our advertising partner feed. The increase in traffic is a combination of increased cost of revenues to attract users to the network partner sites together with an increase in organic traffic over the same period. A portion of the Network revenue is based on other websites for which we provide our organic and third-party ad feeds. We have experienced volatility in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search.

Business Solutions revenue for the year ended December 31, 2012, decreased 28.6% compared to the same periods in 2011. The decrease in revenue is due to a decrease in revenue from our LEC-billed subscriber bases, partially offset by an increase in revenue from our Launch by Local product suite and revenue from our Spreebird business. The decrease in revenue from our LEC-billed subscriber bases are due to a decision by certain LEC’s to no longer provide billing services for our products and services. The majority of the LEC billing ceased at the end of August 2012 and the remainder of the LEC billing ceased at the end of November 2012. In January 2013, we made a decision to eliminate our direct sales efforts of our Launch by Local product suit to small and medium size businesses. We will still be providing our SMB solution through our channel partners.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent change
	2012	(*)	2011	(*)
Revenue from internal and outsourced sales	$3,088	40.6%	$3,487	32.7%	-11.4%
Revenue from acquired bases	2,719	35.7%	6,095	57.2%	-55.4%
Spreebird daily deals revenue	1,799	23.7%	1,071	10.1%	68.0%

Total business solutions revenue	$7,606	100.0%	$10,653	100.0%	-28.6%

(*) — Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2012, increased to $97.8 million from $78.3 million for the year ended December 31, 2012, an increase of $19.5 million, or 24.9%.

The following table identifies our major partners that represented greater than 10% of our total revenue in the periods presented (note that we entered into a Google service agreement effective August 1, 2011):

	Percentage of Total Revenue Year Ended December 31,
Customer	2012	2011
Yahoo! Inc.	20.7%	23.8%
SuperMedia Inc.	1.7%	22.2%
Google Inc.	44.2%	17.9%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year ended December 31,				Percent Change
	2012	(*)	2011	(*)
Cost of revenues	$71,657	73.3%	$49,258	62.9%	45.5%
Sales and marketing	18,905	19.3%	20,441	26.1%	(7.5)%
General and administrative	11,765	12.0%	12,156	15.5%	(3.2)%
Research and development	5,082	5.2%	6,538	8.4%	(22.3)%
Amortization of intangibles	4,102	4.2%	5,136	6.6%	(20.1)%
Impairment of goodwill and intangible assets	10,551	10.8%	—	—%	NM

Total operating expenses	$122,062	124.8%	$93,529	119.5%	30.5%

(*) — Percent of total revenue.

Cost of revenues

Cost of revenues for the year ended December 31, 2012, increased by 45.5% compared to the same period in 2011. The increase during the year ended December 31, 2012, compared to the same period in 2011 is due to an increase in traffic acquisition costs associated with driving consumers to our Local.com website. The increase of cost of revenues as a percentage of total revenues is mainly due to a decrease in high margin LEC revenues as well as a decrease in high margin revenue from one of our advertising partners. Included in cost of revenues for the years ended December 31, 2012 and 2011, is $223,000 and $648,000, respectively, relating to the Daily Deals segment, which commenced operations in May 2011. The decrease in cost of revenues for the Daily Deals segment is due to a decrease in subscriber acquisition cost during 2012.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2012, decreased 7.5% compared to the same period in 2011. The decrease is mainly due to a decrease in personnel-related cost as part of our continued cost savings efforts. These cost saving efforts are partially offset by the increase due to acquisitions that occurred in the second half of 2011. Included in sales and marketing expense for the years ended December 31, 2012 and 2011, are expenses of $3.7 million and $5.5 million, respectively, relating to the Daily Deals segment. The reduction in sales and marketing expense for the Daily Deals segment is mainly due to a reduction in personnel related costs.

General and administrative

General and administrative expenses for the year ended December 31, 2012, decreased by 3.2% compared to the same period in 2011. The decrease was mainly due to a decrease in compensation expense for the year as part of our cost savings efforts, partially offset by an increase in personnel related cost due to acquisitions and additional reserve of $1.4 million related to the long term receivable. Costs incurred related to the Daily Deals segment were immaterial for the years ended December 31, 2012 and 2011.

Research and development

Research and development expenses for the year ended December 31, 2012, decreased by 22.3% compared to the same period in 2011. The decrease is mainly due to our effort to reduce technology related costs. We capitalized an additional $2.4 million of research and development expenses for website development and amortized $2.3 million of capitalized website development costs during the year ended December 31, 2012. We capitalized an additional $3.1 million of research and development expenses for website development and amortized $2.0 million of capitalized website development costs during the year ended December 31, 2011.

Amortization of intangibles

Amortization of intangibles expense was $4.1 million for the year ended December 31, 2012, compared to $5.1 million for the year ended December 31, 2011. The decrease in amortization expense in 2012 was primarily due to our decision to suspend subscriber acquisitions of customer-related intangible assets, except where prior contractual commitments exist. This was partially offset by the acceleration of amortization related to the LEC-billed subscriber bases in the third and fourth quarter of fiscal 2012. Amortization was accelerated as the majority of billings relating to such subscriber bases were ceased due to the decision of the LEC’s not to provide future billing services as it relates to our products beyond December 2012.

Impairment of goodwill and intangible assets

During the second quarter 2012, we recorded an impairment charge of $6.5 million, which consisted of the impairment of goodwill, intangible assets and capitalized software related to the Spreebird business unit. In the fourth quarter 2012, we recorded an additional goodwill impairment charge of $4.1 million relating to the Spreebird business unit.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2012	2011
Interest income	$33	$54
Interest expense	(458)	(467)

Interest and other income (expense), net	$(425)	$(413)

Interest and other income (expense) was ($425,000) and ($413,000) for the years ended December 31, 2012 and 2011, respectively. Included in interest for fiscal 2011 is the acceleration of the amortization of deferred finance charges due to the cancellation of the revolving credit facility we had with SVB. Interest expense for 2012 relates to interest on the Square One bank line of credit.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was $202,000 for the year ended December 31, 2012.

Provision for income taxes

Provision for income taxes was $111,000 and $178,000 for the years ended December 31, 2012 and 2011, respectively. The provision for income taxes is primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Years ended December 31, 2011 and 2010

Revenue

	Year ended December 31,				Percent change
	2011	(*)	2010	(*)
	(in thousands)		(in thousands)
Owned and operated	$50,736	64.8%	$44,379	52.7%	14.3%
Network	16,870	21.6%	25,143	29.9%	-32.9%
Business solutions	10,653	13.6%	14,615	17.4%	-27.1%

Total revenue	$78,259	100.0%	$84,137	100.0%	-7.0%

(*)	— Percent of total revenue.

Owned and operated revenue for the year ended December 31, 2011, increased 14.3% compared to the same period in 2010. O&O revenue is affected by fluctuations in traffic at our Local.com website as well as the effectiveness by which we are able to monetize such traffic. A measure of the monetization of the traffic on our flagship Local.com website is revenue per thousand visitors (RKV). RKV increased to $248 for the year ended December 31, 2011, from $237 for the year ended December 31, 2010. Traffic to the Local.com website also increased in 2011, compared to 2010.The increase in traffic at our website is the result of higher cost of revenues to attract users to our Local.com website as well as increased organic search traffic over the same period. On a year-to-date basis, the increase in RKV was a result of increased RPC in the third and fourth quarter due to a new advertising partner relationship. In addition, the company’s third and fourth quarter financial results each included a net financial benefit of approximately $500,000 resulting from the modification of a partner contract. This financial benefit ended December 31, 2011. The increase was partially offset by lower RPC’s experienced in the first and second quarters of the year. The decreased RPC, which began in the fourth quarter of 2010, and continued in the first and second quarter of 2011, was, in part, due to the Yahoo!/Bing alliance, which resulted in changes to the Yahoo search and advertising platform. Also included in O&O revenue for 2011 is revenue from the newly acquired Krillion business.

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

Business solutions revenue for the year ended December 31, 2011, decreased 27.1% compared to the same period in 2010, as our base of small business subscribers decreased from over 45,000, as of December 31, 2010, to approximately 27,000, as of December 31, 2011. The decrease in the small business subscriber base is due to the natural attrition of the current legacy subscriber bases, subject to prior contractual commitments, as well as our decision to suspend acquisitions of LEC-billed subscriber bases, subject to prior contractual commitments, in order to concentrate resources around SMB product suite and investment in our Spreebird daily deals business. As a result, we anticipate revenue from our existing legacy subscribers to continue to decline.

The growth in small business subscribers in prior years was primarily due to acquisitions of subscriber bases. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent change
	2011	(*)	2010	(*)
Revenue from internal and outsourced sales	$3,487	32.7%	$4,650	31.8%	-25.0%
Revenue from acquired bases	6,095	57.2%	9,965	68.2%	-38.8%
Spreebird daily deals revenue	1,071	10.1%	—	0.0%	NM

Total business solutions services revenue	$10,653	100.0%	$14,615	100.0%	-27.1%

(*) — Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2011, decreased to $78.3 million from $84.1 million for the year ended December 31, 2011, a decrease of $5.8 million, or 7.0%.

The following table identifies our major partners that represented greater than 10% of our total revenue in the periods presented (note that we entered into a Google service agreement effective August 1, 2011):

	Percentage of Total Revenue Year Ended December 31,
Customer	2011	2010
Yahoo! Inc.	23.8%	43.3%
SuperMedia Inc.	22.2%	23.5%
Google Inc.	17.9%	0.0%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year ended December 31,				Percent change
	2011	(*)	2010	(*)
Cost of revenues	$49,258	62.9%	$46,517	55.3%	5.9%
Sales and marketing	20,441	26.1%	14,356	17.1%	42.4%
General and administrative	12,156	15.5%	8,685	10.3%	40.0%
Research and development	6,538	8.4%	5,133	6.1%	27.4%
Amortization of intangibles	5,136	6.6%	5,734	6.8%	(10.4)%

Total operating expenses	$93,529	119.5%	$80,425	95.6%	16.3%

(*) — Percent of total revenue.

Cost of revenues

Cost of revenues expenses for the year ended December 31, 2011, increased by 5.9%, compared to the same period in 2010. The increase was primarily due to increased traffic acquisition costs associated with driving more consumers to our Local.com website. The increase in traffic acquisition cost was partially offset by a decrease in revenue share due to the decrease in network revenues. As a percent of revenue, cost of revenues increased to 62.9% for the year ended December 31, 2011, from 55.3% for the comparable prior year. The increase in cost of revenues as a percent of revenue was attributable to the increase in owned and operated revenue, with a lower margin than network revenue, which decreased during the 2011 year. The decrease in Business Solutions revenues further contributed to the increase in cost of revenues as a percentage of revenue. This was partially offset by high margin revenue from one of our advertising partners.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2011, increased by 42.4% compared to the same period in 2010. The increase was primarily due to higher personnel-related costs related to increased headcount. The increased headcount was a result of an increase in sales employees as well as additional employees from the acquisitions that took place during the year.

General and administrative

General and administrative expenses for the year ended December 31, 2011, increased by 40.0% compared to the same period in 2010. The increase is due to higher personnel-related costs as a result of severance costs totaling approximately $462,000 incurred and increased headcount for the year. Headcount increased primarily due to the three acquisitions completed during the year.

Research and development

Research and development expenses for the year ended December 31, 2011, increased by 27.4% compared to the same period in 2010. The increase is mainly due to higher personnel-related costs and consulting fees as we invest in our systems and technology platforms. Also included in research and development expense is approximately $400,000 in severance related cost for the year. We capitalized an additional $3.1 million of research and development expenses for website development and amortized $2.0 million of capitalized website development costs during the year ended December 31, 2011. We capitalized an additional $3.1 million of research and development expenses for website development and amortized $700,000 of capitalized website development costs during the year ended December 31, 2010.

Amortization of intangibles

Amortization of intangibles expense was $5.1 million for the year ended December 31, 2011, compared to $5.7 million for the year ended December 31, 2010. The decrease in amortization expense in 2011 was primarily due to our decision to suspend subscriber acquisitions of customer-related intangible assets, except where prior contractual commitments exist. The customer-related intangible assets purchased in 2010 are amortized over the expected life of the assets based on the expected cash flow from the customers, resulting in accelerated amortization of the intangible assets over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. This was partially offset by an increase in other intangible asset amortization expense from the three acquisitions during the year.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2011	2010
Interest income	$54	$17
Interest expense	(467)	(292)

Interest and other income (expense), net	$(413)	$(275)

Interest and other income (expense) was ($413,000) and ($275,000) for the years ended December 31, 2011 and 2010, respectively. The increase is due to the acceleration of the amortization of deferred finance charges due to the cancellation of the revolving credit facility we had with SVB.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was $2.6 million for the year ended December 31, 2011.

Provision for income taxes

Provision for income taxes was $178,000 for the year ended December 31, 2011, primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits. Provision for income taxes was $102,000 for the year ended December 31, 2010, primarily relating to state income tax resulting from the California tax law change that suspended the use of corporate net operating loss carryforwards and an increase in the deferred tax liabilities on indefinite-lived assets, partially offset by California research and development credits and prior year actual to provision adjustments.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$3,696	$10,394

Working capital (deficit)	$(5,843)	$93

Working capital is defined as current assets less current liabilities, excluding the non-cash warrant liability.

Cash flow highlights (in thousands):

	Year ended December 31,
	2012	2011
Net cash used in operating activities	$(8,891)	$(748)
Net cash provided by investing activities	120	(21,152)
Net cash provided by financing activities	2,073	19,215

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $3.7 million as of December 31, 2012, and $10.4 million as of December 31, 2011. We had a working capital deficit of $5.8 million as of December 31, 2012, and working capital of $93,000 as of December 31, 2011. As of December 31, 2012, we had a total of $10.0 million outstanding on the revolving credit facility with Square One Bank, with additional availability dependent on fluctuations in the borrowing base. The decrease in working capital is largely due to a decrease in cash of approximately $6.7 million, which was mainly due to the timing of payments to vendors and capital expenditures for the year, partially offset by cash from the sale of the Rovion business. The additional draw on the Square One Bank line of credit also contributed to the decrease in working capital. These decreases were partially offset by the timing of payments to vendors and cash receipts from customers. Working capital excludes the warrant liability and includes assets and liabilities held for sale.

Net cash used in operating activities was $8.9 million for the year ended December 31, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, changes in deferred income taxes, stock-based compensation expense, change in fair value of warrant liability, impairment of goodwill and intangible assets and gain on disposal of property and equipment) used cash of $2.6 million. Changes in operating assets and liabilities used cash of $6.2 million. Net cash used in operating activities was $748,000 for the year ended December 31, 2011. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, changes in deferred income taxes, stock-based compensation expense and change in fair value of warrant liability) used cash of $4.4 million. Changes in operating assets and liabilities provided cash of $3.6 million.

There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the year ended December 31, 2012, the terms of our accounts receivable and accounts payable remained unchanged.

The table below details the change in net cash used in operating activities for the years ended December 31, 2012 and 2011 (in thousands):

	Years ended December 31,
	2012	2011	Change
Net Income (loss)	$(24,242)	$(14,559)	$(9,683)
Non-cash(1)	21,600	10,178	11,422

Subtotal	(2,642)	(4,381)	1,739
AR, AP and Other	(6,249)	3,633	(9,882)

Net cash provided by operations	$(8,891)	$(748)	$(8,143)

(1)	Includes depreciation, amortization, change in fair value of warrant liability, non-cash expense related to stock option issuances, changes in deferred income taxes, provision for doubtful accounts, impairment of goodwill and intangible assets and gain on disposal of property and equipment.

Net cash provided by investing activities was $120,000 for the year ended December 31, 2012, and consisted of $3.4 million used for capital expenditures, and $3.5 million related to the sale of the Rovion business. Net cash used in investing activities was $21.2 million for the year ended December 31, 2011, and consisted of $4.4 million used for capital expenditures, $16.0 million related to merger and asset acquisitions, and $762,000 related to purchases of customer-related intangible assets from LaRoss.

Net cash provided by financing activities was $2.1 million for the year ended December 31, 2012, primarily consisting of $5.4 million drawn on the revolving credit facility with Square One Bank, partially offset by the repayments of the $3.4 million on the revolving credit facility with Square One Bank. Net cash provided by financing activities was $19.2 million for the year ended December 31, 2011, primarily consisting of $18.2 million from a public offering of our common stock, $8.0 million drawn on the new revolving credit facility with Square One Bank, partially offset by the repayment of the $7.0 million outstanding balance of the revolving credit facility with SVB.

In 2012, we were able to reduce our operating losses (excluding impairment charges) through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our O&O and Network properties. These changes resulted in improvements in monetization compared to the prior year. Part of the improvement related to a new significant ad partner which was effective August 1, 2011. We have been able to increase traffic to our O&O and Network sites resulting in record traffic for the past twelve months. During October 2012, our largest traffic partner made changes to their policies and guidelines. These changes had a negative impact on our revenues and results of operations for the fourth quarter 2012. We are continuing to evaluate the effects of these changes to our business and are working on making the necessary adjustments to compensate for the loss of revenue and liquidity. Although we have increased investments in recently acquired businesses, much of the investment became discretionary marketing spend beginning in the second quarter of 2012, and is accordingly now controlled based on available working capital. On October 19, 2012, we sold the Rovion business for $3.9 million. Of the $3.9 million sales price, we received $3.5 million in cash on the date of sale, while the remaining balance will be held in escrow for eighteen months and released based on the terms as stipulated in the sales agreement. The additional cash and the cost savings from the sale of Rovion had a positive impact on our cash flow and liquidity in the fourth quarter of 2012 and going forward. On February 13, 2013, we executed the Fifth Amendment to the Loan Agreement with Square One Bank, extending the maturity date through February 3, 2015. In January 2013, we made the decision to cease the direct sales effort of the Launch by Local product suite which we estimate will result in total cost savings for 2013 of approximately $4.6 million. The majority of the cost savings relates to reducing the headcount from 146 at December 31, 2012, to approximately 93 at February 28, 2013. On March 28, 2013, we executed the Sixth Amendment to the Loan Agreement with Square One Bank. The Sixth Amendment waives any and all violations of the Liquidity Ratio covenants prior to the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013. The above factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that we will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holders. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations, as is currently the case with our agreement with Square One Bank.

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

Critical Accounting Policies, Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenue and expenses. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies described in more detail in Note 1 to our consolidated financial statements included in this Report, involve judgments and estimates that are significant to the presentation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of our SMB products to our customers. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on our Local.com website and network partner websites.

Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs.

During the year ended December 31, 2010, we entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand- alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010 we have not entered into any significant multiple deliverable arrangements.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo, and MSN/Bing as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the year ended December 31, 2012, approximately 60% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to our Local.com website were $57.3 million of which $39.7 million and $15.4 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2011, approximately 66% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to our Local.com website were $37.4 million of which $25.6 million and $9.3 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2010, advertising costs to drive consumers to the Local.com website were $30.8 million of which $22.5 million and $5.3 million was paid to Google and Yahoo, respectively.

Allowance for Doubtful Accounts

Our management estimates the losses that may result from that portion of our accounts receivable that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-

worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due and for which collectability is not reasonably assured.

During the fourth quarter fiscal year 2012, we recorded an additional reserve of $1.4 million for LEC related receivables. The additional reserve was due to the cessation of billing for these services by local exchange carriers and the expectation of a longer collection cycle for these receivables.

As of December 31, 2012, two customers, Yahoo and Google, represented 61% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

Depreciation of Property and Equipment

Depreciation and amortization of property and equipment are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets as follows:

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

Amortization of Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. Our third party billing providers were notified that certain LECs would not be providing billing services for our products and services with respect to these small business subscriber relationships. In the third and fourth quarter 2012, we accelerated amortization relating to these small business subscriber relationships intangible assets based on the expected remaining future cash flows. The effect of such accelerated amortization on 2012 results was approximately $1.2 million. As of December 31, 2012, all small business subscriber relationships intangible assets have been fully amortized.

Stock Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 13 — Stockholders’ Equity for additional information.

Total stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2012	2011	2010
Cost of revenues	$83	$178	$244
Sales and marketing	1,072	1,250	836
General and administrative	1,377	1,849	1,297
Research and development	227	386	534

Total stock-based compensation expense	$2,759	$3,663	$2,911

Net stock-based compensation expense impact on income (loss) per share:
Basic	$0.12	$0.17	$0.18

Diluted	$0.12	$0.17	$0.17

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted state and federal tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2012, we continue to maintain a full valuation allowance on net operating loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of operations or against additional paid-in-capital in our consolidated balance sheet to the extent any tax benefits would have otherwise been allocated to equity. In making our judgment regarding the valuation allowance, we considered all evidence, both positive and negative, considering our history of losses and placing more weight on the historical results in judging our ability to realize the deferred tax asset related to net operating losses.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2012, we had total unrecognized tax benefits of approximately $1.4 million. If fully recognized, approximately the total unrecognized tax benefit of $1.4 million would impact our effective tax rate.

Provision for income taxes was $111,000 and $178,000 for the years ended December 31, 2012 and 2011, respectively. The provision for income taxes is primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Warrant Liability

Current guidance of U.S. GAAP regarding accounting for derivatives, which requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. Determining the warrant liability to be recorded requires us to develop estimates to be used in calculating the fair value of the warrants. We calculate the fair values using the Black-Scholes valuation model.

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

We are exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2012, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $5,000 and $33,000, respectively. On February 28, 2013, we exchanged all our outstanding warrants that were accounted for as derivative instruments for shares of our common stock.

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

We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. Our indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, if an impairment trigger is identified, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. Due to lower than expected financial performance by the Spreebird business unit and a significant decrease in the market capitalization of comparable public companies during the second quarter of fiscal 2012, we determined that there were potential indicators of impairment at June 30, 2012. Goodwill was tested for impairment by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model (Level 3 Fair Value Measurement) and was written down to its implied fair value, which was approximately $6.7 million as of June 30, 2012, resulting in an impairment charge of approximately $5.5 million, which is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of operations.

We performed our annual impairment analysis as of December 31, 2012. During the annual impairment analysis we identified additional impairment relating to the Spreebird business unit. The additional impairment was due to continued declines in the market capitalization of comparable public companies coupled with lower than expected financial performance due to our recent shift in strategy away from direct sales to small and medium sized businesses. Using similar testing the goodwill for the Spreebird business unit was written down to its implied fair value of $2.6 million as of December 31, 2012, resulting in an impairment charge of $4.1 million, which is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

See Note 1 — The Company and Summary of Significant Accounting Policies to the consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Contractual Obligations

The following table sets forth certain payments due under contractual obligations with minimum firm commitments as of December 31, 2012 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$1,521	$584	$937	$—	$—
Debt obligations(2)	10,000	10,000	—	—	—

Total obligations	$11,521	$10,584	$937	$—	$—

(1)	Represents non-cancelable operating lease agreements for our offices that expire on various dates through June 2015

(2)	Represents revolving line of credit with Square 1 Bank.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2012, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Square One Bank borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0%, or (ii) the Prime Rate (as announced by Square One Bank), plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25%, or (ii) the Prime Rate (as announced by Square One Bank), plus 2.0%. The debt outstanding under the line of credit entering 2013 is $10.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $100,000 per annum.

Derivative Liability Risk

Current guidance regarding accounting for derivatives requires that certain of our warrants be accounted for as derivative instruments and that we record the warrant liability at fair value and recognize the change in valuation in our statement of operations each reporting period. We are therefore exposed to the risk of change in the fair value of derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2012, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $5,000 and $33,000, respectively. On February 28, 2013, we exchanged all our outstanding warrants that were accounted for as derivative instruments for shares of our common stock.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports of our independent registered public accounting firms, are included beginning at page F-1 immediately following the signature page of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting Issues and Financial Disclosure

On March 19, 2012, our audit committee approved the dismissal of Haskell & White, LLP (“H&W”), as our independent registered public accounting firm.

The audit report of H&W on our consolidated financial statements as of and for each of the two fiscal years ended December 31, 2011 and 2010, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our consolidated financial statements for each of the two fiscal years ended December 31, 2011 and 2010, and in the subsequent interim period through March 19, 2012, the date of the dismissal of H&W, (i) there were no disagreements with H&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to H&W’s satisfaction, would have caused H&W to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K. H&W has provided us with a letter stating that they agree that there were no disagreements during fiscal years ended December 31, 2011 and 2010, and through March 19, 2012, and we filed a copy of such letter as Exhibit 16.1 to our Current Report on Form 8-K, filed on March 22, 2012, which was within the time periods prescribed by the SEC.

On March 19, 2012, our audit committee approved the appointment and engagement of BDO USA, LLP (“BDO”), to serve as our independent registered public accounting firm, effective as of March 19, 2012. During the Company’s two most recent fiscal years and in the subsequent interim period through March 19, 2012, neither the Company, nor anyone acting on its behalf, consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report nor oral advice was provided by BDO, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Local Corporation

Irvine, California

We have audited Local Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Local Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Local Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Local Corporation as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated April 2, 2013 expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO USA, LLP

Costa Mesa, CA

April 2, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 31, 2012, certain information concerning our executive officers and directors:

Name	Age	Position
Heath B. Clarke(1)	44	Chief Executive Officer and Chairman of the Board
Michael A. Sawtell(1)	54	President and Chief Operating Officer
Kenneth S. Cragun(1)	52	Chief Financial Officer and Secretary
Erick Herring(1)	44	Sr. Vice President, Technology
Peter S. Hutto(1)	54	Sr. Vice President Corporate Development
Norman K. Farra Jr.	44	Lead Director
Philip K. Fricke	67	Director
John E. Rehfeld	72	Director
Frederick G. Thiel(2)	52	Director

(1)	Executive officer.

(2)	Mr. Thiel was appointed to our board of directors on January 16, 2013.

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

Michael A. Sawtell has served as our President and Chief Operating Officer since December 2011 and our Chief Operating Officer since May 2011. Mr. Sawtell joined us as Sr. Vice President and General Manager, SAS in May 2011 with our acquisition of the Rovion assets from DigitalPost Interactive, Inc., an Internet company. From July 2005 to May 2011, Mr. Sawtell was Chief Executive Officer of DigitalPost Interactive, Inc., an Internet company. From March 2000 to March 2005, Mr. Sawtell was our President and Chief Operations Officer. Mr. Sawtell’s responsibilities prior to Local Corporation have included chief executive officer functions at a public company, as well as general oversight of the operations and management of both public and private companies.

Kenneth S. Cragun has served as our Chief Financial Officer since December 2010, as our Secretary since October 2010, as our interim Chief Financial Officer from October 2010 to December 2010, and our Vice President of Finance from April 2009 to October 2010. From June 2006 to March 2009, Mr. Cragun was the Chief Financial Officer of Modtech Holdings, Inc., a supplier of modular buildings. Mr. Cragun received a Bachelors of Science degree in Accounting from Colorado State University-Pueblo. Mr. Cragun’s responsibilities prior to Local Corporation have included chief financial officer functions at a public company, including preparation of financials for SEC disclosures in accordance with GAAP, audit experience at a nationally recognized certified public accounting firm, and day-to-day management of the financial affairs of both public and private companies.

Erick Herring has served as our Sr. Vice President, Technology since January 2012. From July 2009 to October 2010, Mr. Herring Chief Technology Officer of Townloop, LLC, a daily deals company which he founded. From July 2009 to October 2010, Mr. Herring was Vice President of Product and Chief Technology

Officer of Feedback.com, a website platform company for gathering and rewarding customer feedback for businesses. From January 2009 to May 2009, Mr. Herring was Chief Technology Officer and Vice president of Product for WebVisible, Inc., a provider of local online marketing products and services. From January 2005 to November 2008, Mr. Herring was Vice President of Product and General Manager for Adapt Technologies, Inc., a provider of a pay-per-click advertising platform. Adapt Technologies, Inc. was acquired by WebVisible, Inc. Mr. Herring received a Bachelors of Science degree in Computer Information systems from Excelsior College. Mr. Herring’s responsibilities prior to Local Corporation have included chief technology officer and vice president of product functions at several technology companies.

Peter S. Hutto has served as our Sr. Vice President of Corporate Development since November 2009, our Sr. Vice President of Business Development and Sales from October 2008 to October 2009, and our Vice President of Business Development and Sales from October 2005 to September 2007. Mr. Hutto received a Bachelor of Arts degree in Political Science from the University of North Carolina, Chapel Hill. Mr. Hutto’s responsibilities prior to Local Corporation have included corporate and business development functions at both public and private companies.

Board of Directors

Norman K. Farra Jr. has served as a director since August 2005, and as our lead director since November 2011. Mr. Farra is currently an Independent Banker and Advisor with Merriman Capital, FEP (Financial Entrepreneurs Program) since October 2012. Mr. Farra served as a Managing Director, Investment Banking for Aegis Capital, Inc. from January 2012 to September 2012. From December 2009 to December 2011, Mr. Farra served as Managing Director, Investment Banking for R.F. Lafferty & Co. Inc. From May 2008 to December 2009, he served as Director, Investment Banking for Cresta Capital Strategies, LLC. He was an independent financial consultant from September 2007 to May 2008, and served as Managing Director of Investment Banking for GunnAllen Financial Inc. from August 2006 to September 2007. From June 2001 to August 2006, he was Independent contractor acting as Managing Director of Investment Banking for GunnAllen Financial Inc. In the past five years, Mr. Farra has held no other public company directorships. Mr. Farra received a Bachelor of Science degree in Business Administration from Widener University.

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

John E. Rehfeld has served as a director since August 2005 and was our lead director from December 2005 to October 2011. Mr. Rehfeld is currently the adjunct professor of marketing and strategy for the Executive MBA Program at Pepperdine University (since 1998) and the University of San Diego (since 2010). Mr. Rehfeld was previously a Director of Lantronix, Inc. (from May 2010 to November 2012), ADC Telecommunication, Inc. (from September 2004 to December 2010) and Primal Solutions, Inc. (from December 2008 to June 2009).

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

Frederick G. Thiel was appointed to our board of directors on January 16, 2013. From January 2007 to December 2012, Mr. Thiel served as the Managing Partner of the Software IT Group at Triton Pacific Capital Partners, a private equity firm making equity investments on behalf of itself and its investors in lower middle market companies. As part of his role at Triton Pacific Capital Partners, Mr. Thiel served on the boards of four of its portfolio companies: Custom Credit Systems, LP, an enterprise software company providing commercial lending automation solutions to major banks; DB Technology, LLC, an enterprise content management software company providing solutions to healthcare providers; Assetpoint, LLC, an enterprise software company providing enterprise asset management solutions to major corporations; and Vayan Marketing Group, LLC, an internet media marketing company providing customer acquisition services to major consumer brands. Mr. Thiel has been an Operating Partner with Graham Partners, a mid-market private equity firm since 2008. Mr. Thiel is presently a director of three private companies, including Predixion Software, Inc., B&B Electronics, Inc., and OCTANe LLC. Mr. Thiel attended classes at the Stockholm School of Economics in Europe.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Thiel to serve as a Director of the Company: Over 20 years executive experience in high tech industries, including prior experience as a chief executive officer of a public company and prior and current experience serving as a director of private companies.

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

Board of Directors

Our board of directors currently consists of the following five members: Heath B. Clarke (Chairman), Norman K. Farra Jr., Philip K. Fricke, John E. Rehfeld and Frederick G. Thiel. There are no family relationships among any of our current directors and executive officers.

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, as amended, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2014;

•	the class II directors are Messrs. Rehfeld and Thiel, and their term will expire at the annual meeting of stockholders to be held in 2015; and

•	the class III director is Mr. Clarke, and his term will expire at the annual meeting of stockholders to be held in 2013.

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

Our board of directors has designated an audit committee, a compensation committee and a nominating and governance committee, and may establish other committees as it deems necessary or appropriate. There were a total of 11 Board of Director meetings held in 2012. During 2012, no incumbent director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he served that were held during the period in which he was a director.

Board Committees

Our Board has three active committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. In August 2012, the Nominating, Compensation and Corporate Governance Committee of the Board was divided into the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee is currently comprised of Mr. Rehfeld as Chairman and Messrs. Fricke and Thiel, each of whom satisfies the Nasdaq and SEC rules for Audit Committee membership (including rules regarding independence). The Audit Committee held six meetings during 2012 and acted once by unanimous written consent. The Board has determined that Mr. Rehfeld is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing standards.

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

Compensation Committee

A description of the function of our Compensation Committee is set forth in Item 11 below.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “NCG Committee”) is currently comprised of Mr. Fricke as Chairman and Messrs. Rehfeld and Thiel, each of whom satisfies the Nasdaq and SEC rules for membership to the NCG Committee (including rules regarding independence). The NCG Committee held two meetings during 2012. The predecessor Nominating, Compensation and Corporate Governance committee held seven meetings during 2012 and acted once by unanimous written consent.

The NCG Committee operates pursuant to its written charter, which is available on our corporate web site at http://ir.local.com, under the “Corporate Governance” tab, as well as our by-laws and applicable law. In accordance with its charter, the NCG Committee’s purpose is to assist the Board in discharging the Board’s responsibilities regarding:

•	the identification, evaluation and recommendation to the board of qualified candidates to become Board members;

•	the selection of nominees for election as directors at the next annual meeting of stockholders (or special meeting of stockholders at which directors are to be elected);

•	the selection of candidates to fill any vacancies on the Board;

•	the periodic review of the performance of the Board and its individual members;

•	the making of recommendations to the Board regarding the number, function and composition of the committees of the Board;

•	the evaluation, on an at least annual basis, of the performance of the chief executive officer and other executive officers in light of corporate goals and objectives;

•	the review and provision of assistance to the Board in developing succession plans for the executive officers and other appropriate management;

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

In addition to the powers and responsibilities expressly delegated to the NCG Committee in its charter, the NCG Committee may exercise other powers and carry out other responsibilities that may be delegated to it by the Board from time to time, consistent with our bylaws.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees. Our Code of Business Conduct and Ethics are posted on our website at http://ir.local.com. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted a written committee charter for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, each of which are available on our website at http://ir.local.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities. Copies of the reports filed with the SEC are required by SEC Regulation to be furnished to Local. Based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe each reporting person has complied with the disclosure requirements with respect to transactions made during 2012.

Item 11.	Executive Compensation

Compensation Committee

The Compensation Committee (the “Compensation Committee”) is currently comprised of Mr. Rehfeld as Chairman and Messrs. Fricke and Thiel, each of whom satisfies the Nasdaq and SEC rules for membership to the Compensation Committee (including rules regarding independence). The Compensation Committee held four meetings during 2012. The predecessor Nominating, Compensation and Corporate Governance committee held seven meetings during 2012 and acted once by unanimous written consent.

The Compensation Committee operates pursuant to its written charter, which is available on our corporate web site at http://ir.local.com, under the “Corporate Governance” tab, as well as our by-laws and applicable law. In accordance with its charter, the Compensation Committee’s purpose is to assist the Board in discharging the Board’s responsibilities regarding:

•

reviewing, at least annually, and making recommendations to the Board with respect to executive compensation strategies, benefits, incentive-compensation plans and equity-based plans to ensure management is properly rewarded for its contribution and that management is properly aligned with the interests of our shareholders;

•

reviewing the corporate goals and objectives with respect to the compensation of the Chief Executive Officer, including an evaluation of the Chief Executive Officer’s performance in light of these goals and objects and, based upon such evaluation, set the salary, bonus, incentive and equity compensation for our Chief Executive Officer;

•

reviewing the evaluation process of and compensation structure for our other senior executive officers and reviewing the performance of our other senior executive officers, as well as approving the compensation of such senior executive officers;

•

the periodic review of and the making of recommendations to the Board with respect to our long term incentive plans and grants thereunder to the Chief Executive Officer and other senior executive officers, including with consideration to our performance, relative shareholder return, awards at comparable companies and other factors;

•	the review and approval of employment agreements, separation and severance agreements, and other appropriate management personnel;

•	the grant of discretionary awards under our equity incentive plans, and the exercise of authority of the Board with respect to the administration of our incentive compensation plans;

•	consider the results of the most recent stockholder advisory vote on executive compensation (“Say on Pay Vote”) required by Section 14A of the Securities Exchange Act of 1934, as amended;

•	Review and discuss with management the “Compensation Discussion and Analysis” section of our annual proxy statement or annual report on Form 10-K;

•	Reviewing the adequacy of its charter at least annual;

•	Reviewing the Compensation Committee’s own performance on at least an annual basis; and

•	Review whether a compensation consultant needs to be retained and, if so, to retain a compensation consultant free of any conflict of interest.

In addition to the powers and responsibilities expressly delegated to the Compensation Committee in its charter, the Compensation Committee may exercise other powers and carry out other responsibilities that may be delegated to it by the Board from time to time, consistent with our bylaws.

Compensation Discussion and Analysis

Executive Summary

The Compensation Committee (and prior to August 2012, the Nominating, Compensation and Corporate Governance Committee) developed our executive compensation programs for 2012 in consideration of the numerous efforts we were undertaking in 2012 to diversify our business and revenue sources, efforts that began in 2011 with our acquisition of a number of businesses and a shift in primary monetization partners. In light of the dependency we have on search related revenue in general, we continued our efforts to accelerate the diversification of our business and revenue sources. During the first half of 2012, we continued to integrate our new acquisitions, including Rovion, Krillion, and SMG, and provide them with the capital we believed was necessary to be successful in the long term. Additionally, we continued to develop SMB products for our small business customers utilizing the assets acquired in our Octane acquisition. Finally, in the first half of 2012, we continued to benefit from and attempted to exploit the change in our primary search monetization partner with respect to our O&O and Network businesses.

These strategic objectives, along with tactical efforts to improve the ability of our existing search business to monetize traffic, influenced the goals of our executives throughout the first half of 2012. Accordingly, many of their goals were related to integration of acquisitions and expansion of new business offerings, as detailed below. The Compensation Committee determined that it was in our best interests to continue to offer cash bonuses to our executives in accordance with their employment contracts for the achievement of the various goals that the Compensation Committee determined were critical to our long term success. As such, in the first half of 2012, the opportunity to earn cash bonuses was provided in spite of the fact that we were forecasting negative net earnings. No portion of the first quarter 2012 bonus was earned. Nevertheless, in light of our ability to integrate a new primary search monetization partner which had long term positive benefits for us. The Compensation Committee approved a one-time RSU grant to the executives and our other employees that was equal in grant value to the target bonus such executives and employees would have received had the first quarter 2012 goals been achieved. This stock grant in lieu of cash bonus vested on January 2, 2013, and, as a result, served not only as a bonus, but also as a retention program during a period of change, as well as encouraging stock ownership amongst our executives to better align their interests with our shareholders.

At the beginning of the second half of 2012, we determined that a shift in strategy with respect to our SMG and Rovion acquisitions might be necessary. With respect to SMG, we determined that revenue and growth opportunities in the deal-of-the-day sector were not likely to be as robust as we had previously forecast, based on our own results and those of other businesses in the sector. With respect to Rovion, we determined that Rovion’s technology offerings were more robust than we required for our intended uses. At the same time, we began to experience a material drop in RPC from our new primary search monetization partner, which continued through the end of 2012.

In the second half of 2012, we structured our goals for our executives to address our shift in strategy and a renewed focus on ensuring the stability of our core search businesses and growing our proprietary business offerings for small and medium sized businesses. Again the Compensation Committee determined during the second half that providing a portion of the bonus opportunity in RSUs, as opposed to cash, might better align the interests of our employees with the interests of our shareholders. Throughout 2012, all of the executive compensation programs developed by the Compensation committee were designed to incentivize and reward long-term sustainable growth. In the second half of 2012, we experienced an unanticipated drop in RPC from our primary search monetization partner, as well as, a change in policies from our major traffic acquisition partner, which impacted the structure and monetization of our search engine results pages. As a result of these and other factors that negatively impacted our performance, we did not achieve any of our goals for the second half of 2012.

Executive Compensation Program Objectives and Overview

The Compensation Committee administers our executive compensation arrangements and meets in executive session with the Board of Directors to determine the compensation of our Chief Executive Officer. As discussed in more detail below, in determining the compensation for our other Named Executive Officers (as defined below), the recommendations of our Chief Executive Officer, among other factors, may be considered by the Compensation Committee. Nevertheless, the Compensation Committee is solely responsible for making the final decisions on compensation for our Named Executive Officers.

Our general compensation arrangements are guided by the following principles and business objectives:

•	It is our objective to hire and retain top talent in our industry in an exceptionally competitive marketplace, especially for key positions that directly contribute to creating stockholder value;

•	We reward the performance of our top contributors in key positions within our company by focusing our resources on them and their continued performance; and

•

We firmly believe that equity compensation is an important means of aligning the interests of our employees with those of our stockholders and focus our equity compensation on the key positions within our Company that we believe have the greatest impact on performance.

We are guided by the above principles in our compensation philosophy for our executive officers, which has been designed to achieve the following two objectives:

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

The executives listed in the Summary Compensation Table in this Form 10-K are referred to as the “Named Executive Officers.” Mr. Erick Herring became our Senior Vice President of Technology on January 3, 2012.

Overview

We are dependent upon the experience and talents of our executives to successfully manage our highly technical, complex and rapidly evolving business. We compete in a rapidly changing industry, one which regularly experiences paradigm shifting technological developments and shifting trends in the businesses and markets in which we compete. We rely on our executives to successfully address these developments and to improve our business and its performance in order to increase shareholder value. We face a highly competitive executive labor market and face competitors for our executives’ skills of our similar size and scale, as well as larger competitors with greater resources than we have and smaller competitors that seek to hire our executives to facilitate and expedite their own businesses that compete with us directly or in the same industry.

Executive Compensation Programs

Our current executive compensation program is comprised of three key components, which collectively are intended to conform to our compensation philosophy and to reward our executives based on individual and company performance. We use (1) base salary, (2) quarterly or semi-annual incentive cash or cash and equity bonuses, and (3) long-term equity awards, in the form of stock options and RSUs, as its primary compensation components. The Compensation Committee considers how each such component of executive compensation promotes retention and rewards performance by the individual and us generally when structuring its executive compensation arrangements.

We seek to provide targeted compensation opportunities at the median of competitive market practice in order to attract, retain, and motivate our executives. However, the Compensation Committee may target an individual executive’s compensation higher or lower than the median based on the individual’s role, experience, and/or performance, among other factors. The Compensation Committee uses certain peer companies (as identified below) to inform it of competitive pay levels and generally intends that base salary levels be consistent with competitive market base salary levels. The Compensation Committee generally targets performance-based compensation, such as bonus and long-term incentive equity opportunities to make up a substantial portion of each executive’s total direct compensation opportunity, as achievement of those are tied to our performance and individual performance and provide long-term incentives to our executives. The Compensation Committee believes that the cash and long-term equity incentives provided to our executives have been designed to provide an effective mix of incentives to ensure our executive performance is focused on building long-term stockholder value.

We do not provide any pensions or other retirement benefits for our executives other than our 401(k) plan. Generally, except for the payment of up to $1,500 a month in health insurance payments that would otherwise be paid by our executives, we also do not provide any perquisites. We provide our executive officers with certain severance protections as a further means of attracting and retaining our key executives and to preserve the stability of our executive team. These severance protections are described below under “Severance and Change in Control Severance Benefits” and “Potential Payments Upon Termination or Change in Control.”

Independent Consultant and Peer Group

The Compensation Committee periodically uses Frederic W. Cook & Co., Inc. (“Cook & Co.”) as its independent compensation consultants. Cook & Co. previously advised the Compensation Committee with respect to trends in executive compensation, the selection of our peer companies, the determination of pay programs, an assessment of competitive pay levels, and the setting of compensation levels in 2010. Cook & Co. provided no other services to us in 2012 beyond the compensation consulting services provided to our Board of Directors and the Compensation Committee, as noted above.

The Compensation Committee considers, from time to time, peer company data obtained and evaluated by Cook & Co, as well as compensation data compiled by management, in establishing compensation levels. The Compensation Committee utilizes this information when considering executive compensation arrangements, including the reasonableness of such arrangements from a competitive vantage point. For 2012, the Compensation Committee considered compensation data for the following companies: InfoSpace, Openwave Systems, the Knot, Saba Software, Travelzoo, Web.com, Marchex, eLoyalty, Double-Take, Innodata, Healthstream, TheStreet.com, Autobytel, Spark Networks, and Market Leader. This group of companies is referred to by us hereafter as our “peer group” or our “peer companies” for 2012. This peer group was the same peer group utilized by the Compensation Committee in 2011 to the extent possible.

The peer group was selected in 2010 based on objective criteria, taking into account company size and industry. At the time of selection, the peers’ revenue and market capitalizations generally fell within a range of 0.3x to 3x of ours, with our revenue and market capitalization in the middle range to avoid distortion from size. The peers are technology and/or media companies that have businesses that are broadly similar to our business. The data from a late 2010 study formed the basis of 2011 decision-making, which was carried over into 2012.

Shareholder Advisory Vote on Executive Compensation

At our 2012 Annual Meeting of Stockholders, 85.7% of our voting stockholders voted to approve a resolution approving, on an advisory basis, the compensation of our executive officers, as disclosed in our proxy statement of the 2012 Annual Meeting of Stockholders. The Compensation Committee considered this approval in its consideration of future executive compensation matters and has determined to generally maintain its practices and policies consistent with the prior year, subject to adjustments as are deemed appropriate in the view of the Compensation Committee in light of our present circumstances.

Current Executive Compensation Program Elements

Base Salaries

We provide the Named Executive Officers, along with other employees, with base salary to compensate them for their services throughout the year. The Compensation Committee performs an annual review of the base salaries of our Named Executive Officers. These base salary levels are intended to be generally consistent with competitive market base salary levels, but are not specifically targeted or “bench-marked” against any particular company or group of companies, including our peer group. The Compensation Committee sets base salaries so that a substantial portion of the executives’ total direct compensation remains contingent on performance-based bonuses and long-term incentive equity awards. The Compensation Committee considers and assesses, among other factors, the scope of an executive’s responsibility, prior experience, past performance, advancement potential, impact on results, salary relative to our other executives and relevant competitive data in setting specific salary levels for each of our Named Executive Officers, as well as our other officers.

The annual base salary of each of our Named Executive Officers, except Mr. Herring, was increased effective July 1, 2012, to adjust for cost of living increases. The Compensation Committee did not undertake a formal review of relevant market compensation data, as a study was conducted in 2010, and only cost of living increases were contemplated for 2012. Effective July 1, 2012: Mr. Clarke’s salary was increased from $427,729 to $444,618; Mr. Sawtell’s salary was increased from $287,000 to $304,637; Mr. Cragun’s salary was increased from $280,622 to $291,235; and Mr. Hutto’s salary was increased from $229,280 to $233,708.

Short Term Bonuses

For 2012, the Compensation Committee approved a short term bonus plan (“Bonus Plan”) that was payable in any combination of cash and equity grants made under our 2011 Omnibus Stock Plan, as amended, under which our Named Executive Officers were eligible to earn bonuses based on achievement against pre-determined quarterly or semi-annual performance goals. The bonus incentive opportunity was intended to motivate and reward executives by tying a significant portion of their total compensation to the achievement of pre-established performance metrics that were generally short-term, but impact the creation of long-term stockholder value. The Compensation Committee determined that use of independent quarterly (for the first half of 2012) and semi-annual (for the second half of 2012) performance and payment periods for 2012 was appropriate given the difficulty setting meaningful annual performance goals when we were in a period transition. The Compensation Committee used PSUs to offset the use of cash for short term bonuses earned with respect to achievement of the goals in the Bonus Plan for the second half of 2012 and to better align our executives with the interests of our shareholders.

First Quarter 2012 Bonus

For the First Quarter 2012 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 0% and 120% of target depending on performance. Performance is measured against a combination of company-wide financial goals and individual performance goals. The weighting of Company and individual goal components ranged from 50% to 100% and 0% to 50%, respectively. In determining the mix of our and individual performance goals for each executive, the Compensation Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions.

		Bonus Goal Weightings		1st Quarter Bonus Opportunity (% of Q1 2012 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer and Chairman	100%	0%	72%	80%	96%
Michael A. Sawtell	President & Chief Operating Officer	75%	25%	54%	60%	72%
Kenneth S. Cragun	Chief Financial Officer and Secretary	70%	30%	41%	45%	54%
Erick Herring	Senior Vice President Technology	50%	50%	36%	40%	48%
Peter S. Hutto	Senior Vice President Corporate Development	50%	50%	45%	50%	60%

First Quarter 2012 Bonus: Company Performance Component

Our performance component of the First Quarter period was based equally on Revenue and Adjusted Net Income (Loss)1. The Compensation Committee believes these metrics, and the related goals, were the key drivers of delivering value to our stockholders for that period. The Revenue and Adjusted Net Income (Loss) targets were set to our budget for the period. The Compensation Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 90% and 120% of target. The Compensation Committee also required that no more than 45% of any Adjusted Net Income be allocable to the payment of First Quarter Bonus, regardless of performance against the established Revenue and Adjusted Net Income (Loss) targets. For the First Quarter period, our performance was slightly above target for Revenue (100.5%) and at target for Adjusted Net Income (Loss). Notwithstanding our achievement of at least 100% of both our Revenue and Adjusted Net Income (Loss) target, the Compensation Committee determined that no First Quarter Bonus would be payable since we did not achieve positive Adjusted Net Income in the first quarter 2012. The performance levels and actual performance for First Quarter 2012 are shown in detail below:

		Q1 2012 Company Performance Goals
Metric	Weighting	Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)	Actual Q1 2012 Results ($ mil.)	Q1 2012 Bonus %
Revenue	50%	$22.59	$25.10		$30.12	$25.20	100.5%
Adjusted Net Income	50%	($0.22)	($0.20	)(1)	($0.16)	($0.20)	100.0%
Total Bonus %							100.25%

(1)	Target included the potential bonus expense for the first quarter of 2012.

First Quarter 2012 Bonus: Individual Performance Component

The individual performance component of each Named Executive Officer’s bonus, except for Mr. Clarke, was determined by the Compensation Committee and actual bonuses could range between 0% and 150% of target. Mr. Clarke had no individual performance components for Q1 2012, as the Compensation Committee determined that Mr. Clarke should be evaluated solely on our financial performance. The Compensation Committee’s assessment was based on performance against pre-set strategic objectives and in most cases, the general recommendations and performance evaluations of the Chief Executive Officer. For the First Quarter 2012 period, the Compensation Committee’s bonus decisions were based upon the following individual goals.

[1]	Adjusted Net Income (Loss) is defined as net income (loss) excluding: provision for income taxes; interest and other income (expense), net; depreciation; amortization; stock-based compensation charges; gain or loss on warrant revaluation; net income (loss) from discontinued operations; gain on sale of Rovion; impairment charges; LEC receivables reserve; and severance charges. Adjusted Net Income (Loss), as defined above, is not a measurement under GAAP. Adjusted Net Income (Loss) is reconciled to net income (loss) and earnings (loss) per share, which we believe are the most comparable GAAP measures, in our press release dated February 14, 2013, as furnished on our Form 8-K filed with the SEC on February 14, 2013. We believe that Adjusted Net Income (Loss) provides useful information to investors about our performance because it eliminates the effects of period-to-period changes in income from interest on our cash and marketable securities, expense from our financing transactions and the costs associated with income tax expense, capital investments, stock-based compensation expense, warrant revaluation charges, and charges which are not directly attributable to the underlying performance of our business operations. Management used Adjusted Net Income (Loss) in evaluating the overall performance of our business operations, making it useful to the NCCG Committee in evaluating management’s performance. A limitation of non-GAAP Adjusted Net Income is that it excludes items that often have a material effect on our net income and earnings per common share calculated in accordance with GAAP. Therefore, management compensates for this limitation by using Adjusted Net Income in conjunction with net income (loss) and net income (loss) per share measures. The non-GAAP measures should be viewed as a supplement to, and not as a substitute for, or superior to, GAAP net income or earnings per share.

Michael Sawtell — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee determined that Mr. Sawtell would have earned a bonus equal to 110% of target for the individual performance component. Mr. Sawtell’s goals were related to achievement of the following objectives: Krillion integration, commercial use of our Rovion ad management platform, and development of an updated two year operating plan for each of our business lines. The Compensation Committee determined that each of these objectives was achieved, including overachievement of the Krillion integration and Rovion ad management platform implementation objectives. Nevertheless, no first quarter bonus was paid to Mr. Sawtell in light of the fact that we did not achieve positive Adjusted Net Income in the first quarter 2012.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee determined that Mr. Cragun’s individual performance bonus component would have been earned at 100% of target. Mr. Cragun’s goals were tied to achievement of the following objectives: risk assessment with respect to our security systems, development of an updated two year operating plan for each of our business lines, certain investor relations goals, and development of enhanced financial modeling capabilities. The Compensation Committee determined that each of these objectives was achieved. Nevertheless, no first quarter bonus was paid to Mr. Cragun in light of the fact that we did not achieve positive Adjusted Net Income in the first quarter 2012.

Erick Herring — The Compensation Committee determined that Mr. Herring’s individual performance bonus component would have been earned at 99.5% of target. Mr. Herring’s goals were tied to achievement of the following objectives: implementation of search engine marketing technologies, integration of Krillion, data collection and analysis, quality assurance measures, and staffing efficiency. The Compensation Committee determined that Mr. Herring achieved almost all of his goals and also overachieved the Krillion integration goal and underachieved the goal related to the quality assurance measures utilized by us. Nevertheless, no first quarter bonus was paid to Mr. Herring in light of the fact that we did not achieve positive Adjusted Net Income in the first quarter 2012.

Peter S. Hutto — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee determined that Mr. Hutto’s individual performance bonus component would have been earned at 90% of target. Mr. Hutto’s goals were tied to achievement of the following objectives: performance criteria of our Spreebird business and various corporate development initiatives. The Compensation Committee determined that Mr. Hutto achieved all of his corporate development initiatives, but underachieved his Spreebird performance objectives. Nevertheless, no first quarter bonus was paid to Mr. Hutto in light of the fact that we did not achieve positive Adjusted Net Income in the first quarter 2012.

Total First Quarter 2012 bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Total Q1 2012 Target Bonus	Performance Components	Actual Bonus %	Actual Q1 2012 Cash Bonus
Heath B. Clarke	$85,546	Company (100%)	0%		$0
		Individual (0%)	0%		$0

					$0

Michael A. Sawtell	$43,050	Company (75%)	0%		$0
		Individual (25%)	0%	$ $	0 0

Kenneth S. Cragun	$31,570	Company (70%)	0%		$0
		Individual (30%)	0%		$0

					$0

Erick Herring	$25,000	Company (70%)	0%		$0
		Individual (30%)	0%		$0

					$0

Peter S. Hutto	$28,651	Company (50%)	0%		$0
		Individual (50%)	0%		$0

					$0

Second Quarter 2012 Bonus

For the Second Quarter 2012 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 0% and 100% of target depending on performance. Performance is measured against company-wide financial goals and individual performance goals. The weighting of our and individual goal components ranged from 75% to 100% and 0% to 25%, respectively. In determining the mix of our and individual performance goals for each executive, the Compensation Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions for each executive.

		Bonus Goal Weightings		2[d] Quarter 2012 Bonus Opportunity (% of Q2 2012 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer and Chairman	100%	0%	72%	80%	80%
Michael A. Sawtell	President & Chief Operating Officer	75%	25%	54%	60%	60%
Kenneth S. Cragun	Chief Financial Officer and Secretary	75%	25%	41%	45%	45%
Erick Herring	Senior Vice President Technology	75%	25%	36%	40%	40%
Peter S. Hutto	Senior Vice President Corporate Development	75%	25%	45%	50%	50%

Second Quarter 2012 Bonus: Company Performance Component

For the second quarter, the Company Performance Component of the Second Quarter period for the Named Executive Officers, except Mr. Herring, was based on Core Business Revenue, New Business Revenue and Adjusted Net Income. The Compensation Committee distinguished between Core Business Revenue and New Business Line Revenue to better align our executives’ goals with our long term objectives, which was to diversify and grow our non-search business and related revenues and net income. By distinguishing revenues in this way, the Compensation Committee sought to incent the executives to increase performance of our newly launched products and services and support our recent acquisitions and initiatives. The Company Performance Component of the Second Quarter for Mr. Herring was based on Revenue and Adjusted Net Income only. All of the targets for all Named Executive Officers were set to our budget for the period. The Compensation Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 90% and 100% of total target. For the Second Quarter period, our performance was above the target for Core Business Revenue, below target for New Business Revenue, at target for Adjusted Net Income, and, with respect to Mr. Herring, above target for Revenue. The resulting bonus payout for our performance component was 99% of target for the Named Executive Officers, except Mr. Herring, whose resulting bonus payout was 100% of target. The performance levels and actual performance for Second Quarter 2012 are shown in detail below:

	Weighting	Q2 2012 Company Performance Goals				Actual Q2 2012 Results ($ mil.)	Q2 2012 Bonus %
		For NEOs Except Mr. Herring
Metric		Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)
Core Business Revenue	30%	$23.36	$25.95		$25.95	$26.35	100%
New Business Revenue	20%	$0.89	$0.99		$0.99	$11.05	93%
Adjusted Net Income	50%	$0.14	$0.16	(1)	$0.16	$0.17	100
Total Bonus %							99%

	Weighting	Q2 2012 Company Performance Goals				Actual Q2 2012 Results ($ mil.)	Q2 2012 Bonus %
		For Mr. Herring
Metric		Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)
Revenue	50%	$24.26	$26.95		$26.95	$27.27	101%
Adjusted Net Income	50%	$0.14	$0.16	(1)	$0.16	$0.17	100
Total Bonus %							100%

(1)	Target included the potential bonus expense for the second quarter of 2012.

Second Quarter 2012 Bonus: Individual Performance Component

The individual performance component of each Named Executive Officer’s bonus, except for Mr. Clarke, was determined by the Compensation Committee and actual bonuses could range between 0% and 150% of target. Mr. Clarke had no individual performance components for Q2 2012, as the Compensation Committee determined that Mr. Clarke should be evaluated solely on our financial performance. The Compensation Committee’s assessment was based on performance against pre-set strategic objectives and in most cases, the general recommendations and performance evaluations of the Chief Executive Officer. For the Second Quarter period, the Compensation Committee’s bonus decisions were based upon the following individual goals.

Michael A. Sawtell — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee approved Mr. Sawtell’s individual performance bonus component at 123.75% of target. Mr. Sawtell’s goals were tied to achievement of the following objectives: growth strategies for our O&O business, launch of our SMB product, Network product initiatives, and certain corporate development goals. The Compensation Committee’s decision to award Mr. Sawtell an amount above target was based on achievement of most goals, as well as overachievement of our Network product enhancement initiatives, partially offset by underachievement of the all-in-one launch goal.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee approved Mr. Cragun’s individual performance bonus component at 100% of target. Mr. Cragun’s goals were tied to achievement of the following objectives: support of SMB product launch, financial modeling of certain network initiatives, and review and analysis of key operating metrics used by us. The Compensation Committee’s decision to award Mr. Cragun an amount equal to target was based on achievement of each of the foregoing goals in their entirety.

Erick Herring — The Compensation Committee approved Mr. Herring’s individual performance bonus component at 100% of target. Mr. Herring’s goals were tied to achievement of the following objectives: margin growth initiatives, expansion of our O&O products, Krillion integration, certain Network initiatives, and development of certain automated reporting functionality. The decision to award Mr. Herring a bonus amount at target was based on the Compensation Committee’s determination that Mr. Herring achieved each of his goals.

Peter S. Hutto — Based on the Chief Executive Officer’s recommendation, Mr. Hutto’s individual performance bonus component was set at 105% of target. Mr. Hutto’s goals were tied to achievement of the following objectives: Rovion divestiture, corporate development initiatives, and research and analysis of new business markets. The Compensation Committee determined that Mr. Hutto achieved each of these goals and overachieved the goal related to the sale of our Rovion business and as a result awarded Mr. Hutto a bonus above target.

Total Second Quarter 2012 bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Total Q2 2012 Target Bonus	Performance Components	Actual Bonus %	Actual Q2 2012 Cash Bonus
Heath B. Clarke	$85,546	Company (100%)	99%	$84,721
		Individual (0%)	0%	$0

				$84,721

Michael A. Sawtell	$43,050	Company (75%)	99%	$31,976
		Individual (25%)	123.75%	$13,319

				$45,295

Kenneth S. Cragun	$31,570	Company (75%)	99%	$23,450
		Individual (25%)	100%	$7,892

				$31,342

Erick Herring	$25,000	Company (75%)	100%	$18,750
		Individual (25%)	100%	$6,250

				$25,000

Peter S. Hutto	$28,651	Company (75%)	99%	$21,281
		Individual (25%)	105%	$7,521

				$28,802

Second Half 2012 Bonus

For the Second Half 2012 Bonus period, each of our Named Executive Officers’ target bonuses were defined as a percentage of base salary as set forth in each officer’s employment agreement. Actual earned awards could range between 0% and 150% of target depending on performance. Performance is measured against company-wide financial goals and individual performance goals, except in the case of Mr. Clarke, who was evaluated solely on company-wide financial goals since he is responsible for our overall performance. The weighting of Company and individual goal components ranged from 75% to 100% and 0% to 25%, respectively. In determining the mix of Company and individual performance goals for each executive, the Compensation

Committee considered each executive’s ability to affect company-wide performance and the importance of individual contributions.

		Bonus Goal Weightings		2nd Half 2012 Bonus Opportunity (% of 2H 2012 Salary)
Executive Officer	Position	Company	Individual	Threshold	Target	Maximum
Heath B. Clarke	Chief Executive Officer	100%	0%	56%	80%	120%
Michael A. Sawtell	President and Chief Operating Officer	75%	25%	42%	60%	90%
Kenneth S. Cragun	Chief Officer and Secretary	75%	25%	31.5%	45%	67.5%
Erick Herring	Chief Technology Officer	75%	25%	28%	40%	60%
Peter S. Hutto	Senior Vice President Corporate Development	75%	25%	35%	50%	75%

For the Second Half 2012 bonus period, the Compensation Committee determined that Messrs. Clarke, Sawtell and Cragun would receive no bonus if we experience an Adjusted Net Loss for that period. Furthermore, the Compensation Committee also capped the total amount of bonus payable to all of our Named Executive Officers at 45% of Adjusted Net Income earned by the Company, subject to certain limited exceptions.

Second Half 2012: Company Performance Component

The Company Performance Component for the Second Half 2012 period was based equally on Revenue and Adjusted Net Income. The Compensation Committee believes these metrics, and the related goals, were the key drivers of delivering value to our stockholders for the period. The Revenue and Adjusted Net Income targets were set to our budget for the period. The Compensation Committee also set threshold and maximum performance goals, which corresponded to bonus payouts equal to 70% and 150% of target. For the Second Half 2012 period, the Company Performance Component was below the target for both the Revenue and Adjusted Net Income goals and the Adjusted Net Income for the period was negative. As a result of not achieving positive Adjusted Net Income, no Second Half 2012 bonus was earned. The performance levels and actual performance for Second Half 2012 are shown in detail below:

		2H 2012 Company Performance Goals
Metric	Weighting	Threshold ($ mil.)	Target ($ mil.)		Maximum ($ mil.)	Actual 2H 2012 Results ($ mil.)	2H 2012 Bonus %
Revenue	50%	$44.12	$51.90		$64.88	$45.7	88%
Adjusted Net Loss	50%	$0.63	$0.90	(1)	$1.35	($0.90)	(100%)
Total Bonus %							0%

(1)	Target included the potential bonus expense for the Second Half 2012.

Second Half 2012 Bonus: Individual Performance Component

As noted above, Mr. Clarke was evaluated solely on company-wide financial goals. The individual performance component of each other Named Executive Officer’s bonus was determined by the Compensation Committee and actual bonuses could range between 0% and 150% of target. The Compensation Committee’s assessment was based on performance against pre-set strategic objectives and in most cases, the general recommendations and performance evaluations of the Chief Executive Officer. For the Second Half period, the Compensation Committee’s bonus decisions were based upon the following individual goals.

Michael A. Sawtell — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee determined that Mr. Sawtell would have earned a bonus equal to 115.5% of target for the individual performance component. Mr. Sawtell’s goals were tied to achievement of the following objectives: launch of O&O business initiatives, development of new business lines, launch of SMB product, metrics and reporting development, Rovion divestiture, optimization of our O&O business unit, restructuring related to our Network business unit, development goals related to our SMB direct sales efforts, operating plan refinement for our Spreebird business, and launch of our new Network product. The Compensation Committee’s determined that Mr. Sawtell largely achieved or overachieved all of his goals, except for the goal related to our launch of our all-in-one subscription product, which was slightly underachieved. Nevertheless, no second half bonus was paid to Mr. Sawtell in light of other bonus criteria which were not met.

Kenneth S. Cragun — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee determined that Mr. Cragun would have earned a bonus equal to 102.5% of target for the individual performance component. Mr. Cragun’s goals were tied to achievement of the following objectives: new initiatives for our O&O business, strategic plan development of new business lines, enhanced reporting of our key performance indicators, development of KPIs for our direct sales efforts, corporate renaming, development goals related to our SMB direct sales efforts, investor relations objectives, retention programs for our key employees, internal financial reporting and forecasting, and certain corporate development goals. The Compensation Committee determined that Mr. Cragun achieved or overachieved all of his goals, except for his goals related to the development of KPIs for our direct sales efforts and certain internal financial reporting and forecasting enhancements, which were underachieved. Nevertheless, no second half bonus was paid to Mr. Cragun in light of other bonus criteria which were not met.

Erick Herring — The Compensation Committee determined that Mr. Herring would have earned a bonus equal to 101% of target for the individual performance component. Mr. Herring’s goals were tied to achievement of the following objectives: launch of new initiatives for our O&O business, data management, Krillion API initiative, departmental restructuring goals, search engine marketing tools, product marketplace, support sales initiatives, and data center integrations. The Compensation Committee determined that Mr. Herring achieved or overachieved all of his goals, except for his goals related to certain search engine marketing tools, which was slightly underachieved. Nevertheless, no second half bonus was paid to Mr. Herring in light of other bonus criteria which were not met.

Peter S. Hutto — Based in part on the Chief Executive Officer’s recommendation, the Compensation Committee determined that Mr. Herring would have earned a bonus equal to 101% of target for the individual performance component. Mr. Hutto’s goals were tied to achievement of the following objectives: Rovion divestiture, corporate development initiatives, and completion of certain industry research objectives. The Compensation Committee determined that Mr. Hutto achieved or overachieved all of his goals, except for certain goals related corporate development initiatives, which were underachieved. Nevertheless, no second half bonus was paid to Mr. Hutto in light of other bonus criteria which were not met.

Total Second Half 2012 bonuses for our Named Executive Officers are summarized in the following table.

Executive Officer	Target Bonus	Performance Components	Actual Bonus %	Cash Bonus
Heath B. Clarke	$177,847	Company (100%)	0%	$0
		Individual (0%)	0%	$0

				$0

Michael A. Sawtell	$91,391	Company (75%)	0%	$0
		Individual (25%)	0%	$0

				$0

Kenneth S. Cragun	$65,528	Company (75%)	0%	$0
		Individual (25%)	0%	$0

				$0

Erick Herring	$50,000	Company (75%)	0%	$0
		Individual (25%)	0%	$0

				$0

Peter S. Hutto	$58,427	Company (75%)	0%	$0
		Individual (25%)	0%	$0

				$0

Turnaround Success Bonus

In June of 2012, the Compensation Committee determined that it was appropriate to provide the Named Executive Officers, along with all of our employees, with a turnaround success bonus, in recognition of our ability to substantially address certain material issues that arose in connection with one of our primary monetization partners. While no First Quarter Bonus was earned, the Compensation Committee used the amounts that would have been earned by each of our employees, including our Named Executive Officers, had we achieved the Target Threshold (as set forth above) for the first quarter of 2012 and divided that amount by the closing price of our common stock on June 5, 2012 ($2.25 per share), to arrive at a number of shares that would be issued to each of our employees pursuant to a RSU grant that vested on January 2, 2013, provided the employee was still employed by us on that date. The following table sets forth the amount of RSUs granted to each of our Named Executive Officers pursuant to the turnaround success bonus.

Executive Officer	Target Bonus	Total RSUs Granted
Heath B. Clarke	$84,134	37,393
Michael A. Sawtell	$42,517	18,896
Kenneth S. Cragun	$31,205	13,896
Erick Herring	$24,938	11,083
Peter S. Hutto	$27,218	12,097

The Compensation Committee believes that the use of RSUs not only further aligned our Named Executive Officers with the interests of our shareholder, but also encouraged stock ownership by our Named Executive Officers.

Retention Bonus

In connection with our acquisition of substantially all of the assets of Rovion from DGLP in 2011, we entered into an employment agreement with Mr. Sawtell which provided for, among other things, the payment of a retention bonus equal to $375,000 over a period of 24 months following the closing of the acquisition, subject to the Rovion business achieving certain performance thresholds. In connection with the performance thresholds, we also agreed to certain funding commitments to the Rovion business post-close. In November 2011, we and Mr. Sawtell entered into an amendment to his then-Amended and Restated Employment Agreement which provided for a reduction of his retention bonus to $307,500 and eliminated the performance thresholds in consideration for the termination of our funding obligations. In 2012, Mr. Sawtell received a total of $86,250 in retention bonus payments.

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

The Compensation Committee considers competitive grant data for comparable positions as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and our value when determining the size of equity-based awards. Additionally, the Compensation Committee also considers the executive’s historic total compensation, including prior equity grants and value realized from those grants, as well as the number and value of shares owned by the executive, the number and value of shares which continue to be subject to vesting under outstanding equity grants previously made to such executive, and each executive’s tenure, responsibilities, experience and our value. No one fact is given any specific weighting and the Compensation Committee exercises its judgment to determine the appropriate size of awards.

Our 2012 long-term incentive grants to our Named Executive Officers were not solely in the form of stock options with an exercise price equal to the closing price of our common stock on the grant date, but also consisted of a RSU component which utilized the fair market value of our common stock on the grant date when valuing such grants. As a consequence, our Named Executive Officers will realize some actual, delivered compensation regardless of whether our stock price appreciates or not, but will also be incentivized by the options to increase stock price, since options do not provide value without appreciation. Both the RSUs and the stock options function as a retention incentive for our executives as they generally vest in installments over a period of three years after the date of grant.

2011 and 2012 Annual Equity Grants.    In December 2011, the Compensation Committee approved grants of stock options and RSUs to each of the then-employed Named Executive Officers. The Compensation Committee approved a normal grant for 2011 and a partial grant of 50% of the typical equity grant for 2012. Moving a portion of the grant that would normally by granted in 2012, into 2011, was intended to provide additional incentive and retention during a period of business transition. In 2012, the Compensation Committee granted only 25% of the typical equity grant that would be made to the Named Executive Officers in light of the earlier grant of 50% of the typical equity grant made to the Named Executive Officers in 2011. As a result, the total grant was 75% of the typical equity grants that would be made to the Named Executive Officers in 2012, allowing us to retain the remaining 25% of such typical equity grants for later use under our equity plan.

Grant Practices.    We do not have any plan, program, or practice to time the grant of equity-based awards to our executives or any of our employees in coordination with the release of material non-public information. All equity grants are made under our stock plans, which have been approved by our stockholders. The per share exercise price of stock options cannot be less than the closing sale price of our common stock on the grant date. The Compensation Committee typically makes annual equity grants in the month of December and when an officer begins employment or is promoted.

Severance and Change in Control Severance Benefits

We provide severance, including change-in-control severance, to Messrs. Clarke, Sawtell, Cragun and Hutto, as well as other members of our management team, as provided for in their respective employment agreements. It is the belief of the Compensation Committee that the severance offered by us helps to retain our management team, including our Named Executive Officers named above, by providing a stable work environment in which these employees are provided certain economic benefits in the event their employment is actually or constructively terminated, including in connection with a change in control. It also helps to create a mutually beneficial separation as we are able to secure a release from claims. We believe that the occurrence, or potential occurrence, of a change-in-control transaction may create uncertainty regarding continued employment of our executives and other key employees and the change-in-control severance benefits offered by us will alleviate much of that uncertainty. The material terms of the change-in-control severance benefits offered to Messrs. Clarke, Sawtell, Cragun and Hutto are described below in the section entitled “Employment Agreements and Change in Control Arrangements with Our Named Executive Officers.”

In providing severance agreements, the Compensation Committee considers best practices. Severance benefits available following a change in control are provided only on a “double-trigger” basis which means that there must be both a change in control and a termination, either actually or constructively, of the eligible employee’s employment in the circumstances described in the “Employment Agreements and Change in Control Arrangements with Our Named Executive Officers” section below. In addition, our amended agreements with our Named Executive Officers do not contain excise tax gross-up provisions or “single-trigger” severance payment provisions. We do not maintain any severance plans beyond the severance benefits provided for in the employment agreements with our Named Executive Officers and other members of our management team.

Under their employment agreements, each of Messrs. Clarke, Sawtell, Cragun and Hutto, would be entitled to severance benefits in the event of his termination by us without cause or by the Named Executive Officer for good reason, or to due to his disability and, to a lesser extent, his death. The Compensation Committee determined that it is appropriate to provide the above noted Named Executive Officers with these severance benefits under these circumstances in light of their positions with us, general competitive practices, and as part of their overall compensation package.

The Named Executive Officers and certain other members of the management team are also entitled to accelerated vesting of all of their respective stock option awards in the event of a change in control or a termination without cause by us or a termination for good reason by the Named Executive Officer within the 120 day period preceding or following a change in control. Further, if accelerated vesting of all stock option awards is not available as described above, the Named Executive Officers and certain other members of the management team are entitled to accelerated vesting of those stock option awards that would vest during the initial period of their employment agreements with us in the event of a termination without cause by us or a termination for good reason by the Named Executive Officer outside of the 120 day period preceding or following a change in control. The Compensation Committee determined that this severance benefit was appropriate for each of its Named Executive Officers and certain of its management team based upon their positions with us, general competitive practices, and as part of their overall package.

Recipients of long-term incentive equity awards are also entitled to limited severance protections with respect to awards granted prior to the applicable severance event. The Compensation Committee determined that these protections help maximize the retention benefits to us of the long-term incentive equity awards and are consistent with general competitive practices.

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2012, 2011 and 2010, by our Named Executive Officers (our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers in 2012).

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Heath B. Clarke(2)	2012	436,174	21,840	169,680	44,652	84,721	—	757,067
Chief Executive Officer and	2011	421,365	45,862	55,418	162,153	348,252	34,752	1,067,802
Chairman of the Board	2010	382,500	—	—	454,047	333,226	600	1,170,373

Michael A. Sawtell(3)	2012	295,818	—	85,564	26,385	45,295	89,550	542,613
President and Chief	2011	185,298	—	32,747	580,494	136,809	135,000	1,070,348
Operating Officer

Kenneth S. Cragun(4)	2012	285,929	3,886	62,775	17,589	31,342	636	402,157
Chief Financial Officer	2011	274,311	3,336	21,831	212,146	126,073	14,165	651,862
and Secretary	2010	206,277	—	—	141,568	74,689	289	422,823

Erick Herring(5)	2012	248,237	—	56,110	140,527	25,000	7,800	477,674
Sr. Vice President, Technology

Peter S. Hutto(6)	2012	231,458	9,129	55,868	10,148	28,802	9,900	345,305
Sr. Vice President	2011	224,067	—	12,595	36,853	115,482	6,600	395,597
Corporate Development

(1)	The fair value of each performance and restricted stock unit award is calculated on the date of grant using the closing price of our common stock as reported by the Nasdaq. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year option granted	Expected life	Volatility	Risk free interest rate	Dividend yield
2012	5.1 years	89.35%	0.73%	None
2011	5.2 years	85.35%	1.40%	None
2010	5.2 years	86.33%	1.87%	None

(2)	During 2012, Mr. Clarke received $21,840 as a bonus related to our cost saving measures. During 2011, Mr. Clarke received other compensation of $34,752 for payout of accrued vacation and bonuses of $40,278 for certain exemplary performance and $5,584 for our cost saving measures. During 2010, Mr. Clarke received a matching contribution to his 401(k) account from us in the amount of $600.

(3)	Mr. Sawtell joined us on May 5, 2011, and was paid his salary from that date. During 2012, Mr. Sawtell received other compensation of retention payments of $86,250, as was negotiated in connection with our acquisition of the assets of Rovion and a matching contribution to his 401(k) account from us in the amount of $3,300. During 2011, Mr. Sawtell received retention payments of $135,000 in connection with our acquisition of the assets of Rovion.

(4)	During 2012, Mr. Cragun received $3,886 as a bonus related to our cost saving measures and other compensation of $636 related to a matching contribution to his 401(k) account from us. During 2011, Mr. Cragun received other compensation of $14,165 for payout of accrued vacation. Mr. Cragun also received a bonus of $3,336 related to our cost saving measures. During 2010, Mr. Cragun received a matching contribution to his 401(k) account from us in the amount of $289.

(5)	Mr. Herring joined us on January 3, 2012, and was paid his salary from that date. During 2012, Mr. Herring received other compensation of $7,800 for car allowance.

(6)	Mr. Hutto was not a named executive officer prior to 2011. As a result, the 2012 Summary Compensation Table only includes his 2012 and 2011 compensation information. During 2012, Mr. Hutto received $9,129 as a bonus related to our cost saving measures and other compensation of $6,600 for his car allowance and $3,300 for a matching contribution to his 401(k) account from us. During 2011, Mr. Hutto received other compensation of $6,600 for his car allowance.

Grants of Plan-Based Awards — 2012

The following table provides information regarding grants of plan-based awards that we granted to the named executive officers during the fiscal year ended December 31, 2012. All option awards were granted at the fair market value of our Common Stock on the date of grant, as determined by our Board. Each option award represents the right to purchase one share of our Common Stock. None of the shares subject to option awards are vested at the time of grant and, except for certain grants made to Mr. Herring, as noted below, 33.33% of the shares subject to such option grants vest on the date which is one year from the date of grant. The remainder of the shares vests in equal quarterly installments over the eight quarters thereafter. Restricted stock unit awards vested 100% on January 2, 2013. PSU awards were set to vest on February 19, 2013, upon the achievement of specified financial objectives set by out Compensation Committee, but such specified financial objectives were not achieved and, as a result such PSU awards were cancelled.

2012 Plan Based Awards Granted

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold (#)	Target (#)		Maximum (#)
Heath B. Clarke	6/5/2012	—	—		—	37,393	(4)	—		—	84,134
	6/14/2012	37,852	37,852	(5)	37,852	—		—		—	85,546
	12/7/2012	—	—		—	—		27,500	(1)	2.34	44,652

Michael A. Sawtell	6/5/2012	—	—		—	18,896	(4)	—		—	42,516
	6/14/2012	19,048	19,048	(5)	19,048	—		—		—	43,048
	12/7/2012	—	—		—	—		16,250	(1)	2.34	26,385

Kenneth S. Cragun	6/5/2012	—	—		—	13,869	(4)	—		—	31,205
	6/14/2012	13,969	13,969	(5)	13,969	—		—		—	31,570
	12/7/2012	—	—		—	—		10,833	(1)	2.34	17,589

Erick Herring	1/9/2012	—	—		—	—		60,000	(2)	2.25	93,911
	5/15/2012	—	—		—	—		15,000	(1)	2.47	25,742
	5/15/2012	—	—		—	—		6,250	(3)	2.47	10,726
	5/15/2012	—	—		—	2,500	(6)	—		—	6,175
	6/5/2012	—	—		—	11,083	(4)	—		—	24,937
	6/14/2012	11,061	11,061	(5)	11,061	—		—		—	24,998
	12/7/2012	—	—		—	—		6,250	(1)	2.34	10,148

Peter S. Hutto	6/5/2012	—	—		—	12,097	(4)	—		—	27,218
	6/14/2012	12,677	12,677	(5)	12,677	—		—		—	28,650
	12/7/2012	—	—		—	—		6,250	(1)	2.34	10,148

(1)	33.33% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

(2)	50.00% of total grant vests one year from the date of grant and the remainder vests quarterly over the next eight quarters.

(3)	33.33% of total grant vests on December 9, 2013, and the remainder vests quarterly over the next eight quarters.

(4)	100.00% of total grant vests on January 2, 2013.

(5)	Grant vests on February 19, 2013, upon satisfaction of certain performance criteria established by our compensation committee of our board of directors. Grant represent 50% of target potential bonus.

(6)	33.33% of total grant vests on January 1, 2014, and the remainder vests annually on January 1 over the next two years.

Employment Agreements and Change in Control Arrangements with Our Named Executive Officers

Employment Agreements

We entered into amended and restated employment agreements with each of Messrs. Clarke, Cragun, Hutto and Sawtell on December 9, 2011, and with Mr. Herring on January 9, 2012. Each of those employment agreements has a term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

If we terminate the executive employment agreements of any of Messrs. Clarke, Sawtell, Cragun, or Hutto without cause (the definition of which is summarized below), or if the foregoing executive terminates his agreement with good reason (the definition of which is also summarized below), each as defined in the agreement, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination, (ii) his annual salary payable over one year after termination, (iii) an amount equal to all bonuses earned during the four quarters immediately prior to the termination date, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by the executive to exercise stock options, (iv) benefits for 12 months following the date of termination, (v) the vesting of all options that would have vested had the executive’s employment agreement remained in force through the end of the initial one-year term of the amended and restated agreement will be fully vested immediately prior to such termination, (vi) the right for 12 months from the date of termination to exercise all vested options granted to the executive, and (vii) in the case of Mr. Sawtell only, the unpaid amount of his retention bonus. In the event of a termination without cause or for good reason by any of Messrs. Clarke, Sawtell, Cragun or Hutto in connection with a change of control, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination; (ii) 1.25 times his annual salary payable in a lump sum; (iii) an amount equal to 1.25 times all bonuses earned during the four quarters immediately prior to the termination date or immediately prior the date of the change of control, whichever is greater, payable in a lump sum; and (iv) benefits for 15 months following the date of termination.

If we terminate Mr. Herring’s employment agreements without cause, or if the foregoing executive terminates his agreement with good reason, regardless in either case if such occurs in connection with a change of control, we are obligated to pay Mr. Herring his annual salary and other benefits earned prior to termination, and to afford Mr. Herring the right for 12 months from the date of termination to exercise all vested options granted to the executive.

In the event of a change of control or a termination without cause or for good reason by any of Messrs. Clarke, Sawtell, Cragun, Hutto or Herring within 120 days of a change of control, all options granted to such executive will be immediately vested and remain exercisable through the end of the option term as if the executive were still employed by us.

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

•	Failure to adhere to lawful and reasonable directions of our Board of Directors or failure to devote substantially all of the business time and effort to us, upon notice; and

•	Material breaches of the agreement by executive.

Under the terms of the agreements, good reason is generally defined as:

•	A reduction in salary or failure to pay salary when due;

•	Material breach of the agreement by us;

•	Failure to have any successor in interest to us assume the employment agreement; and

•	A relocation of the executive to offices a set distance away from the location set forth in the agreement;

and for Messrs. Clarke, Sawtell, Cragun and Hutto, good reason also includes:

•	A material diminution in the executive’s title, authority, duties, reporting relationship or responsibilities;

•	A change in executive’s reporting; and

•	The assignment to executive of any duties or responsibilities which are inconsistent with her status, position or responsibilities.

Termination and Change of Control Benefits

The table below sets forth estimated payments with respect to our Named Executive Officers upon the termination of employment with us under various circumstances and upon a change in control (“CIC”), calculated as of December 31, 2012.

	Involuntary For Cause or Without Good Reason	Involuntary Without Cause or For Good Reason	Death/ Disability	Involuntary Without Cause or For Good Reason In Connection With CIC
Heath B. Clarke
Cash Severance	$—	$800,312	$800,312	$1,000,391

Michael A. Sawtell
Cash Severance(1)	$—	$573,828	$573,828	$695,722

Kenneth S. Cragun
Cash Severance	$—	$422,291	$422,291	$527,863

Erick Herring
Cash Severance	$—	$—	$—	$—

Peter S. Hutto
Cash Severance	$—	$350,562	$350,562	$438,202

(1)	Includes $86,250 of retention bonus that remained unpaid as of December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End — 2012

The following table sets forth the number of shares of Common Stock subject to exercisable and unexercisable stock options and number of unvested restricted stock units held as of December 31, 2012, by each of our Named Executive Officers.

2012 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)	(#)		($)
Heath B. Clarke	29,676	—		16.59	1/14/2015	—		—	—		—
	10,331	—		5.53	5/18/2015	—		—	—		—
	15,000	—		9.90	6/3/2015	—		—	—		—
	26,512	—		6.79	11/15/2015	—		—	—		—
	29,642	—		4.21	3/9/2016	—		—	—		—
	67,500	—		4.74	12/13/2017	—		—	—		—
	67,500	—		4.74	12/13/2017	—		—	—		—
	56,249	11,251	(1)	4.74	6/3/2018	—		—	—		—
	70,837	—		1.57	3/12/2019	—		—	—		—
	73,333	36,667	(2)	6.01	12/10/2020	—		—	—		—
	25,666	51,334	(3)	2.29	12/9/2018	—		—	—		—
	—	27,500	(4)	2.29	12/9/2018	—		—	—		—
	—	—		—	—	13,200	(5)	27,060	—		—
	—	—		—	—	11,000	(6)	22,550	—		—
	—	—		—	—	37,393	(7)	76,656	—		—
	—	—		—	—	—		—	37,852	(8)	77,597
	—	27,500	(9)	2.34	12/7/2019	—		—	—		—

Michael A. Sawtell	37,499	37,501	(10)	3.58	5/5/2021	—		—	—		—
	59,999	60,001	(11)	3.65	5/12/2021	—		—	—		—
	15,166	30,334	(3)	2.29	12/9/2018	—		—	—		—
	—	16,250	(4)	2.29	12/9/2018	—		—	—		—
	—	—		—	—	7,800	(5)	15,990	—		—
	—	—		—	—	6,500	(6)	13,325	—		—
	—	—		—	—	18,896	(7)	38,737	—		—
	—	—		—	—	—		—	19,048	(8)	39,048
	—	16,250	(9)	2.34	12/7/2019	—		—	—		—

Kenneth S. Cragun	46,000	—		2.31	4/1/2019	—		—	—		—
	15,972	3,195	(12)	2.31	4/1/2019	—		—	—		—
	9,582	9,584	(13)	2.31	4/1/2019	—		—	—		—
	16,666	8,334	(14)	4.85	10/18/2020	—		—	—		—
	8,666	4,334	(2)	6.01	12/10/2020	—		—	—		—
	24,499	17,501	(15)	5.14	1/11/2021	—		—	—		—
	10,110	20,223	(3)	2.29	12/9/2018	—		—	—		—
	—	10,833	(4)	2.29	12/9/2018	—		—	—		—
	—	—		—	—	5,200	(5)	10,660	—		—
	—	—		—	—	4,333	(6)	8,883	—		—
	—	—		—	—	13,869	(7)	28,431	—		—
	—	—		—	—	—		—	13,969	(8)	28,636
	—	10,833	(9)	2.34	12/7/2019	—		—

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)	(#)		($)
Erik Herring	—	60,000	(16)	2.25	1/9/2019	—		—	—		—
	—	15,000	(17)	2.47	5/15/2019	—		—	—		—
	—	6,250	(4)	2.47	5/15/2019	—		—	—		—
	—	—		—	—	2,500	(6)	5,125
	—	—		—	—	11,083	(7)	22,720
	—	—		—	—	—		—	11,061	(8)	22,675
	—	6,250	(9)	2.34	12/7/2019	—		—	—		—

Peter S. Hutto	55,000	—		7.11	10/21/2015	—		—	—		—
	3,126	—		4.71	3/6/2017	—		—	—		—
	12,779	—		4.74	12/13/2017	—		—	—		—
	19,167	—		4.74	12/13/2017	—		—	—		—
	15,971	3,195	(1)	4.74	12/13/2017	—		—	—		—
	11,667	—		1.66	10/28/2018	—		—	—		—
	21,765	—		1.57	3/12/2019	—		—	—		—
	25,333	12,667	(2)	6.01	12/10/2020	—		—	—		—
	5,833	11,667	(3)	2.29	12/9/2018	—		—	—		—
	—	6,250	(4)	2.29	12/9/2018	—		—	—		—
	—	—		—	—	3,000	(5)	6,150	—		—
	—	—		—	—	2,500	(6)	5,125	—		—
	—	—		—	—	12,097	(7)	24,799	—		—
	—	—		—	—	—		—	12,677	(8)	25,988
	—	6,250	(9)	2.34	12/7/2019	—		—	—		—

(1)	33.33% of total grant vested on June 3, 2011, and the remainder vests each quarter over the next eight quarters commencing after June 3, 2011.

(2)	33.33% of total grant vested on December 10, 2011, and the remainder vests each quarter over the next eight quarters commencing after December 10, 2011.

(3)	33.33% of total grant vested on December 9, 2012, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2012.

(4)	33.33% of total grant vests on December 9, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2013.

(5)	33.33% of total grant vests on January 1, 2013, and the remainder vests each year on January 1 over the next two years commencing after January 1, 2013.

(6)	33.33% of total grant vests on January 1, 2014, and the remainder vests each year on January 1 over the next two years commencing after January 1, 2014.

(7)	100% of total grant vests on January 2, 2013.

(8)	100% of total grant vests on February 19, 2013, upon satisfaction of certain performance criteria established by the compensation committee of our board of directors.

(9)	33.33% of total grant vests on December 7, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 7, 2013.

(10)	33.33% of total grant vested on May 5, 2012, and the remainder vests each quarter over the next eight quarters commencing after May 5, 2012.

(11)	33.33% of total grant vested on May 12, 2012, and the remainder vests each quarter over the next eight quarters commencing after May 12, 2012.

(12)	33.33% of total grant vested on April 1, 2010, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2010.

(13)	33.33% of total grant vested on April 1, 2011, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2011.

(14)	33.33% of total grant vested on April 1, 2012, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2012.

(15)	33.33% of total grant vested on October 18, 2011, and the remainder vests each quarter over the next eight quarters commencing after October 18, 2011.

(16)	50.00% of total grant vests on January 9, 2013, and the remainder vests each quarter over the next eight quarters commencing after January 9, 2013.

(17)	33.33% of total grant vests on May 15, 2013, and the remainder vests each quarter over the next eight quarters commencing after May 15, 2013.

Options Exercises and Stock Vested – 2012

There were no stock options exercised nor stock awards vested during the fiscal year ended 2012 for our Named Executive Officers.

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2012, by members of our Board, unless the director is also a named executive officer:

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Norman K. Farra Jr.(1)	79,984	—	79,984
Philip K. Fricke(2)	69,300	—	69,300
Theodore E. Lavoie(3)	46,347	—	46,347
John E. Rehfeld(4)	84,259	—	84,259
Lowell W. Robinson(5)	26,400	—	26,400
Frederick G. Thiel(6)	—	—	—

(1)	As of December 31, 2012, Mr. Farra held options to purchase an aggregate of 138,750 shares of our Common Stock.

(2)	As of December 31, 2012, Mr. Fricke held options to purchase an aggregate of 129,750 shares of our Common Stock.

(3)	Mr. Lavoie was not nominated to re-election to our Board in compliance with the term limits set forth in our corporate governance guidelines.

(4)	As of December 31, 2012, Mr. Rehfeld held options to purchase an aggregate of 124,544 shares of our Common Stock.

(5)	Mr. Robinson resigned from the Board on April 30, 2012.

(6)	Mr. Thiel joined the Board on January 16, 2013.

Non-employee members of the Board receive an annual retainer of $30,000 plus $1,500 for each in-person or telephonic Board meeting attended and $750 for each in-person meeting attended telephonically. The Lead Director receives an annual fee of $15,000. The Chairman of the Audit Committee receives an annual fee of $15,000. The Chairman of the Compensation Committee receives an annual fee of $5,000. The Chairman of the Nominating and Corporate Governance Committee receives an annual fee of $7,500. Members of committees of the Board receive $1,200 for each committee meeting attended. In addition, all members of the Board receive an annual grant of an option to purchase 15,000 shares of our Common Stock. Our directors had all received an earlier grant of options in 2010 that covered the grant they would typically receive in 2012, therefore, they received no grant in 2012. New members to the Board receive a grant of an option to purchase 20,000 shares of our Common Stock and a pro-rata amount of the regular annual grant amount of an option to purchase 15,000 shares of our Common Stock. One-half of each of the options granted to the member of the Board are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months. Stock option grants have a post-separation exercise period of two years.

Risk Considerations

The Compensation Committee has reviewed our compensation programs for our named executive officers and our employees generally and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on the company. The Compensation Committee believes that the design of our annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure that our performance is focused on long-term results. In general, bonus opportunities for our employees are capped, and we have discretion to reduce bonus payments or pay no bonus at all based on the individual performance component and other factors that we determine are appropriate given the particular circumstances. Similar to our named executive officers, a substantial portion of the compensation for all of our employees generally is delivered in the form of equity awards, which are intended to further align the interests of our employees with those of our stockholders.

With specific regard to our executives, including our named executive officers, the Compensation Committee has determined that the following compensation design features and risk oversight features provide protection against excessive risk-taking:

•

Our board of directors as a whole has responsibility for risk oversight and regularly reviews the areas of focus of our board committees. Our board committees report their deliberations to the full board on a regular basis. Additionally, the board considers the strategic, financial and execution risks that are associated with the operations, financial and capital decisions that impact on determinations of compensation under our compensation programs;

•

Our named executive officers are motivated to carefully assess risks as a majority of their compensation is performance-based, meaning unless they guard against risks, their compensation could also be negatively impacted;

•

Our Compensation Committee regularly discusses the reasonable range of future company performance expectations with our CEO, which provides the Compensation Committee with insight into the design and funding of our executive bonus plan;

•

In order to ensure a long-term focus by management, we have mitigated the incentives in our annual cash bonus program by capping annual bonus potential to a percentage of base salary, which represents a relatively small percentage of our executives’ total compensation opportunities; and

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

Nominating, Compensation and Corporate Governance Committee Report

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis Section of this Annual Report. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis Section be included in this Annual Report.

Compensation Committee of the Board of Directors

John E. Rehfeld (Chairman)

Philip K. Fricke

Frederick Thiel

March 11, 2013

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our Common Stock as of December 31, 2012:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of Common Stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2012, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 22,171,891 shares of Common Stock outstanding as of December 31, 2012.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local Corporation, 7555 Irvine Center Drive, Irvine, CA 92618.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Held	Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Heath B. Clarke(1)	554,191	2.4%
Michael A. Sawtell(2)	169,458	*	%
Kenneth S. Cragun(3)	169,845	*	%
Erick Herring(4)	52,144	*	%
Peter S. Hutto(5)	198,915	*	%
Norman K. Farra Jr.(6)	191,946	*	%
Philip K. Fricke(7)	129,903	*	%
John E. Rehfeld(8)	219,544	1.0%
All directors and executive officers as a group (8 persons)(9)	1,685,946	7.1%

*	—less than 1%

(1)	Includes 472,246 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, 41,793 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2012, and 37,852 shares issuable upon the vesting of performance stock units within 60 days of December 31, 2012.

(2)	Includes 128,914 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, 21,496 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2012, and 19,048 shares issuable upon the vesting of performance stock units within 60 days of December 31, 2012.

(3)	Includes 140,273 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, 15,603 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2012, and 13,969 shares issuable upon the vesting of performance stock units within 60 days of December 31, 2012.

(4)	Includes 30,000 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, 11,083 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2012, and 11,061 shares issuable upon the vesting of performance stock units within 60 days of December 31, 2012.

(5)	Includes 170,641 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, 13,097 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2012, and 12,677 shares issuable upon the vesting of performance stock units within 60 days of December 31, 2012.

(6)	Includes 45,196 shares issuable upon the exercise of warrants, 138,750 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, and 4,500 shares with indirect beneficial ownership by Mr. Farra as custodian for his daughter.

(7)	Includes 129,750 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.

(8)	Includes 124,544 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012.

(9)	Includes 45,196 shares issuable upon the exercise of warrants, 1,335,118 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2012, 103,072 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2012, and 94,607 shares issuable upon the vesting of performance stock units within 60 days of December 31, 2012, and 4,500 shares with indirect beneficial ownership. Mr. Thiel joined the Board on January 16, 2013.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2012, with respect to our compensation plans including our 1999 Plan, 2000 Plan, 2004 Plan, 2005 Plan, 2007 Plan, 2008 Plan and 2011 Plan (as each are defined in Note 13 to our Notes to Consolidated Financial Statements) under which we may issue shares of our common stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,608,260	$4.07	1,342,284
Equity compensation plans not approved by security holders	—	—	—

Total	4,608,260	$4.07	1,342,284

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee or in certain instances, a special committee of our Board of Directors, monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Audit Committee or a special committee of our Board include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

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

When reviewing transactions with related person, the Audit Committee or any special committee of the Board formed for that purpose applies the standards for evaluating conflicts of interest outlined in our written Code of Business Conduct and Ethics. There were no reportable transactions during 2012. Subsequent to December 31, 2012, we entered into an engagement letter with Merriman Capital, Inc., in order to assist us with certain financing activities. Mr. Norman K. Farra Jr., our Lead Director, currently serves as a FEP Advisor for Merriman Capital, Inc. If a transaction is completed, Mr. Farra will receive compensation from Merriman Capital, Inc. related to such transaction. A special committee of the Board was formed for purposes of evaluating potential financial advisors and made the selection of Merriman Capital, Inc. The special committee of the Board was comprised entirely of independent Board members. In connection with the engagement of Merriman Capital, Inc., Mr. Farra resigned as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in light of the potential for a conflict of interest.

Director Independence

As of December 31, 2012
Director	Independent(1)	Audit Committee Member	Nominating and Corporate Governance Committee Member	Compensation Committee Member
Heath B. Clarke	No
Norman K. Farra Jr.	Yes	X	X	X
Philip K. Fricke	Yes	X	X	X
John E. Rehfeld	Yes	X	X	X

(1)	The Board determined that Messrs. Farra, Fricke and Rehfeld were “independent” for the year ended December 31, 2012 within the meaning of the Nasdaq Capital Market director independence standards, as currently in effect. The Board further determined that Heath B. Clarke is not independent due to his position as our Chief Executive Officer. Mr. Thiel joined the Board on January 16, 2013.

Item 14.    Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by BDO USA, LLP for audit of our annual financial statements for the year ended December 31, 2012, and fees billed for other services provided by BDO USA, LLP for the year ended December 31, 2012, and for professional audit services rendered by Haskell & White LLP for audit of our annual financial statements for the year ended December 31, 2011, and fees billed for other services provided by Haskell & White LLP for the year ended December 31, 2011.

	Years ended December 31,
	2012	2011
Audit Fees	$267,443	$223,830
Audit-Related Fees	—	44,100
Tax Fees	79,103	—
All Other Fees	—	5,500

Total Fees Paid	$346,546	$273,430

Audit Fees

Includes the aggregate fees for the annual audit of our financial statements, review of our quarterly financial statements and the audit of internal controls in order to comply with the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Includes the aggregate fees for the auditor’s consent for use of our audited financial statements in our S-3 registration statements, S-8 registration statement, and our Form 10-K/A.

Tax Fees

Includes the aggregate fees for tax preparation, tax advice and tax planning.

All Other Fees

Includes the aggregate fees for services related to our acquisitions.

Our audit committee pre-approves all services provided by BDO USA, LLP and Haskell & White LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger by and among the Registrant, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent, dated July 8, 2011.
3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant.
3.3 (4)	Amended and Restated Bylaws of the Registrant.
3.4 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.
3.5 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.
3.6 (7)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.
4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).
10.1 (8)#	1999 Equity Incentive Plan.
10.2 (8#	2000 Equity Incentive Plan.
10.3 (3)#	2004 Equity Incentive Plan, as amended.
10.4 (9)#	2005 Equity Incentive Plan.
10.5 (10)#	2007 Equity Incentive Plan.
10.6 (11)#	2008 Equity Incentive Plan, as amended.
10.7 (12)#	2011 Omnibus Incentive Plan., as amended.
10.8 (8)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.9 (16)#	Board of Directors Compensation plan, as amended, dated December 20, 2005.
10.10 (17)	Lease between the Registrant and the Irvine Company dated March 18, 2005.
10.11 (14)	First Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.
10.12 (14)	Second Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.
10.13 (18)	License Agreement by and between the Registrant and Overture Services, Inc. dated October 17, 2005.
10.14 (19)	Sales and Services Agreement by and between the Registrant and LaRoss Partners, LLC dated July 16, 2010.
10.15 (15)	Microsoft adCenter Terms and Conditions
10.16 (15)	Yahoo! Advertising Terms and Conditions
10.17 (13)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.

Exhibit Number	Description
10.19 (20)#	Description of Board of Directors Compensation plan, as amended, dated December 10, 2010.
10.18 (21)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.
10.19 (22)	Asset Purchase Agreement by and between the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.
10.20 (23)	Promissory note by and between the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.
10.21 (24)	Termination of Asset Purchase Agreement dated February 11, 2011, by and between the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.
10.22 (25)	Asset Purchase Agreement by and between the Registrant and DigitalPost Interactive, Inc. dated April 4, 2011.
10.23 (25)+	Amendment No. 2 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated April 4, 2011.
10.24 (25)+	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated April 5, 2011.
10.25 (26)	Stock Purchase Agreement by and among the Registrant, Krillion, Inc., the stockholders of Krillion, Inc. and Hummer Winbald Venture Partners V, L.P., as stockholders’ agent, dated April 29, 2011.
10.26 (27)	Amendment Number 3 to Yahoo! Publisher Network Contract by and between the Registrant and Yahoo! Inc. dated May 6, 2011.
10.27 (28)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.
10.28 (28)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.
10.29 (29)	Google Services Agreement by and between the Registrant and Google Inc. dated June 30, 2011.
10.30 (30)	Amendment Number 4 to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc. dated July 29, 2011.
10.31 (31)	Loan and Security Agreement by and among the Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc. dated August 3, 2011.
10.32 (32)	Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated August 9, 2011.
10.33 (33)#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated November 29, 2011.
10.34 (34)#	Third Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated December 15, 2011.
10.35 (34)#	Second Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated December 15, 2011.
10.36 (34)#	Fifth Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated December 15, 2011.
10.37 (34)#	Second Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated December 15, 2011.
10.38 (34)#	Description of the Material Terms of the Registrant’s Bonus Program as of December 9, 2011.

Exhibit Number	Description
10.39 (35)+	Amendment Number One to Google Services Agreement by and between the Registrant and Google Inc. dated December 12, 2011.
10.40 (36)#	Separation and General Release Agreement by and between the Registrant and Michael Plonski dated December 31, 2011.
10.41 (37)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.
10.42 (38)#	Third Amended and Restated Employment Agreement by and between the Registrant and Peter Hutto dated January 20, 2012.
10.43 (39)+	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.
10.44 (40)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.
10.45 (41)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.
10.46 (41)+	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.
10.47 (42)+	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.
10.48 (43)+	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.
10.49 (43)+	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.
10.50 (43)+	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.
10.51 (44)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.
10.52 (45)+	Amendment Number 7 dated August 1, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.
10.53 (46)	Third Amendment to Loan and Security Agreement dated August 17, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.
10.54 (47)	Amendment Number 8 dated September 29, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.
10.55 (48)	Asset Purchase Agreement by and among the Registrant, Rovion, LLC and Point Roll, Inc., dated October 19, 2012.
10.56 (49)+	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.
10.57 (50)	Fourth Amendment to Loan and Security Agreement dated January 30, 2013, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.
10.58 (51)	Form of Repricing Letter.
10.59 (52)	Fifth Amendment, dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.
10.60 (53)	Form of Exchange Agreement dated February 28, 2013, by and between the Registrant and the Investor named therein.
10.61(54)	Sixth Amendment to Loan and Security Agreement dated March 28, 2013, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

Exhibit Number	Description
14 (34)	Code of Business Conduct and Ethics.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.
23.2*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.

+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.

(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.

(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.

(10)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.

(11)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.

(12)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.

(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.

(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.

(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.

(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.

(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.

(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.

(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.

(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.

(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011.

(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.

(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011.

(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2011.

(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011.

(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2011.

(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2012.

(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.

(38)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

(39)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.

(40)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.

(41)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.

(42)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.

(43)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.

(44)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.

(45)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012.

(46)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.

(47)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2012.

(48)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2012.

(49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2012.

(50)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.

(51)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.

(52)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.

(53)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2013.

(54)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 2nd day of April, 2013.

LOCAL CORPORATION

By:	/s/ Heath B. Clarke
Heath B. Clarke Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heath B. Clarke Heath B. Clarke	Chairman, Chief Executive Officer and Director	April 2, 2013

/s/ Kenneth S. Cragun Kenneth S. Cragun	Chief Financial Officer, Principal Accounting Officer and Secretary	April 2, 2013

/s/ Norman K. Farra Jr. Norman K. Farra Jr.	Director	April 2, 2013

/s/ Philip K. Fricke Philip K. Fricke	Director	April 2, 2013

/s/ John E. Rehfeld John E. Rehfeld	Director	April 2, 2013

/s/ Frederick G. Thiel Frederick G. Thiel	Director	April 2, 2013

LOCAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Local Corporation

Irvine, California

We have audited the accompanying consolidated balance sheet of Local Corporation (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Corporation at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses from operations and had negative cash flow from operations for the year ended December 31, 2012. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Local Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, CA

April 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Local Corporation

We have audited the accompanying consolidated balance sheet of Local Corporation (the “Company”, formerly known as Local.com Corporation) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. Our audits also included the financial statement schedule listed in the index at F-1. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Local Corporation as of December 31, 2011, and the results of its consolidated operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been retrospectively adjusted for assets and liabilities held for sale and discontinued operations.

/s/ HASKELL & WHITE LLP

Irvine, California

March 15, 2012, except for Note 3 as to which the date is April 2, 2013

LOCAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$3,696	$10,394
Restricted cash	42	10
Accounts receivable, net of allowances of $250 and $220, respectively	10,618	12,009
Note receivable — current portion	319	392
Prepaid expenses and other current assets	648	732
Assets held for sale	—	2,187

Total current assets	15,323	25,724
Property and equipment, net	6,769	8,018
Goodwill	21,850	31,370
Intangible assets, net	3,932	8,833
Long-term portion of note recievable	—	350
Long-term receivable, net of allowances of $1,710 and $330, respectively	1,585	1,447
Escrow receivable	390	—
Deposits	58	69

Total assets	$49,907	$75,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$12,193
Accrued compensation	829	2,152
Deferred rent	452	551
Warrant liability	5	207
Other accrued liabilities	1,315	2,422
Revolving line of credit	10,000	8,000
Deferred revenue	203	281
Liabilities held for sale	—	32

Total current liabilities	21,171	25,838

Deferred income taxes	302	265

Total liabilities	21,473	26,103

Commitments, contingencies and subsequent events
Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized;
none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,172 and 22,082 at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	122,036	119,068
Accumulated deficit	(93,602)	(69,360)

Stockholders’ equity	28,434	49,708

Total liabilities and stockholders’ equity	$49,907	$75,811

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Revenue	$97,773	$78,259	$84,137

Operating Expenses:
Cost of revenues	71,657	49,258	46,517
Sales and marketing	18,905	20,441	14,356
General and administrative	11,765	12,156	8,685
Research and development	5,082	6,538	5,133
Amortization of intangibles	4,102	5,136	5,734
Impairment of goodwill and intangible assets	10,551	—	—

Total operating expenses	122,062	93,529	80,425

Operating income (loss)	(24,289)	(15,270)	3,712
Interest and other income (expense), net	(425)	(413)	(275)
Change in fair value of warrant liability	202	2,633	887

Income (loss) from continuing operations before income taxes	(24,512)	(13,050)	4,324
Provision for income taxes	111	178	102

Net income (loss) from continuing operations	(24,623)	(13,228)	4,222
Income (loss) from discontinued operations (net of taxes)	381	(1,331)	—

Net income (loss)	$(24,242)	$(14,559)	$4,222

Per share data:
Basic net income (loss) per share from continuing operations	$(1.11)	$(0.62)	$0.26

Basic net income (loss) per share from discontinued operations	$0.02	$(0.06)	$—

Basic net income (loss) per share	$(1.10)	$(0.68)	$0.26

Diluted net income (loss) per share from continuing operations	$(1.11)	$(0.62)	$0.25

Diluted net income (loss) per share from discontinued operations	$0.02	$(0.06)	$—

Diluted net income (loss) per share	$(1.10)	$(0.68)	$0.25

Basic weighted average shares outstanding	22,098	21,384	15,966
Diluted weighted average shares outstanding	22,098	21,384	16,788

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	14,523	$—	—	$—	$81,968	$(59,023)	$22,945
Common stock issued for exercise of warrants	1,506	—	—	—	6,974	—	6,974
Common stock issued for exercise of options	576	—	—	—	1,911	—	1,911
Repurchases of common stock	(270)	—	—	—	(1,221)	—	(1,221)
Non-cash stock based compensation	—	—	—	—	2,911	—	2,911
Financing costs	—	—	—	—	(28)	—	(28)
Stock issued as consideration for asset acquisition	249	—	—	—	1,679	—	1,679
Net income	—	—	—	—	—	4,222	4,222

Balance at December 31, 2010	16,584	—	—	—	94,194	(54,801)	39,393
Common stock issued for exercise of options	163	—	—	—	291	—	291
Common stock issued in a public offering	4,600	—	—	—	18,227	—	18,227
Non-cash stock based compensation	—	—	—	—	3,824	—	3,824
Financing costs	—	—	—	—	(303)	—	(303)
Stock issued as consideration for merger and asset acquisitions	735	—	—	—	2,807	—	2,807
Warrants issued as consideration for asset acquisition	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	(14,559)	(14,559)

Balance at December 31, 2011	22,082	—	—	—	119,068	(69,360)	49,708
Common stock issued for exercise of options	50	—	—	—	80	—	80
Common stock issued for restricted stock	40	—	—	—	—	—	—
Non-cash stock based compensation	—	—	—	—	2,895	—	2,895
Financing costs	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(24,242)	(24,242)

Balance at December 31, 2012	22,172	$—	—	$—	$122,036	$(93,602)	$28,434

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(24,242)	$(14,559)	$4,222
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,173	8,736	7,152
Provision for doubtful accounts	1,527	125	130
Stock-based compensation expense	2,895	3,824	2,911
Change in fair value of warrant liability	(202)	(2,633)	(887)
Deferred income taxes	114	126	168
Impairment of goodwill and intangible assets	10,551	—	—
Gain on disposal of property and equipment	(1,458)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,271	(1,263)	(2,153)
Note receivable	423	258	(1,000)
Long term receivable	(1,545)	(146)	(1,097)
Prepaid expenses and other	86	714	(1,047)
Other non-current assets	9	(12)	—
Accounts payable and accrued liabilities	(6,392)	4,548	(158)
Deferred revenue	(101)	(466)	66

Net cash provided by (used in) operating activities	(8,891)	(748)	8,307

Cash flows from investing activities:
Capital expenditures	(3,358)	(4,361)	(6,267)
Issuance of notes receivable	—	(1,085)	—
Proceeds from notes receivable	—	1,085	—
Increase (decrease) in restricted cash	(32)	—	35
Acquisitions, net of cash acquired	—	(15,969)	(5,775)
Proceeds from Sale of Rovion business	3,510
Purchases of intangible assets	—	(822)	(4,937)

Net cash provided by (used in) investing activities	120	(21,152)	(16,944)

Cash flows from financing activities:
Proceeds from the exercise of warrants	—	—	6,974
Proceeds from the exercise of options	80	291	1,911
Proceeds from the public offering of common stock	—	18,227	—
Repurchases of common stock	—	—	(1,221)
Payment of revolving credit facility	(3,374)	(7,000)	(3,000)
Proceeds from revolving credit facility	5,374	8,000	7,000
Payment of financing related costs	(7)	(303)	(28)

Net cash provided by financing activities	2,073	19,215	11,636

Net increase (decrease) in cash	(6,698)	(2,685)	2,999
Cash, beginning of year	10,394	13,079	10,080

Cash, end of year	$3,696	$10,394	$13,079

Supplemental cash flow information:
Interest paid	$425	$229	$269

Income taxes paid	$12	$11	$75

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

Local Corporation (the “Company”) is a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of third-party U.S. regional media websites (collectively, “Network”). The Company provides a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these customers to reach consumers both on our Consumer Properties, as well as on the major search engines (collectively, “Business Solutions”) and the Company also enable third parties to distribute their advertiser listings on our Consumer Properties, for which we generate ad revenues. The Company generates revenue from performance ad units such as daily deals, pay-per-click, pay-per-call and lead generation, subscription ad units, and Cost per Thousand Impressions (“CPM”) ad units, among others.

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

The Company’s Business Solutions business serves SMB’s with a variety of digital media products. The products are sold primarily via telesales. Sales efforts focused principally around our Launch by Local product suite, which offers a variety of digital media features including web hosting, search engine optimization services, display ads, mobile ads, and social media presence management. The Company’s direct SMB customers use a legacy web hosting and/or listing solution or the Company’s new Launch by Local product. In January 2013, the Company ceased direct selling of its Launch by Local products. The Company is developing channel sales relationships through which its Launch by Local products can be sold. Also during the fourth quarter of 2012, the Company discontinued the billing of our legacy Local Exchange Carrier (“LEC”) billed customers that receive web hosting, web listing or website products, which are fulfilled by a third party. Included in its Business Solutions business unit are activities related to the Company’s Spreebird daily deals business. Spreebird earns revenue through serving hundreds of thousands of subscribers with deals from thousands of local merchants in ten markets throughout the U.S. Spreebird also has a School Rewards Program which allows consumers to donate ten percent of Spreebird’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. The Company recognizes revenue from its daily deals business net of the merchant’s portion of gross billings.

On September 14, 2012, the Company changed its name from Local.com Corporation to Local Corporation. The Company amended its Amended and Restated Certificate of Incorporation in connection with a merger of a wholly-owned subsidiary of the Company with and into the Company in accordance with Section 253 of the Delaware General Corporation Law.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Krillion, Inc. and Screamin Media Group, Inc (“SMG”). All intercompany balances and transactions were eliminated. We have evaluated all subsequent events through the date the consolidated financial statements were issued.

Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss).

Future Operations, Liquidity and Capital Resources

The Company has experienced substantial net losses from operations for the years ended December 31, 2012 and 2011, totaling $24.2 million and $14.6 million, respectively. Further, the Company had negative cash flow from operations for the years ended December 31, 2012 and 2011, of $8.9 million and $748,000, respectively. As of December 31, 2012, the Company had a working capital deficit of $5.8 million, which included $10.0 million relating to the line of credit with Square One Bank. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s future is highly dependent on its ability to monetize its search traffic at a profit and its ultimate return to profitability.

The Company believes that it has addressed some of the concerns related to liquidity by reducing its headcount from 212 employees as of December 31, 2011, to 93 employees as of February 28, 2013. This strategy shift, coupled with improved performance of our O&O and Network businesses, and raising additional capital may resolve the liquidity issues that we have recently confronted, provided we do not continue to experience declines in the revenue per click we receive from our primary search monetization partner or additional policy changes by our primary traffic acquisition partner that negatively impacts our ability to profitably acquire traffic. As part of a reduction in headcount in January 2013, the Company made the decision to discontinue its direct sales efforts, which resulted in estimated cost savings of $4.6 million (unaudited) for fiscal year 2013. The Company continues to look for ways to reduce cost and increase revenue relating to its O&O and Network businesses. Subsequent to year-end December 31, 2012, the Company entered into an amendment with Square One Bank to extend the maturity date of the line of credit to February, 2015. In connection with such amendment, $3.0 million of our revolving line of credit converted to a term borrowing requiring 24 equal monthly installments, plus accrued interest, beginning on April 28, 2013.

We believe that we will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations, as is currently the case with our agreement with Square One Bank.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to the Rovion business, the Company has reclassified and presented all related historical financial information as it relates to these assets and liabilities as “assets and liabilities held for sale” in the accompanying consolidated balance sheets and “discontinued operations” in the consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss). The Rovion business was sold on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months (see Note 3).

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The Company’s significant estimates include our estimates for allowance for doubtful accounts, reserve for long term receivable, impairment of goodwill and intangible assets, capitalization of web development cost, tax provision and share-based compensation, among others.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of our SMB products to our customers. The Company enters into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. The Company’s indirect advertisers provide it with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its Local.com website and network partner websites. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs.

During the year ended December 31, 2010, the Company entered into multiple-deliverable arrangements for the sale of domains and for providing services relating to such domains. Management evaluated the agreements in accordance with the provision of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. The multiple-deliverable arrangements entered into consisted of various units of accounting such as the sale of domains, website development fees, content delivery and hosting fees. Such elements were considered separate units of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each of the units of accounting was determined using a combination of vendor-specific objective evidence and management estimates. Revenue relating to domains was recognized with the transfer of title of such domains. Revenue for website development, content delivery and hosting fees are recognized as such services are performed or delivered. The agreements did not include any cancellation, termination or refund provisions that we consider probable. Subsequent to December 31, 2010, the Company has not entered into any significant multiple deliverable arrangements.

The Company launched its Spreebird daily deals business in May 2011. Revenue relating to the Spreebird daily deals business is recorded exclusive of the portion of gross billings paid as merchant revenue share, since the Company generally acts as the agent, rather than the principal, when connecting merchants with online customers. Spreebird deal vouchers are sold primarily through email marketing and the Company’s www.spreebird.com website. Revenue for the Company’s Spreebird business is recognized when earned. Revenue is considered to be earned once all revenue recognition criteria have been satisfied.

The Company evaluates whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross sales price. The Company generally records the net amounts as revenue earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue, other than Spreebird daily deals revenue and web hosting revenue, is recognized on a gross basis.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). The Company advertises on large search engine websites such as Google, Yahoo!, MSN/Bing and Ask.com, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its Local.com website. During the year ended December 31, 2012, approximately 60% of the Company’s overall traffic was purchased from other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to the Company’s Local.com website were $57.3 million of which $39.7 million and $15.4 million was attributable to Google, Inc. and Yahoo!, respectively. During the year ended December 31, 2011, approximately 66% of the Company’s overall traffic was purchased from other search engine websites. During the year ended December 31, 2011, advertising costs to drive consumers to the Company’s Local.com website were $37.4 million of which $25.6 million and $9.3 million was attributable to Google, Inc. and Yahoo!, respectively. During the year ended December 31, 2010, advertising costs to drive consumers to the Local.com website were $30.8 million of which $22.5 million and $5.3 million was paid to Google, Inc. and Yahoo, respectively.

Research and Development

Research and development expenses consist of the Company’s expenses incurred in the development, creation and enhancement of its paid-search services. Research and development expenses include salaries and other costs of employment of the Company’s development staff as well as outside contractors and the amortization of capitalized website development costs.

Stock based compensation

The cost of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the financial statements based on the estimated fair value of the awards. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior. The Company estimates the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, our stock-based compensation expense could be materially different in the future. In addition, The Company is required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what the Company recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 13 — Stockholders’ Equity for additional information.

Sales Commissions

Sales commissions are earned by the Company’s applicable salesperson when revenue from an advertiser is recognized, subject to certain criteria. The Company records sales commission expense in the period the sales commission is earned and the associated revenue is recorded. Adjustments or chargebacks are made for any credits issued to customers or any amounts deemed to be uncollectible.

Refunds

Refunds of any remaining deposits paid by direct advertisers are available to those advertisers upon written request submitted between 30 and 90 days from the date of deposit.

Income Taxes

The Company recognizes of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred income tax assets will not be realized.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, long term receivable, escrow receivable, long and short term notes receivable, revolving line of credit, accounts payable and our warrant liability. The carrying amount of the revolving line of credit approximates its fair value because the interest rate on these instruments fluctuates with market interest rates. The long term note receivable has a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The fair value of the warrant liability is determined using the Black-Scholes valuation method based on the quoted price of our common stock, volatility based on the historical market activity of our stock, the expected life based on the remaining contractual term of the warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable

The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. The Company’s management estimates the losses that may result from that portion of its accounts receivable that may not be collectible as a result of the inability of its customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the Company believes that its customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. The Company reviews past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due and for which collectability is not reasonably assured.

During the year, the Company reclassified certain LEC related receivables to long term receivables and recorded an additional reserve of $1.4 million relating to these receivables in the fourth quarter of fiscal 2012. The reclassification and additional reserve was due to the cessation of billing for these services by local exchange carriers and the expectation of a longer collection cycle for these receivables.

Certain Risks and Concentrations

The Company’s revenues are principally derived in the U.S. from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable, long term receivable, notes receivable and revolving line of credit. Cash equivalents consist primarily of money market funds. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S. Most of our advertisers and network partners are in the Internet industry. The Company performs ongoing evaluations to determine customer credit and the Company limits the amount of credit it extends, but generally the Company does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have generally been within our expectations. The Company has three customers that each represents more than 10% of our total revenue. The following table identified our major partners that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Years Ended December 31,
Customer	2012	2011	2010
Yahoo! Inc.	20.7%	23.8%	43.3%
SuperMedia Inc.	1.7%	22.2%	23.5%
Google Inc.	44.2%	17.9%	0.0%

As of December 31, 2012 and 2011, two customers represented 61% and 53%, respectively, of the Company’s total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

The Company is exposed to the risk of fluctuation in interest rates on our revolving line of credit. During 2012, the Company did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. See Note 10 — Credit Facilities.

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

Website Development Costs and Computer Software Developed for Internal Use

U.S. GAAP regarding accounting for the costs of computer software developed or obtained for internal use requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP regarding accounting for website development costs requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over the estimated useful life. The Company capitalized certain website development costs totaling $2.4 million, $3.1 million and $3.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. The amortization of capitalized website development costs was $2.3 million, $2.0 million and $700,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized website development costs are included in property and equipment, net.

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how we expect the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. During the third quarter of fiscal 2012, the Company’s third party billing providers were notified that certain LEC’s would not be providing billing services for our products and services with respect to these small business subscriber relationships. In the third and fourth quarter 2012, the Company accelerated amortization relating to these small business subscriber relationships intangible assets based on the expected remaining future cash flows. The effect of such accelerated amortization on 2012 results was approximately $1.2 million.

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

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The first step in determining if there is any goodwill impairment is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference. The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company compares the fair value of related assets to the carrying value to determine if there is impairment. Our indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment. The Company performed its annual impairment analysis as of December 31, 2012. The Spreebird business unit was identified as a separate reporting unit for evaluation of goodwill impairment. Due to lower than expected financial performance by the Spreebird business unit and a significant decrease in the market capitalization of comparable public companies during the second quarter of fiscal 2012, the Company determined that there were potential indicators of impairment at June 30, 2012. Goodwill was tested for impairment by estimating the fair value of the reporting unit using a consideration of market multiples and a discounted cash flow model (Level 3 Fair Value Measurement) and was written down to its implied fair value, which was approximately $6.7 million as of June 30, 2012, resulting in an impairment charge of approximately $5.5 million, which is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of operations. During the annual impairment analysis, the Company identified additional impairment relating to the Spreebird business unit. The additional impairment was due to continued declines in the market capitalization of comparable public companies coupled with lower than expected financial performance due to the Company’s recent shift in strategy away from direct sales to small and medium sized businesses. Using a similar testing methodology than before the goodwill for the Spreebird business unit was written down to its implied fair value of $2.6 million as of December 31, 2012, resulting in an impairment charge of $4.1 million, which is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of operations.

The change in the carrying amount of goodwill, using significant unobservable inputs, for the year ended December 31, 2012, is as follows (in thousands):

	Daily Deals Segment	Paid Search Segment	Total
Balance at December 31, 2010	$—	$17,339	$17,339
Acquisitions	12,169	1,862	14,031

Balance at December 31, 2011	12,169	19,201	31,370
Asset impairment	(9,600)	—	(9,600)
Reallocation of goodwill held for sale	—	80	80

Balance at December 31, 2012	$2,569	$19,281	$21,850

Deferred Revenue

Deferred revenue represents deposits from advertising partners and the undelivered component of revenue relating to the sale of domains and services accounted for under the provisions of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. Revenue is recognized in subsequent periods when earned.

Warrant Liability

U.S. GAAP guidance regarding accounting for derivatives requires that certain of the Company’s warrants be accounted for as derivative instruments and that the Company records the warrant liability at fair value and recognize the change in valuation in its statement of operations each reporting period. Determining the warrant liability to be recorded requires the Company to develop estimates to be used in calculating the fair value of the warrants. The Company calculates the fair values using the Black-Scholes valuation model.

The fair values of warrants were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Risk-free interest rate	0.09%	0.19%	1.00%
Expected lives (in years)	0.6 years	1.6 years	2.6 years
Expected dividend yield	None	None	None
Expected volatility	50.26%	79.00%	78.86%

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

•

Expected volatility — The estimated stock price volatility is derived based upon the Company’s actual historic stock prices over the contractual life of the warrants, which represents the Company’s best estimate of expected volatility.

•

Risk-free interest rate — The Company uses the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the warrant contractual life assumption as the risk-free interest rate.

The Company is exposed to the risk of changes in the fair value of the derivative liability related to outstanding warrants. The fair value of these derivative liabilities is primarily determined by fluctuations in the Company’s stock price. As the Company’s stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. On February 28, 2013, the Company exchanged all its outstanding warrants that were accounted for as derivative instruments for shares of its common stock.

Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance but does not anticipate that it will have a material impact on the consolidated financial position and results of operations.

In May 2011, the FASB issued an accounting standard update that changes certain fair value measurement principles and enhances the disclosure requirements, particularly Level 3 fair value measurements. The Company adopted this accounting literature effective January 1, 2012. The adoption is only related to disclosures in the Company’s consolidated financial statements and accordingly did not have any impact on the consolidated results of operations or financial position.

2.	Note Receivable

During 2010, the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of December 31, 2012, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

During 2011, the Company also loaned Digital Post Interactive, Inc., a Nevada corporation (“DGLP”) a total of $485,000 pursuant to seven separate short term promissory notes. The Company entered into an asset purchase agreement with DGLP by which the Company acquired substantially all of the assets of Rovion, Inc. (“Rovion”) a wholly-owned subsidiary of DGLP. As part of the asset purchase agreement, cash paid by the Company for the acquisition of assets was used to repay the promissory notes in full. No interest was collected on these notes. During the second quarter 2011, the Company also loaned Krillion, Inc. (“Krillion”) a total of $100,000 pursuant to a short term promissory note. Subsequently, the Company entered into a stock purchase agreement with Krillion for the acquisition of all of the outstanding stock of Krillion. As part of the stock purchase agreement, cash paid by the Company for the acquisition of the stock was used to repay the promissory note in full. No interest was collected on the note. Also during the second quarter 2011, the Company loaned Screamin Media Group, Inc. (“SMG”) a total of $750,000 pursuant to two short term promissory notes. The $250,000 promissory note was repaid by SMG prior to the acquisition. On July 8, 2011, the Company entered into a merger agreement with SMG. As part of the merger agreement, cash paid by the Company as consideration to the SMG stockholders in the merger was used to repay the $500,000 promissory note in full on August 3, 2011. No interest was collected on the note.

3.	Assets and Liabilities Held for Sale and Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Rovion business, all assets and liabilities to be sold were classified as held for sale in the accompanying consolidated balance sheet at December 31, 2011. The results of operations relating to this business have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented.

Assets and liabilities held for sale consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Goodwill	$—	$1,169
Intangible assets, net	—	789
Property and equipment, net	—	229

Assets held for sale	$—	$2,187

Deferred revenue	—	(32)

Liabilities held for sale	$—	$(32)

The Rovion business was sold on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months. The Company recognized a gain on sale of the Rovion business of approximately $1.5 million included in net income (loss) from discontinued operations in the accompanying consolidated statement of operations.

Revenue and pretax income (loss) related to discontinued operations are as follows (in thousands):

	Years ended December 31,
	2012	2011
Revenue	$567	$505

Pretax income (loss)	$404	$(1,328)
Provision (benefit) for income taxes	23	3

Income (loss) from discontinued operations (net of taxes)	$381	$(1,331)

There were no income (loss) related to discontinued operations in fiscal year 2010 as the Rovion business was only acquired in fiscal year 2011. All revenue from discontinued operations is part of the Company’s paid search segment.

4.	Acquisitions

Simply Static, LLC Asset Purchase

On July 1, 2010, the Company acquired all of the assets of Simply Static, LLC (doing business as Octane360), a Delaware limited liability company.

The assets acquired include a technology platform, which can be used to offer the following services:

•	targeting and registration of geo-category based local website domains;

•	small business and geo-category website creation, hosting and management;

•	an ad exchange to manage the selection and deployment of ad inventory across all Octane360-controlled domains and websites; and

•	a content marketplace to allow for the management of geo-category content written for advertising customers or our directly owned portfolio properties.

The total purchase price is summarized as follows (in thousands):

Cash consideration	$5,775
Stock consideration (248,559 shares of common stock)	1,679

Total	$7,454

The Company evaluated the fair value of total consideration transferred, including the contingent consideration related to Octane360 achieving certain milestones and operating performance criteria. On July 28, 2010, Octane360 achieved one of the milestones and received an additional $325,000 in cash and 48,077 shares of our common stock. Stock consideration was determined using the closing share price of the Company’s common stock on the date of acquisition and when earnout milestones were achieved. On September 28, 2010, three additional earnout milestones were achieved which resulted in a cash payment to Octane360 totaling $2.0 million. The range of undiscounted amounts we could pay, in the form of cash or common stock, as additional contingent consideration ranges from $0 to $900,000. The remaining earnout milestones were measured on the 12 and 24 month anniversary following the acquisition and none of the revenue and income targets were achieved as of those dates. As none of the remaining earnout milestones were achieved the Company was not liable for any additional earnout payments.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$1,700
Domain names	900
Trademark and tradenames	500
Customer-related intangibles	210
Non-compete agreement	70
Goodwill	4,108
Liabilities assumed	(34)

Total	$7,454

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. The Company’s estimated useful life of the identifiable intangible assets acquired is four years for the developed technology, trademark and tradenames, and customer-related intangibles and three years for the non-compete agreement. The domain names have an indefinite life. The Company recognized goodwill of $4.1 million. Goodwill is recognized as the Company expect to be able to realize synergies between the two companies, primarily our ability to sell Launch by Local (formerly Exact Match) products with its direct sales force and its ability to leverage existing advertiser relationships to sell Launch by Local products directly to those advertisers and develop a channel sales strategy with those advertising partners and others. The Company also considers the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.

The Company incurred approximately $10,000 of legal, accounting and other professional fees related to this acquisition, which were expensed. The operations of Octane360 are not considered significant in relation to the consolidated financial statements taken as a whole and therefore no pro-forma financial information is presented. The results of operations for Octane360 are included in the consolidated financial statements from the date of acquisition. It is impracticable to provide the revenue and earnings for Octane360 from the date of acquisition as the Octane360 products, services and technology platform are incorporated into the operations and results of the Company’s business units and the combined results of operations related to the acquisition are not tracked in a separate reporting unit.

iTwango LLC Asset Purchase

On January 1, 2011, the Company entered into an asset purchase agreement for the purchase of all the assets of iTwango LLC (“iTwango”). The assets acquired consisted of an early stage group-buying technology platform that allows advertisers to submit discounted offers to consumers who receive those geo-targeted offers daily via email and various other sources. The Company made an initial payment of $300,000 and issued a total of 7,639 shares of its common stock, worth approximately $50,000, for the assets. The initial agreement included certain earnout provisions for additional payments of up to $100,000. The Company made an initial earnout payment of $10,000 in January 2011. On February 25, 2011, the Company entered into a modification and release agreement whereby the Company made an additional payment of $90,000 in exchange for the release of any future liability to the Company as it relates to the earnout payments noted in the original asset purchase agreement. As a result of this transaction, the Company recognized approximately $450,000 of amortizable intangible assets.

Krillion, Inc. Stock Purchase

On April 29, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with Krillion, Inc., a Delaware corporation, with all of the stockholders of Krillion and the stockholders’ agent to purchase all of the outstanding shares of Krillion for an aggregate purchase price of $3.5 million in cash. The transaction was funded from the Company’s cash on hand. The purchase price was subject to working capital adjustments as outlined in the SPA. The Company entered into three separate employee agreements with former employees of Krillion. The employee agreements provides for retention bonuses, contingent upon continued employment with the Company, totaling $750,000 over a period of approximately two years, which contracts were subsequently modified to reduce such amounts to a total of approximately $550,000. The Company evaluated the fair value of the acquisition’s total consideration, and determined that there was no contingent consideration relating to the acquisition.

Krillion provides consumers and its business partner’s real-time information on where specific branded products are sold, and which retailer, at a particular retail location, has them in stock. Krillion aggregates and structures consumer product information in real time, to create an up-to-the-minute index of products across various brands, at various retailer locations in multiple cities across the United States. Krillion further provides the following products and services:

•	patented local product search platform, the Krillion Localization Engine™ that helps connect customers with in-stock products at local retailers;

•	real-time StockCheck™ tool that enables web-savvy shoppers to find, compare and buy products at particular retail locations near them;

•	the ability for consumers to take advantage of in-store pickup and other convenience services offered by multichannel retailers and; and

•

local product information that is available as a data service that powers the websites and applications of manufacturers and content providers, mobile providers and applications, and rich media for marketers.

The Company, Krillion and the Krillion stockholders also agreed to establish a $1.0 million escrow fund to secure the Company’s rights to seek indemnification under the SPA, as well as any adjustment to the purchase price that might be required. All funds have been paid out and the escrow fund has been terminated.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$1,570
Trademark and tradenames	200
Customer-related intangibles	10
Goodwill	1,862
Other assets received	125
Liabilities assumed	(266)

Total	$3,501

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. The Company’s estimated useful life of the identifiable intangible assets acquired is four years for the developed technology, trademark and tradenames, and customer-related intangibles. The Company recognized goodwill of $1.9 million. Goodwill is recognized as the Company expects to be able to realize synergies between the two companies, primarily its ability to provide distribution and reach for the Krillion products and services to a broad base of customers using its current distribution channels. The Company also considers the assembled workforce as a component of goodwill. Goodwill is expected to be deductible for tax purposes.

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

Rovion Asset Purchase

On April 4, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with DGLP and Rovion, pursuant to which the Company acquired substantially all of the assets of Rovion on May 5, 2011. The purchase of the Rovion assets was completed following the satisfaction of all closing conditions, including approval by the bankruptcy court hearing the bankruptcy proceeding of Rovion. In accordance with the terms of the APA, the Company paid DGLP $2.2 million net of $485,000 in loans owed by DGLP. The transaction was funded from the Company’s cash on hand. The Company entered into five separate employee agreements with former employees of DGLP and Rovion. The employee agreements provide for retention bonuses, contingent upon continued employment with the Company, totaling $1.5 million over a period of approximately two years, which contracts were subsequently modified to reduce such amounts to a total of approximately $1.0 million. The Company evaluated the fair value of the acquisition’s total consideration, and determined that there is no contingent consideration relating to the acquisition. The assets acquired include, a rich media advertising platform, which allows for the sale, creation, delivery and tracking of animated and video-based ads for both national and local advertisers, including “In-Person” the online video spokesperson, as well as virtually all other forms of rich media advertisements; a patent pending rich media advertising toolset, known as the Rich Media

Services, targeted to local media publishers and medium to small ad agencies, which allows for self-service rich media ad creation by professional media developers and novices alike, and subsequently enables the delivery, tracking and reporting of all ad activity through the RMS control panel;

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Developed technology	$750
Trademark and tradenames	200
Customer-related intangibles	150
Goodwill	1,169
Other assets received	176
Liabilities assumed	(249)

Total	$2,196

Purchased identifiable intangible assets were amortized on a straight-line basis over the respective useful lives. The Company’s estimated useful life of the identifiable intangible assets acquired was three years for the developed technology and trademark and tradenames and one year for customer-related intangibles. The Company recognized goodwill of $1.2 million. Goodwill was recognized as the Company expected to be able to realize synergies between the two companies, primarily through our ability to utilize its current media relationships and sales channel reach to distribute and sell the rich media advertising platform and toolset. The Company also considered the assembled workforce as a component of goodwill. Goodwill was expected to be deductible for tax purposes.

The Company incurred a minimal amount of legal, accounting and other professional fees related to this acquisition, of which all were expensed. The acquisition was not considered significant in relation to the condensed consolidated financial statements taken as a whole and therefore no pro-forma financial information is presented. The result of operations for the new acquisition was included in the consolidated financial statements from the date of acquisition. It was considered impracticable to provide their revenue and earnings from the date of acquisition as the products, services and technology platforms was incorporated into the operations and results of our current business units and the combined results of operations related for this acquisition was not tracked in separate reporting units.

In the second quarter of fiscal 2012, the Company made a decision to sell all of the assets and liabilities relating to the Rovion business. The Company has reclassified and presented all related historical financial information as it relates to these assets and liabilities as “discontinued operations” in the accompanying consolidated balance sheets and consolidated statements of operations. The Rovion business was sold on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months.

Screamin Media Group, Inc Stock Purchase

Effective July 9, 2011, the Company acquired Screamin Media Group, Inc., a Delaware corporation, following the execution on July 8, 2011, of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Screamin Media Group, Inc, Agile Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Subcorp”), and Dan Griffith, as Stockholders’ Agent (the “Stockholders’ Agent”) pursuant to which Subcorp was merged with and into SMG and SMG became a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the Company paid upfront consideration of $5.0 million in cash, 727,360 shares of the Company’s common stock, $0.00001 par value (the “Shares”), and $5.0 million in secured promissory notes (the “Notes”) bearing interest at 10% per annum for all amounts outstanding subsequent to August 1, 2011, subject to adjustment as described below (collectively, the “Merger Consideration”). During the third quarter of fiscal 2011, all of the Notes were repaid in full. The cash portion of the Merger Consideration payable to the SMG Stockholders was reduced by $862,500 to repay certain debt obligations of SMG immediately following the closing. The Shares converted to cash at approximately $3.437 per share, which was the twenty day trailing average close price of the Shares prior to July 7, 2011. The aggregate amount of Notes issued was reduced by up to $2.4 million, including $500,000 to repay a promissory note issued by SMG and held by the Company and up to $1.9 million to establish an escrow fund for indemnification claims asserted by the Company against SMG consistent with the terms of the Merger Agreement (the “Escrow Fund”). The cash portion of the Merger Consideration was funded from the Company’s cash on hand and the payment of the Notes was made from advances made or our line of credit.

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

Subject to meeting certain additional financial performance milestones throughout the two year period beginning July 1, 2011, as more particularly described in the Merger Agreement, the SMG Stockholders are eligible to receive an aggregate of up to an additional $20.0 million (the “Earn-out”). The Earn-Out may be paid in a combination of cash and the Company’s common stock, provided that any such payments are comprised of at least twenty five percent cash and the Company will not issue twenty percent or more of the Company’s common stock outstanding immediately prior to the closing date of the Merger in connection with this transaction. Based on the financial performance of SMG, the Company has determined the fair value of such earn-outs to be zero as of December 31, 2012.

Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. The Company’s estimated useful life of the identifiable intangible assets acquired is three years for the developed technology, vendor-related intangibles and subscriber-related intangibles and four years for license agreement. The Company recognized goodwill of $12.2 million. The factors that contributed to the recognition of goodwill included securing synergies that are specific to the Company’s business and not available to other market participants, which are expected to increase revenues and profits; acquisition of a talented workforce; the strategic benefit of expanding the Company’s presence in the local media advertising markets; and diversifying the Company’s product portfolio. Goodwill is expected to be deductible for tax purposes.

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the years ended December 31, 2011 and 2010, as if the acquisition had occurred at the beginning of 2010. The pro forma information is based on the historical financial statements of the Company and that of the acquired business. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Years Ended December 31,
	2011	2010
Pro Forma revenue	$81,145	$85,178
Pro Forma net income (loss)	$(22,751)	$2,814
Pro Forma basic net income (loss) per share	$(1.05)	$0.13
Pro Forma diluted net income (loss) per share	$(1.05)	$0.13

The Company incurred a minimal amount of legal, accounting and other professional fees related to these acquisitions, of which all were expensed.

During fiscal year 2012, the Company recorded an impairment charge of $10.6 million of which $9.6 million related to goodwill recorded as part of the SMG acquisition. Also included in the impairment charge was $799,000 related to intangible assets recorded as part of the SMG acquisition.

5.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$6,053	$(4,222)	$1,831	4	$6,488	$(3,339)	$3,149	4
Non-compete agreements	138	(93)	45	2	153	(56)	97	2
Customer-related	14,194	(14,021)	173	4	14,194	(11,149)	3,045	4
Vendor-related	300	(150)	150	3	300	(50)	250	3
Patents	431	(431)	—	3	431	(431)	—	3
Domain names—indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(583)	117	4	700	(534)	166	4
Technology Licensing	600	(585)	15	4	600	(75)	525	4

	$24,017	$(20,085)	$3,932		$24,467	$(15,634)	$8,833

The estimated total amortization expense for intangible asset over the next five years is as follows (in thousands):

Amortization Expense
For the years ending December 31,
2013	$1,288
2014	889
2015	154

Total	$2,331

On May 31, 2011, the Company acquired approximately 4,617 website hosting accounts for $554,040 in cash from LaRoss. The acquisition was part of a requirement to purchase additional subscribers from LaRoss pursuant to a previously executed sales and services agreement with LaRoss dated July 16, 2010 (the “LaRoss Agreement”). LaRoss will provide ongoing billing services to and hosting of the sites. The purchase price was originally to be amortized over four years based on how the Company expected the customer relationships to contribute to future cash flows. The Company accelerated the amortization in the third and fourth quarters of fiscal 2012 in connection with the ending of LEC billings.

On August 21, 2011, the Company acquired approximately 1,734 website hosting accounts for $208,080 in cash pursuant to the LaRoss Agreement. LaRoss will provide ongoing billing services to and hosting of the sites. The purchase price was originally to be amortized over four years based on how the Company expected the customer relationships to contribute to future cash flows. The Company accelerated the amortization in the third and fourth quarters of fiscal 2012 in connection with the ending of LEC billings.

The acquisition of the website hosting accounts added to the Company’s base of small business customers and provided a new online service offering. The Company analyzed its revenue recognition and determined that its web hosting revenue is recognized net of direct costs paid to third parties.

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

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Years Ended December 31,
	2012	2011
Additional capitalized website development costs	$2,419	$3,087
Amortization of capitalized website development costs	$(2,296)	$(2,011)

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2012, potentially dilutive securities, which consist of options to purchase 4,048,461 shares of common stock at prices ranging from $1.41 to $16.59 and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the year ended December 31, 2011, potentially dilutive securities, which consist of options to purchase 5,005,584 shares of common stock at prices ranging from $1.41 to $16.59 and warrants to purchase 1,497,936 shares of common stock at prices ranging from $4.32 to $9.26 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the year ended December 31, 2010, potentially dilutive securities, which consist of options to purchase 4,037,768 shares of common stock at prices ranging from $1.28 to $16.59 and warrants to purchase 1,334,022 shares of common stock at prices ranging from $2.31 to $9.26 were included in the computation of diluted net income per share.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) per share from continuing operations	$(24,623)	$(13,228)	$4,222

Net income (loss) per share from discontinued operations	$381	$(1,331)	$—

Net income (loss)	$(24,242)	$(14,559)	$4,222

Denominator:
Denominator for historical basic calculation weighted average shares	22,098	21,384	15,966
Dilutive common stock equivalents:
Options	—	—	787
Warrants	—	—	35

Denominator for historical diluted calculation weighted average shares	22,098	21,384	16,788

Net loss per share:
Basic net income (loss) per share from continuing operations	$(1.11)	$(0.62)	$0.26

Basic net income (loss) per share from discontinued operations	$0.02	$(0.06)	$—

Basic net income (loss) per share	$(1.10)	$(0.68)	$0.26

Diluted net income (loss) per share from continuing operations	$(1.11)	$(0.62)	$0.25

Diluted net income (loss) per share from discontinued operations	$0.02	$(0.06)	$—

Diluted net income (loss) per share	$(1.10)	$(0.68)	$0.25

8.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Furniture and fixtures	$981	$935
Office equipment	503	496
Computer equipment	3,428	3,180
Computer software	11,658	9,659
Leasehold improvements	905	898

	17,475	15,168
Less accumulated depreciation and amortization	(10,706)	(7,150)

Property and equipment, net	$6,769	$8,018

Depreciation and amortization of property and equipment totaled $3.8 million, $3.2 million and $1.4 million in 2012, 2011 and 2010, respectively.

9.	Interest and Other Income, net

Interest and other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Interest income	$33	$54	$17
Interest expense	(458)	(467)	(292)

Interest and other income (expense), net	$(425)	$(413)	$(275)

10.	Credit Facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Square One Bank, as amended by the First Amendment on March 28, 2012, the Second Amendment on April 11, 2012, and the Third Amendment on August 17, 2012. The Loan Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Notwithstanding the foregoing, we may borrow up to $3.0 million from the Facility at any time and up to $5.0 million from the Facility in any thirty day period of a calendar quarter, irrespective of our borrowing base (the “Non-Formula Revolving Line”), provided that total advances under the Facility will not exceed $12.0 million and we are otherwise in compliance with the terms of the Agreement.

All amounts borrowed under the Facility are secured by a general security interest on our assets, except for the Company’s intellectual property, which the Company has instead agreed to remain unencumbered during the term of the Loan Agreement.

Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75% and borrowings made pursuant to the Non-Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.25% or (ii) the Prime Rate (as announced by Square One Bank) plus 2.0%. In connection with establishing the Facility in 2011, the Company incurred fees payable to Square One Bank of approximately $10,000. Additionally, there is an annual fee of $25,000 and an unused line fee equal to 0.25% of the unused line if less than 40% of the Facility is in use.

The Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of assets, changes in business, change in control, mergers and acquisitions, payment of dividends, and incurrence of certain indebtedness and encumbrances. The Loan Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Square One Bank has certain rights and remedies under the Loan Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of December 31, 2012, the Company was in compliance with all financial covenants. As of

January 31, 2013, the Company was not in compliance with its minimum liquidity ratio as required by its financial covenants. Square One Bank has provided the Company with a waiver for the covenant violation. The Loan Agreement also includes a covenant requiring us to obtain approval from Square One Bank in the event the Company has a going concern paragraph included in the independent registered public accounting firm’s opinion. As the Company is required to supply Square One Bank with its audited consolidated financial statements within 150 days after December 31, 2012, the Company will request a waiver of this condition from Square One Bank prior to the 150 day reporting requirement.

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

At December 31, 2012 the Company had $10.0 million outstanding on the Facility.

Subsequent to the year ended December 31, 2012, the Company entered into the Fourth, Fifth and Sixth Amendments to the Loan Agreement. The Fourth Amendment, entered into on January 30, 2013, temporarily revises the terms under which the Company is allowed to draw the maximum amount on the non-formula line. The Fifth Amendment, entered into on February 13, 2013, extends the maturity date of the Loan Agreement through February 3, 2015. The Fifth Amendment also revised certain requirement as it relates to the completion of borrowing base certifications, redefines certain terms and provides the adjusted EBITDA requirements for 2013. The Sixth Amendment, entered into on March 28, 2013, waives any and all violations of the Liquidity Ratio covenants prior to the date of the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires equal monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013.

In connection with the anticipated closing of the Loan Agreement, on July 29, 2011 the Company cancelled its Loan and Security Agreement (the “LSA”) with Silicon Valley Bank (“SVB”) which provided the Company with a revolving credit facility of up to $30.0 million (the “Revolving Line”) , which the Company entered into on June 28, 2010.

11.	Income Taxes

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$10	$—	$(29)
State	10	55	(37)

Total current	20	55	(66)

Deferred:
Federal	91	157	133
State	—	(34)	35

Total deferred	91	123	168

Total provision for income taxes	$111	$178	$102

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years ended December 31,
	2012	2011	2010
Statutory federal tax rate	34%	34%	34%
State income taxes, net of federal benefit	—	—	—
Change in fair value of warrant liability	—	6	(7)
Stock option grants	(2)	(5)	4
Goodwill impairment	(14)	—	—
Return to provision	—	(1)	(1)
Change in valuation allowance	(19)	(35)	(28)
Other	—	—	—

	(1)%	(1)%	2

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Deferred income tax assets:
Net operating loss carryforwards	$30,505	$26,599	$18,590
Research and development credits	957	851	—
Acquired intangibles	2,984	1,672	2,783
Share based compensation	2,083	1,653	1,184
Accrued expenses	738	656	405
Other reserves	873	497	—

Gross deferred tax assets	38,140	31,928	22,962
Valuation allowance	(34,372)	(28,305)	(19,977)

	3,768	3,623	2,985

	Years ended December 31,
	2012	2011	2010
Deferred income tax liabilities:
Deferred state taxes	(2,214)	(1,757)	(1,443)
Fixed assets/depreciation	(1,962)	(2,160)	(1,710)

Gross deferred tax liabilities	(4,176)	(3,917)	(3,153)

Net deferred tax assets (liabilities)	$(408)	$(294)	$(168)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continues to maintain a full valuation allowance against its deferred tax assets at December 31, 2012.

At December 31, 2012, the Company had federal and state income tax net operating loss carryforwards of approximately $71.5 million and $70.2 million, respectively. The federal and state net operating loss carryforwards will expire through 2031 unless previously utilized. Under Section 382 of Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its post-change income may be limited. The Company performed a Section 382 study during the fourth quarter of 2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operating losses that can be carried forward to the future years. The Company had no significant equity transactions during 2012 and does not believe additional ownership change has been triggered. The Company plans to perform a Section 382 analysis update in 2013 and the related deferred tax assets may need to be adjusted. In 2011, the Company acquired approximately $11.8 million of federal and state net operating losses through the two stock acquisitions. No formal Section 382 analysis has been performed with respect to the acquired net operating losses. Any future ownership change may impact the Company’s ability to utilize the net operating loss carryforwards in a future year.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2012, the Company had total unrecognized tax benefits of approximately $1.4 million. If fully recognized, the total unrecognized tax benefit of approximately $1.4 million would impact the Company’s effective tax rate.

A roll forward of the activity in the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit
Balance at January 1, 2011	$—
Additions during the current year	1,318,000
Reductions during the current year	—

Balance at December 31, 2011	$1,318,000
Additions during the current year	77,000
Reductions during the current year	—

Balance at December 31, 2012	$1,395,000

The Company does not anticipate that any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the period ended December 31, 2012, since the unrecognized tax benefits do not result in a material tax liability.

The Company is subject to taxation in the United States and state jurisdictions of which 2008 and forward is open for the examination by the United States and 2008 and forward is subject to examination by state taxing authorities as applicable.

Recently enacted tax laws may also affect the tax provision on the Company’s financial statements. The state of California passed a new law which mandates the use of single sales factor apportionment formula for tax years beginning on or after January 1, 2013. As a result, the state deferred tax assets will be revalued next quarter to account for the change in the tax law. As there is a full valuation allowance against the state deferred tax asset, there will be no balance sheet or income tax effect.

The Company is currently undergoing a California examination for research and development credits claimed in its 2010 tax year. The Company believes there will be no material adjustment as a result of this examination and that we have a sufficient amount of reserve reflected in the credit amounts.

12.	Commitments and Contingencies

Lease Commitments

The Company leases office space under operating lease agreements that expire on various dates through July 2015. The future minimum lease payments under non-cancelable operating leases at December 31, 2012, are as follows (in thousands):

Operating Leases
Year ending December 31,
2013	$584
2014	620
2015	317

Total minimum lease payments	$1,521

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $479,000, $410,000 and $320,000, respectively.

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at our discretion. Employees immediately vest 100% of their own contributions and 20% of our matching contributions for each year of service. For the plan years ended December 31, 2012, 2011 and 2010 we made a discretionary matching contribution of $90,000, $0 and $0, respectively.

Employment Agreements

The Company has signed employment agreements with its executive officers and certain key employees. The agreements provide for the payments of annual salaries totaling $2.6 million, annual bonuses of up to $1.2 million and retention bonuses of up to $119,000, in the aggregate, based upon current salaries. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days notice by either party. If the Company terminates one of these officers or key employees without cause, the Company is obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) an amount equal to 100% (in the case of executives) and 50% (in the case of our key employees) of the average of all bonuses during the prior four quarters of employment, and 125% (in the case of executives) and 75% (in the case of many of our key employees) of the average of all bonuses during the prior four quarters of employment in the event the termination occurs within 4 months of a change in control, (iii) the same base salary and benefits that such officer or key employee received prior to termination, for a period of 12 months and 6 months, respectively, following termination, and 15 months and 9 months (for many of our key employees), respectively, in the event the termination occurs within 4 months of a change in control and (iv) the right to exercise all vested options, including any as yet unvested options in the case of a change in control, for a period of 12 months following termination.

Legal Proceedings

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against the Company and others in its sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges patent infringement as a result of the operation of the Company’s website at www.local.com. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing the Company from continuing those activities that are alleged to infringe the patent. The Company intends to vigorously defend ourselves from these claims. If it is determined that the Company has infringed the patent, the Company could be subject to damages and a permanent injunction that could have a material adverse effect on is and its operations. In addition, although the Company believes that there is only a remote possibility that it will be determined that the Company has infringed on such patent, this litigation could have a material adverse effect on its financial condition and results of operations because of defense costs, diversion of management’s attention and resources and other factors. There can be no assurances that our assessment of the ultimate outcome of this litigation will be correct.

On June 18, 2012, the Company filed a lawsuit against Fry’s Electronics, Inc. (“Fry’s”) alleging that Fry’s violates the Company’s registered patent, which is entitled “Methods and systems for dynamic networked commerce architecture.” The Company is seeking an injunction against Fry’s and an award of damages in an amount to be determined at trial, as well as attorney’s fees. There can be no guarantees as to the outcome of the litigation.

Other than the previously mentioned lawsuit, the Company is not currently a party to any other material legal proceedings. From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with its services.

13.	Stockholders’ Equity

The Company has authorized 65,000,000 shares of common stock and 10,000,000 shares of convertible preferred stock.

On January 14, 2011, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with respect to the offer and sale (the “Offering”) by the Company of 4,000,000 shares of common stock of the Company at a price to the public of $4.25 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriter an option, exercisable for 30 days, to purchase up to an additional 600,000 shares of Common Stock at the same purchase price to cover over-allotments. On January 18, 2011, the Company received notice that the underwriter exercised the over-allotment option to purchase 600,000 shares (the “Option Shares”) of the Company’s common stock, at a price to the public of $4.25 per share. The offering of the Company’s common stock was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-147494) (the “Registration Statement”), including a related prospectus as supplemented by a Preliminary Prospectus Supplement dated January 13, 2011, and Prospectus Supplement dated January 14, 2011, which the Company filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The Registration Statement was set to expire on January 15, 2011, but was extended as a result of the filing by the Company on January 14, 2011 of a new shelf registration statement on Form S-3 to register 8,000,000 shares of its common stock in replacement of the expiring Registration Statement (the “New Shelf Registration Statement”). Net proceeds to the Company from the sale of shares in the Offering, after deducting underwriting discounts and commissions and other related expenses, was approximately $18.2 million.

On January 20, 2011, in connection with the completion of the offer and sale to the underwriter of 4,600,000 shares of Common Stock (including the Option Shares) and in accordance with the anti-dilution provisions contained in each of the warrants to purchase up to 537,373 shares of common stock at an exercise price of $7.89 per share that were issued in a private placement transaction on August 1, 2007 (the “Series A Warrants”) and the warrants to purchase up to 537,373 shares of common stock at an exercise price of $9.26 per share that were issued in the same private placement transaction on August 1, 2007 (the “Series B Warrants”), the exercise price of the Series A Warrants and the Series B Warrants was reduced to $7.02 per share and $8.09 per share, respectively, and the Company issued an additional 66,207 Series A Warrants at an exercise price of $7.02 per share, which are immediately exercisable (the “New Series A Warrants”), and an additional 77,707 Series B Warrants at an exercise price of $8.09 per share, which are immediately exercisable (the “New Series B Warrants” and together with the New Series A Warrants, the “New Warrants”). The Series A Warrants and the Series B Warrants are exercisable until February 1, 2013 and February 3, 2014, respectively, and the New Series A Warrants and the New Series B Warrants are exercisable until February 1, 2013, and February 3, 2014, respectively. See Note 16 — Subsequent Events for additional information regarding warrant repricing and exchange.

Warrants

Warrant activity for the years ended December 31, 2010, 2011 and 2012 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	2,859,595	$6.16
Exercised	(1,525,573)	4.65

Outstanding at December 31, 2010	1,334,022	7.88
Issued	163,914	7.02

Outstanding at December 31, 2011	1,497,936	7.05
Expired	(259,276)	5.00

Outstanding at December 31, 2012	1,238,660	$7.48

Exercisable at December 31, 2012	1,238,660	$7.48

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2011 was $1.42. No warrants were issued during the years ended December 31, 2012 and 2010.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2012:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.00 - $ 6.99	20,000	1.8 years	$2.87
$ 7.00 - $ 7.99	603,580	0.1 years	7.02
$ 8.00 - $ 8.99	615,080	1.1 years	8.09

	1,238,660	0.6 years	7.48

Stock Repurchase Program

On August 4, 2010, the Company’s Board of Directors approved a stock repurchase program of up to $2.0 million of the Company’s common stock. The share repurchase program was authorized for 12 months and authorized the Company to repurchase shares from time to time through open market or privately negotiated transactions. During the year ended December 31, 2010, the Company repurchased 270,400 shares of common stock at an average price of $4.52 per share and an aggregate purchase price of approximately $1.2 million. The share repurchase program has subsequently been terminated.

Stockholder Rights Plan

On October 14, 2008, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Under the Rights Plan, a right to purchase 1/1000th of a share of the Company’s Series A Participating Preferred Stock, at an exercise price of $10.00, will be distributed for each share of common stock held of record as of the close of business on October 22, 2008. The rights will automatically trade with the Company’s underlying common stock and no separate preferred stock purchase rights certificates will be distributed. The right to acquire preferred stock is not immediately exercisable and will become exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. If any person becomes a 15 percent or more stockholder, each right (subject to certain limitations) will entitle its holder to purchase, at the rights’ then-current exercise price, a number of the Company’s common shares or of the acquirer having a market value at the time of twice the right’s per share exercise price. If the exercise price is not adjusted, such holders would be able to purchase $20 worth of common stock for $10.

The Board of Directors may redeem the rights for $0.01 per right at any time on or before the fifth day following the acquisition by a person becoming a 15 percent stockholder. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on October 15, 2018.

Stock Plans

In March 1999, The Company adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 201 were outstanding and zero were available for future grant at December 31, 2012.

In March 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 13,997 were outstanding and zero were available for future grant at December 31, 2012.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders approved the 2004 Plan, as amended.

The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 170,237 were outstanding and zero were available for future grant at December 31, 2012.

In August 2005, the Company adopted and the stockholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 401,677 were outstanding and zero were available for future grant at December 31, 2012.

In August 2007, the Company adopted and the stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 611,513 were outstanding and zero were available for future grant at December 31, 2012.

In June 2008, the Company adopted and the stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”). In April 2009, the Company amended the 2008 Plan and in August 2009, the stockholders approved the 2008 Plan, as amended. The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 3,000,000 shares for issuance under the 2008 Plan, of which 1,603,029 were outstanding and zero were available for future grant at December 31, 2012.

In April 2011, the Company’s Board of Directors adopted, and in August 2011, the Company’s stockholders approved the 2011 Omnibus Incentive Plan (“2011 Plan”). In May 2012, the Company amended the 2011 Plan and in August 2012, the stockholders approved the 2011 Plan, as amended. The 2011 Plan provides for the grant of non-qualified and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted stock units (“RSU”) and performance stock units (“PSU”) to employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Stock option grants generally vest 33.33% and are available for exercise on the one year anniversary of the date of grant, and the remainder of the grant vests and is exercisable ratably over the next 8 quarters, provided the optionee remains in our service. The options generally expire seven years from the date of grant. RSU grants vest 33.33% on January 1 after the one year anniversary from the date of grant, 33.33% on January 1 after the second year anniversary from the date of grant and 33.34% on January 1 after the third anniversary from the date of grant. The Company has reserved 3,235,302 shares for issuance under the 2011 Plan, of which 1,807,606 were outstanding and 1,342,284 were available for future grant at December 31, 2012. In determining the number available for future grants under the 2011 Plan, RSUs and PSUs issued are equivalent to 1.41 stock options.

Stock option activity under the plans for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 1, 2010.	3,998,790	$4.33
Granted	1,125,246	6.15
Exercised(1)	(576,541)	3.31
Canceled	(509,727)	4.06

Outstanding at December 31, 2010	4,037,768	5.02
Granted	2,146,635	3.19
Exercised(1)	(162,499)	1.77
Canceled	(1,016,320)	5.23

Outstanding at December 31, 2011	5,005,584	4.30
Granted	733,435	2.40
Exercised(1)	(50,047)	1.59
Canceled	(1,640,511)	4.09

Outstanding at December 31, 2012	4,048,461	$4.07	5.7	$118

Vested and expected to vest at December 31, 2012(2)	3,769,778	$4.15	5.7	$116

Exercisable at December 31, 2012	2,655,049	$4.64	5.2	$108

(1)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2010, 2011 and 2012 was $4.41, $2.18, and $1.67 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2010, 2011 and 2012 was $2,244,000, $243,000 and $46,000, respectively.

The total fair value of options vested during the years ended December 31, 2010, 2011 and 2012 was $2.1 million, $3.2 million and $2.5 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2012:

	Options Outstanding
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices				Shares	Weighted Average Exercise Price
$0.00 - $2.00	247,578	6.1 years	$1.57	219,578	$1.56
$2.01 - $3.00	1,278,902	6.1 years	2.39	280,365	2.38
$3.01 - $4.00	770,358	6.3 years	3.58	607,348	3.57
$4.01 - $5.00	874,642	4.5 years	4.61	808,121	4.60
$5.01 - $6.00	171,362	5.4 years	5.59	152,902	5.63
$6.01 - $7.00	481,443	7.2 years	6.17	366,477	6.19
$7.01 - $8.00	81,000	3.7 years	7.18	78,332	7.17
$8.01 - $9.00	62,500	3.0 years	8.90	61,250	8.91
$9.01 - $10.00	15,000	2.4 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	2.0 years	15.76	65,676	15.76

	4,048,461	5.7 years	$4.07	2,655,049	$4.64

Restricted stock unit activity under the 2011 Omnibus Plan for the year ended December 31, 2012, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	—	$—
Granted	111,547	2.29

Unvested at December 31, 2011	111,547	2.29
Granted	314,195	2.09
Vested	(40,000)	1.03
Cancelled	(36,528)	2.28

Unvested at December 31, 2012	349,214	$2.25

Performance stock unit activity under the 2011 Omnibus Plan for the year ended December 31, 2012, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	—	$—
Granted	258,166	2.28
Vested	—	—
Cancelled	(47,581)	2.29

Unvested at December 31, 2012	210,585	$2.28

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

Total stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except per share amount):

	Years ended December 31,
	2012	2011	2010
Cost of revenues	$83	$178	$244
Sales and marketing	1,072	1,250	836
General and administrative	1,377	1,849	1,297
Research and development	227	386	534

Total stock-based compensation expense	$2,759	$3,663	$2,911

Net stock-based compensation expense impact on income (loss) per share:
Basic	$0.12	$0.17	$0.18

Diluted	$0.12	$0.17	$0.17

The fair values of employee stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2012	2011	2010
Risk-free interest rate	0.69%	1.38%	2.03%
Expected lives (in years)	5.1	5.2	5.4
Expected dividend yield	None	None	None
Expected volatility	89.35%	85.35%	89.30%

As of December 31, 2012, there was $1.2 million of unrecognized stock-based compensation expense related to outstanding stock options and unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.28 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from our forecasted rate.

14.	Operating Information

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

The following is a summary of operating results from continuing operations and assets by business segment:

	Years Ended December 31, 2012
	Daily deals	Paid Search	Totals
Segment revenue	$1,799	$95,974	$97,773

Depreciation and amortization	$146	$7,759	$7,905

Operating loss	$(12,682)	$(11,607)	$(24,289)

Interest and other income (expense), net			(425)
Change in fair value of warrant liability			202
Provision for income taxes			(111)

Net loss from continuing operations			$(24,623)

Segment assets as of December 31, 2012	$3,614	$46,293	$49,907

Goodwill as of December 31, 2012	$2,569	$19,281	$21,850

	Years Ended December 31, 2011
	Daily deals	Paid Search	Totals
Segment revenue	$1,071	$77,188	$78,259

Depreciation and amortization	$201	$8,212	$8,413

Operating loss	$(5,295)	$(9,975)	$(15,270)

Interest and other income (expense), net			(413)
Change in fair value of warrant liability			2,633
Provision for income taxes			(178)

Net loss from continuing operations			$(13,228)

Segment assets as of December 31, 2011	$15,092	$60,719	$75,811

Goodwill as of December 31, 2011	$12,169	$19,201	$31,370

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue by geographic region:
United States	$97,773	$78,259	$84,137
Revenue by product:
Pay-Per-Click (PPC)	$76,957	$59,420	$60,538
Subscription Advertising Products	2,576	3,534	6,333
Domain Sales and Services	3,947	6,161	11,965
Display and Banner Advertising Services	12,494	8,073	5,274
Local Connect (License)	—	—	27
Spreebird Daily Deals	1,799	1,071	—

Total revenue	$97,773	$78,259	$84,137

15.	Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	As of December 31, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$5	$5

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	As of December 31, 2011	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$207	$207

As of December 31, 2012, the Company’s warrant liability was based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as the Company’s stock price, risk-free interest rates and expected volatility.

The fair value of the warrant liability was estimated at December 31, 2012, using a Black-Scholes option pricing model with the following assumptions:

	Exercise Price of Related Warrants
	$8.09	$7.02
Risk-free interest rate	0.16%	0.02%
Expected lives (in years)	1.1 years	0.1 years
Expected dividend yield	None	None
Expected volatility	57.53%	42.85%

The following table presents a reconciliation for the Company’s warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2011	$207
Change in fair value of warrant liability	(202)

Balance at December 31, 2012	$5

During the year ended December 31 2012, the Company recorded a goodwill impairment charge of $9.6 million relating to the Spreebird business unit. Using significant unobservable inputs (level 3 inputs), the fair value of goodwill relating to the Spreebird business was determined to be $2.6 million. The key assumptions used in determining the fair value of the Spreebird business unit goodwill were: a weighted average cost of capital of 22%; a Company specific risk premium of zero percent; and a revenue growth rate of ranging from 8% to 25%.

During the three months ended June 30, 2012, the Company also recorded an impairment charge of $799,000 for certain intangible assets relating to the Spreebird business unit. Of the $799,000 impairment charge recorded, $279,000 related to developed technology that the Company determined to be obsolete and was fully written off. The remaining impairment charges were made up of $100,000 impairment charge to customer related intangible assets and a $420,000 impairment charge related to technology licensing. These intangible assets are being amortized over their remaining economic useful lives.

16.	Subsequent Events

On February 7, 2013, the Company repriced warrants to purchase 615,080 shares of the Company’s common stock at an exercise price of $8.09 per share to an exercise price of $2.10 per share. The warrants were issued in connection with a private placement transaction consummated on August 1, 2007, including warrants to purchase 537,373 shares of the Company’s common stock issued on August 1, 2007 (the “Series B Warrants”) and warrants to purchase 77,707 shares of the Company’s common stock issued on January 20, 2011, as a result of the anti-dilution provisions contained in each of the Series B Warrants (the “New Series B Warrants” and together with the Series B Warrants, the “Warrants”). The Warrants were re-priced by the Company’s Board of Directors pursuant to Section 2(c) of the Warrant. As a result of the repricing, the Company will record a non-cash equity expense of $144,000 in the first quarter of fiscal 2013.

Mr. Norman K. Farra Jr., the lead director of the Company, was an advisor to the Company in connection with the 2007 private placement transaction and currently holds Warrants to purchase 22,811 shares of the Company’s common stock. The exercise price of the Warrants held by Mr. Farra has also been re-priced to $2.10. Mr. Farra abstained from all decisions of the Board concerning the re-pricing of the Warrants.

On February 28, 2013, the Company entered into separate Exchange Agreements with each of the holders (collectively the “Investors”) of all outstanding Series B warrants to purchase shares of the Company’s common stock (“Warrants”). The Warrants were issued in connection with a private placement transaction consummated on August 1, 2007, including Warrants to purchase 537,373 shares of the Company’s common stock issued on August 1, 2007, and Warrants to purchase 77,707 shares of the Company’s common stock issued on January 20, 2011, as a result of the anti-dilution provisions contained in the Warrants issued in 2007.

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the exchange, the Company will record a non-cash equity expense of $723,000 in the first quarter of fiscal 2013.

Mr. Norman K. Farra Jr., the lead director of the Company, was one of the investors that participated in the exchange and surrendered Warrants to purchase 22,811 shares of the Company’s common stock in exchange for 15,968 shares of the Company’s common stock. Mr. Farra abstained from all decisions concerning the exchange of the Warrants.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Accounts receivable (in thousands):
Allowance for doubtful accounts
2012	$550	$1,527	$(117)	$1,960
2011	$297	$275	$(22)	$550
2010	$205	$130	$(38)	$297

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)

(Unaudited)

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$20,898	$24,771	$27,072	$25,032	$25,298	$20,689	$15,477	$16,795
Cost of revenues	$15,859	$18,463	$19,990	$17,345	$14,984	$12,487	$10,799	$10,988
Operating income (loss)	$(9,087)	$(3,573)	$(9,030)	$(2,599)	$(3,226)	$(3,763)	$(5,470)	$(2,811)
Net income (loss)	$(7,891)	$(3,802)	$(9,347)	$(3,202)	$(3,806)	$(4,031)	$(5,404)	$(1,318)
Net income (loss) from continuing operations	$(9,148)	$(3,660)	$(9,006)	$(2,809)	$(3,249)	$(3,522)	$(5,139)	$(1,318)
Net Income (loss) from discontinued operations (net of taxes)	$1,257	$(142)	$(341)	$(393)	$(557)	$(509)	$(265)	$—
Basic net income (loss) per share	$(0.36)	$(0.17)	$(0.42)	$(0.14)	$(0.17)	$(0.18)	$(0.25)	$(0.07)
Basic net income (loss) per share from continuing operations	$(0.41)	$(0.17)	$(0.41)	$(0.13)	$(0.15)	$(0.16)	$(0.24)	$(0.07)
Basic net income (loss) per share from discontinued operations	$0.06	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.01)	$—
Diluted net income (loss) per share	$(0.36)	$(0.17)	$(0.42)	$(0.14)	$(0.17)	$(0.18)	$(0.25)	$(0.07)
Diluted net income (loss) per share from continuing operations	$(0.41)	$(0.17)	$(0.41)	$(0.13)	$(0.15)	$(0.16)	$(0.24)	$(0.07)
Diluted net income (loss) per share from discontinued operations	$0.06	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)	$(0.01)	$—

In the fourth quarter 2012, the Company reallocated certain sales and marketing expenses that were originally presented as part of income (loss) from discontinued operations (net of taxes) in the June 30, 2012, and September 30, 2012, Form 10-Q’s, to income (loss) from continued operations. As the Company did not deem these reallocations to be material, the second and third quarter 2012 Form 10-Q’s have not been restated. The Company did, however, adjust the quarterly information in this Form 10-K to reflect the correct expense allocations.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger by and among the Registrant, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent, dated July 8, 2011.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(4)	Amended and Restated Bylaws of the Registrant.

3.4(5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(7)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(8)#	1999 Equity Incentive Plan.

10.2(8)#	2000 Equity Incentive Plan.

10.3(3)#	2004 Equity Incentive Plan, as amended.

10.4(9)#	2005 Equity Incentive Plan.

10.5(10)#	2007 Equity Incentive Plan.

10.6(11)#	2008 Equity Incentive Plan, as amended.

10.7(12)#	2011 Omnibus Incentive Plan., as amended.

10.8(8)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.9(16)#	Board of Directors Compensation plan, as amended, dated December 20, 2005.

10.10(17)	Lease between the Registrant and the Irvine Company dated March 18, 2005.

10.11(14)	First Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.

10.12(14)	Second Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.

10.13(18)	License Agreement by and between the Registrant and Overture Services, Inc. dated October 17, 2005.

10.14(19)	Sales and Services Agreement by and between the Registrant and LaRoss Partners, LLC dated July 16, 2010.

10.15(15)	Microsoft adCenter Terms and Conditions

10.16(15)	Yahoo! Advertising Terms and Conditions

10.17(13)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.

10.19(20)#	Description of Board of Directors Compensation plan, as amended, dated December 10, 2010.

10.18(21)#	Fourth Amended and Restated Employment Agreement by and between the Registrant and Kenneth S. Cragun dated January 5, 2011.

10.19(22)	Asset Purchase Agreement by and between the Registrant and DigitalPost Interactive, Inc. dated February 11, 2011.

10.20(23)	Promissory note by and between the Registrant and DigitalPost Interactive, Inc. dated March 10, 2011.

10.21(24)	Termination of Asset Purchase Agreement dated February 11, 2011, by and between the Registrant and DigitalPost Interactive, Inc. dated March 23, 2011.

10.22(25)	Asset Purchase Agreement by and between the Registrant and DigitalPost Interactive, Inc. dated April 4, 2011.

10.23(25)+	Amendment No. 2 to Yahoo! Publisher Network Agreement by and between the Registrant and Yahoo! Inc. dated April 4, 2011.

10.24(25)+	Amendment No. 2 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated April 5, 2011.

10.25(26)	Stock Purchase Agreement by and among the Registrant, Krillion, Inc., the stockholders of Krillion, Inc. and Hummer Winbald Venture Partners V, L.P., as stockholders’ agent, dated April 29, 2011.

10.26(27)	Amendment Number 3 to Yahoo! Publisher Network Contract by and between the Registrant and Yahoo! Inc. dated May 6, 2011.

10.27(28)#	Separation and General Release Agreement by and between the Registrant and Stanley B. Crair dated May 11, 2011.

10.28(28)#	Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated May 12, 2011.

10.29(29)	Google Services Agreement by and between the Registrant and Google Inc. dated June 30, 2011.

10.30(30)	Amendment Number 4 to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc. dated July 29, 2011.

10.31(31)	Loan and Security Agreement by and among the Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc. dated August 3, 2011.

10.32(32)	Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated August 9, 2011.

10.33(33)#	Amendment to Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated November 29, 2011.

10.34(34)#	Third Amended and Restated Employment Agreement by and between the Registrant and Heath Clarke dated December 15, 2011.

10.35(34)#	Second Amended and Restated Employment Agreement by and between the Registrant and Michael Sawtell dated December 15, 2011.

10.36(34)#	Fifth Amended and Restated Employment Agreement by and between the Registrant and Kenneth Cragun dated December 15, 2011.

10.37(34)#	Second Amended and Restated Employment Agreement by and between the Registrant and Scott Reinke dated December 15, 2011.

10.38(34)#	Description of the Material Terms of the Registrant’s Bonus Program as of December 9, 2011.

10.39(35)+	Amendment Number One to Google Services Agreement by and between the Registrant and Google Inc. dated December 12, 2011.

10.40(36)#	Separation and General Release Agreement by and between the Registrant and Michael Plonski dated December 31, 2011.

10.41(37)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.42(38)#	Third Amended and Restated Employment Agreement by and between the Registrant and Peter Hutto dated January 20, 2012.

10.43(39)+	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.44(40)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.45(41)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.46(41)+	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.47(42)+	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.48(43)+	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.49(43)+	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.50(43)+	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.51(44)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

10.52(45)+	Amendment Number 7 dated August 1, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.53(46)	Third Amendment to Loan and Security Agreement dated August 17, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.54(47)	Amendment Number 8 dated September 29, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.55(48)	Asset Purchase Agreement by and among the Registrant, Rovion, LLC and Point Roll, Inc., dated October 19, 2012.

10.56(49)+	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.57(50)	Fourth Amendment to Loan and Security Agreement dated January 30, 2013, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.58(51)	Form of Repricing Letter.

10.59(52)	Fifth Amendment, dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.60(53)	Form of Exchange Agreement dated February 28, 2013, by and between the Registrant and the Investor named therein.

10.61(54)	Sixth Amendment to Loan and Security Agreement dated March 28, 2013, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

14(34)	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm.

23.2*	Consent of BDO USA, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.
(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.
(10)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.
(11)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.
(12)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.

(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.
(18)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2010.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2011.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2011.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 2011.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2011.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 8, 2011.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2011.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2011.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2011.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011.
(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.
(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011.
(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2011.
(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 2011.
(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2011.
(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2012.
(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.

(38)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.
(39)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(40)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(41)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(42)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(43)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(44)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(45)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012.
(46)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.
(47)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2012.
(48)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2012.
(49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2012.
(50)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(51)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(52)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(53)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2013
(54)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.