Form 10-Q
period 2013-03-31
LOCAL Corp
filed 2013-05-10
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013 there were 22,877,526 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$3,067	$3,696
Restricted cash	42	42
Accounts receivable, net of allowances of $64 and $250, respectively	10,716	10,618
Notes receivable - current portion	269	319
Prepaid expenses and other current assets	1,007	648

Total current assets	15,101	15,323

Property and equipment, net	6,462	6,769
Goodwill	21,850	21,850
Intangible assets, net	3,607	3,932
Long-term receivable, net of allowances of $1,710 and $1,710, respectively	1,579	1,585
Escrow receivable	390	390
Deposits	68	58

Total assets	$49,057	$49,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,684	$8,367
Accrued compensation	1,332	829
Deferred rent	642	452
Warrant liability	—	5
Other accrued liabilities	1,558	1,315
Revolving line of credit	9,042	10,000
Deferred revenue	243	203

Total current liabilities	22,501	21,171

Deferred income taxes	302	302

Total liabilities	22,803	21,473

Commitments, contingencies and subsequent events

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,844 and 22,172, respectively	—	—
Additional paid-in capital	123,209	122,036
Accumulated deficit	(96,955)	(93,602)

Stockholders’ equity	26,254	28,434

Total liabilities and stockholders’ equity	$49,057	$49,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$21,755	$25,032

Operating Expenses:
Cost of revenues	15,631	17,345
Sales and marketing	3,577	5,795
General and administrative	2,947	2,385
Research and development	1,719	1,182
Amortization of intangibles	325	924

Total operating expenses	24,199	27,631

Operating income (loss)	(2,444)	(2,599)

Interest and other income (expense), net	(842)	(97)
Change in fair value of warrant liability	5	(58)

Income (loss) from continuing operations before income taxes	(3,281)	(2,754)

Provision for income taxes	72	55

Net income (loss) from continuing operations	(3,353)	(2,809)

Income (loss) from discontinued operations (net of taxes)	—	(393)

Net income (loss)	$(3,353)	$(3,202)

Per share data:

Basic net income (loss) per share from continuing operations	$(0.15)	$(0.13)

Basic net income (loss) per share from discontinued operations	$—	$(0.02)

Basic net income (loss) per share	$(0.15)	$(0.14)

Diluted net income (loss) per share from continuing operations	$(0.15)	$(0.13)

Diluted net income (loss) per share from discontinued operations	$—	$(0.02)

Diluted net income (loss) per share	$(0.15)	$(0.14)

Basic weighted average shares outstanding	22,564	22,083
Diluted weighted average shares outstanding	22,564	22,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,353)	$(3,202)

Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,267	1,925
Stock-based compensation expense	543	771
Loss on exchange of warrants	723	—
Change in fair value of warrant liability	(5)	58
Changes in operating assets and liabilities:
Accounts receivable	(98)	(864)
Long term receivable	6	(50)
Note receivable	50	62
Prepaid expenses and other	(359)	(10)
Other non-current assets	(10)	—
Accounts payable and accrued liabilities	2,253	(1,226)
Deferred revenue	40	(59)

Net cash (used in) provided by operating activities	1,057	(2,595)

Cash flows from investing activities:
Capital expenditures	(635)	(972)
Increase in restricted cash	—	(42)

Net cash used in investing activities	(635)	(1,014)

Cash flows from financing activities:
Proceeds from the exercise of options	1	2
Payment of revolving credit facility	(958)	—
Payment of financing related costs	(94)	—

Net cash (used in) provided by financing activities	(1,051)	2

Net (decrease) increase in cash	(629)	(3,607)
Cash, beginning of the period	3,696	10,394

Cash, end of the period	$3,067	$6,787

Supplemental cash flow information:
Interest paid	$118	$142

Income taxes paid	$—	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

Local Corporation (the “Company”) is a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of third-party U.S. regional media websites (collectively, “Network”). The Company also offers a variety of digital media services to small and medium sized businesses (“SMBs”) to enable these SMBs to reach consumers both on our Consumer Properties, as well as on the major search engines (collectively, “Business Solutions”). The Company also enables third parties to distribute their advertiser listings on our Consumer Properties, from which we generate ad revenue. The Company generates revenue principally from display advertising and performance ad units such as pay-per-click, pay-per-call, daily deals, lead generation and subscription ad units.

We use patented and proprietary technologies and systems to provide users of our O&O websites and our Network with relevant search results for local businesses, products and services, incorporating daily deals, event information, ratings and reviews, driving directions and more into our search results. By distributing this information across our Consumer Properties, we are able to reach users that our direct advertisers and advertising partners desire to reach.

In January 2013, the Company shifted its Business Solutions strategy to focus exclusively on channel sales opportunities. The Company continues to develop theses channel sales relationships through which it intends to be able to offer its Launch by Local products. Also included in its Business Solutions business unit are activities related to the Company’s Spreebird daily deals business. Spreebird earns revenue through serving hundreds of thousands of subscribers with deals from thousands of local merchants in markets located principally in Southern California. Spreebird also has a School Rewards Program which allows consumers to donate ten percent of Spreebird’s net proceeds from each deal to a school or non-profit organization chosen by the consumer. The Company recognizes revenue from its daily deals business net of the merchant’s portion of gross billings.

Principles of consolidation and basis of presentation

The Company’s condensed consolidated financial statements include the accounts of Local Corporation and its wholly-owned subsidiaries: Krillion, Inc. and Screamin Media Group, Inc (“SMG”). All intercompany balances and transactions were eliminated. The Company has evaluated all subsequent events through the date the condensed consolidated financial statements were issued.

The unaudited interim condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our Form 10-K filed with the Securities and Exchange Commission on April 2, 2013.

Future Operations, Liquidity and Capital Resources

The Company has experienced substantial net losses from operations for the years ended December 31, 2012 and 2011, totaling $24.2 million and $14.6 million, respectively. Further, the Company had negative cash flow from operations for the years ended December 31, 2012 and 2011, of $8.9 million and $748,000, respectively. As of March 31, 2013, the Company had a working capital deficit of $7.4 million, which included $9.0 million relating to the line of credit with Square One Bank. The Company’s future is highly dependent on its ability to monetize its search traffic at a profit and its ultimate return to profitability.

The Company believes that it has addressed some of the concerns related to liquidity by reducing its headcount from 212 employees as of December 31, 2011, to 92 employees as of March 31, 2013. This strategy shift, coupled with improved performance of our O&O and Network businesses resulted in positive cash flow from operating activities for the three months ended March 31, 2013. During the first quarter of fiscal 2013, the Company entered into an amendment with Square

One Bank to extend the maturity date of the line of credit to February, 2015. In connection with such amendment, $3.0 million of our revolving line of credit converted to a term loan requiring repayment over 24 equal monthly installments, plus accrued interest, beginning on April 28, 2013. In addition, subsequent to quarter-end, the Company raised $5.0 million additional capital pursuant to a Convertible Note and Warrant Purchase Agreement.

We believe the actions taken to date, including the raising of additional capital resolved the liquidity issues that we have recently confronted, provided we do not continue to experience declines in the revenue per click we receive from our primary search monetization partner or additional policy changes by our primary traffic acquisition partner that negatively impacts our ability to profitably acquire traffic.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to the Rovion business, the Company has reclassified and presented all related historical financial information as “discontinued operations” in the consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss).

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable (including long-term receivable) and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, long and short term notes receivable, revolving line of credit, accounts payable and our warrant liability. The carrying amount of the revolving line of credit approximates its fair value because the interest rate on these instruments fluctuates with market interest rates. The long term note receivable has a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how the Company expects the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. In 2012, the Company accelerated the amortization of certain small business subscriber relationships as the expected useful lives of such small business subscriber relationship was truncated due to changes in the Company’s ability to bill such small business subscribers.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of its SMB products to its customers or those of its channel partners. The Company enters into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. The Company’s indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue will be recognized net of direct costs.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). The Company advertises on large search engine websites such as Google, Inc. (“Google), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three months ended March 31, 2013 and 2012, approximately 54% and 63% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2013, advertising costs to drive consumers to our Local.com website were $10.3 million of which $7.4 million and $2.0 million were attributable to Google and Yahoo, respectively. During the three months ended March 31, 2012, advertising costs to drive consumers to our Local.com website were $14.5 million of which $10.0 million and $4.1 million were attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

2.	Notes receivable

During 2010, the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of March 31 2013, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

3.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$6,053	$(4,470)	$1,583	4	$6,053	$(4,222)	$1,831	4
Non-compete agreements	138	(103)	35	2	138	(93)	45	2
Vendor-related	300	(175)	125	3	300	(150)	150	3
Customer-related	14,194	(14,049)	145	4	14,194	(14,021)	173	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(596)	104	4	700	(583)	117	4
License agreements	600	(586)	14	4	600	(585)	15	4

	$24,017	$(20,410)	$3,607		$24,017	$(20,085)	$3,932

4.	Goodwill and Other Intangible Assets

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

During the first quarter 2013, the Company did not identify any impairment triggers that would require us to perform an impairment analysis of goodwill or intangible assets.

5.	Website development costs and computer software developed for internal use

U.S. GAAP require that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2013, the Company capitalized $556,000 related to web site development. Amortization of capitalized web site costs was $644,000 for the three months ended March 31, 2013. Capitalized web site costs are included in property and equipment, net on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2012, the Company capitalized $690,000, related to web site development. Amortization of capitalized web site costs was $519,000, for the three months ended March 31, 2012.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss) per share from continuing operations	$(3,353)	$(2,809)

Net income (loss) per share from discontinued operations	$—	$(393)

Net income (loss)	$(3,353)	$(3,202)

Denominator:
Denominator for historical basic calculation weighted average shares	22,564	22,083
Dilutive common stock equivalents *:
Options	—	—
Warrants	—	—

Denominator for historical diluted calculation weighted average shares	22,564	22,083

Net loss per share:

Basic net income (loss) per share from continuing operations	$(0.15)	$(0.13)

Basic net income (loss) per share from discontinued operations	$—	$(0.02)

Basic net income (loss) per share	$(0.15)	$(0.14)

Diluted net income (loss) per share from continuing operations	$(0.15)	$(0.13)

Diluted net income (loss) per share from discontinued operations	$—	$(0.02)

Diluted net income (loss) per share	$(0.15)	$(0.14)

*	For the three months ended March 31, 2013, potentially dilutive securities, which consist of options to purchase 3,693,400 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 20,000 shares of common stock at a price of $2.87 per share were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.
*	For the three months ended March 31, 2012, potentially dilutive securities, which consist of options to purchase 4,775,493 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 per share were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

7.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Furniture and fixtures	$981	$981
Office equipment	506	503
Computer equipment	3,452	3,428
Computer software	12,266	11,658
Leasehold improvements	905	905

	18,110	17,475
Less accumulated depreciation and amortization	(11,648)	(10,706)

Property and equipment, net	$6,462	$6,769

Depreciation expense for the three months ended March 31, 2013 and 2012 was $942,000 and $885,000, respectively.

8.	Interest and other income, net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012

Interest income	$4	$9
Interest expense	(123)	(106)
Loss on exchange of warrants	(723)	—

Interest and other income (expense), net	$(842)	$(97)

See Note 12 regarding the loss on exchange of warrants.

9.	Credit facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement with Square One Bank, as amended. The Loan Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). The Loan Agreement maturity date is February 3, 2015. Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Prior to March 28, 2013, the Company was allowed and borrowed $3.0 million from the Facility (the “Non-Formula Advance”). On March 28, 2013, the date of the sixth amendment, Square One Bank terminated the non-Formula Advances and has required the Company to repay the outstanding Non-Formula Advance amount of $3.0 million, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, the date of the Seventh Amendment, Square One Bank added as security under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square One Bank with respect to such intellectual property. All amounts borrowed under the Facility are secured by a general security interest on our assets.

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). The Loan Agreement provides for a five day cure period for any liquidity ratio violations before any such violation would deemed an event of default under the Loan Agreement. As of March 31, 2013, the Company was in compliance with its minimum liquidity ratio as required by its financial covenants. The Loan Agreement also includes a covenant requiring us to obtain approval from Square One Bank in the event we have a going concern paragraph included in the independent registered public accounting firm’s opinion. As the Company is required to supply Square One Bank with its audited consolidated financial statements within 150 days after December 31, 2012, the Company will request a waiver of this condition from Square One Bank prior to the 150 day reporting requirement.

At March 31, 2013, the Company had $9.0 million outstanding on the Facility and was in compliance with the Facility’s covenants.

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

The following is a summary of operating results from continuing operations and assets by business segment (in thousands):

	Three Months Ended March 31, 2013
	Daily Deals	Paid Search	Totals
Segment revenue	$291	$21,464	$21,755

Depreciation and amortization	$38	$1,229	$1,267

Operating loss	$(127)	$(2,317)	$(2,444)

Interest and other income (expense), net			(842)
Change in fair value of warrant liability			5
Provision for income taxes			(72)

Net loss from continuing operations			$(3,353)

Segment assets as of March 31, 2013	$3,409	$45,648	$49,057

Goodwill as of March 31, 2013	$2,569	$19,281	$21,850

	Three Months Ended March 31, 2012
	Daily Deals	Paid Search	Totals
Segment revenue	$684	$24,348	$25,032

Depreciation and amortization	$41	$1,743	$1,784

Operating loss	$(1,108)	$(1,491)	$(2,599)

Interest and other income (expense), net			(97)
Change in fair value of warrant liability			(58)
Provision for income taxes			(55)

Net loss from continuing operations			$(2,809)

Segment assets as of December 31, 2012	$3,614	$46,293	$49,907

Goodwill as of December 31, 2012	$2,569	$19,281	$21,850

The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue by geographic region:
United States	$21,755	$25,032

Revenue by product:
Pay-Per-Click (PPC)	17,535	19,042
Subscription Advertising Products	348	715
Domain Sales and Services	83	1,597
Display and Banner Advertising Services	3,463	2,994
Spreebird Daily Deals	291	684
Other	35	—

Total revenue	$21,755	$25,032

11.	Stock-based compensation

Stock option activity under the equity incentive plans during the three months ended March 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	4,048,461	$4.07
Granted	96,500	1.84
Exercised	—	—
Cancelled	(451,561)	3.36

Outstanding at March 31, 2013	3,693,400	$4.10	$33

Exercisable at March 31, 2013	2,649,952	$4.60	$31

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2013 was $1.09.

The aggregate intrinsic value of all options exercised during the three months ended March 31, 2013 was $0.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2013:

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 0.00 - $ 2.00	293,078	5.2 years	$1.60	219,578	$1.56
$ 2.01 - $ 3.00	1,104,782	5.8 years	2.36	372,468	2.36
$ 3.01 - $ 4.00	698,083	5.6 years	3.57	585,743	3.57
$ 4.01 - $ 5.00	742,080	4.4 years	4.66	698,586	4.65
$ 5.01 - $ 6.00	171,362	4.9 years	5.59	157,361	5.62
$ 6.01 - $ 7.00	460,006	6.3 years	6.17	394,083	6.19
$ 7.01 - $ 8.00	80,833	2.5 years	7.18	79,582	7.18
$ 8.01 - $ 9.00	62,500	2.8 years	8.90	61,875	8.90
$ 9.01 - $10.00	15,000	2.2 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	1.8 years	15.76	65,676	15.76

	3,693,400	5.3 years	$4.10	2,649,952	$4.60

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
2013
Risk-free interest rate	0.61%
Expected lives (in years)	4.5 years
Expected dividend yield	None
Expected volatility	77.35%

Restricted stock unit activity under the 2011 Omnibus Plan for the three months ended March 31, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	349,214	$2.26
Granted	300,419	2.10
Vested	(280,420)	2.24
Cancelled	(60,616)	2.12

Unvested at March 31, 2013	308,597	$2.14

Performance stock unit activity under the 2011 Omnibus Plan for the three months ended March 31, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	210,585	$2.28
Granted	217,209	2.10
Vested	—	—
Cancelled	(237,089)	2.26

Unvested at March 31, 2013	190,705	$2.10

Total stock-based compensation expense recognized for the three months ended March 31, 2013 and 2012, was as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2013	2012

Cost of revenues	$28	$20
Sales and marketing	143	318
General and administrative	290	336
Research and development	82	53

Total stock-based compensation expense	$543	$727

Basic and diluted net stock-based compensation expense per share	$0.02	$0.03

12.	Warrants

On February 7, 2013, the Company repriced warrants to purchase 615,080 shares of the Company’s common stock with an exercise price of $8.09 per share to an exercise price of $2.10 per share. The warrants were issued in connection with a private placement transaction consummated on August 1, 2007, including warrants to purchase 537,373 shares of the Company’s common stock issued on August 1, 2007 (the “Series B Warrants”) and warrants to purchase 77,707 shares of the Company’s common stock issued on January 20, 2011, as a result of the anti-dilution provisions contained in each of the Series B Warrants (the “New Series B Warrants” and together with the Series B Warrants, the “Warrants”). The Warrants were re-priced by the Company’s Board of Directors pursuant to Section 2(c) of the Warrant.

On February 28, 2013, the Company entered into separate Exchange Agreements with each of the holders (collectively the “Investors”) of all outstanding Series B warrants to purchase shares of the Company’s common stock (“Warrants”).

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the exchange, the Company recorded a loss on warrant exchange of $723,000 for the three months ended March 31, 2013. The loss on warrant exchange has been included in interest income and other income (expense), net in the accompanying condensed consolidated statements of operations.

Warrant activity for the three months ended March 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,238,660	$7.48
Issued	—	—
Exercised	—	—
Expired	(603,580)	2.10
Exchanged	(615,080)	7.02

Outstanding at March 31, 2013	20,000	$2.87

Exercisable at March 31, 2013	20,000	$2.87

The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.87	20,000	1.6 years	$2.87	20,000	$2.87

13.	Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Rovion business, the results of operations relating to this business have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented.

Revenue and pretax income (loss) related to discontinued operations are as follows: (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenue	$—	$170

Pretax income (loss)	$—	$(387)
Provision (benefit) for income taxes	—	6

Income (loss) from discontinued operations (net of taxes)	$—	$(393)

All revenue from discontinued operations is part of the Company’s paid search segment.

14.	Subsequent Events

On April 10, 2013, the Company entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”) with two investors. Pursuant to this agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“Notes”) and warrants to purchase shares of the Company’s common stock. Interest will be payable quarterly in cash or registered shares of the Company’s common stock at the Company’s option. Stock payments will be at a 7% discount to the lower of the closing price on the trading day immediately preceding or the average of the daily Volume Weighted Average Price (“VWAP”) for the 20 trading days preceding the payment date. The Notes are secured by the Company’s assets and are due on April 10, 2015. Each Note holder has the right, at any time, to convert their Note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $2.01 of principal amount of their note. The Company shall have the option to force conversion of all or part of the Notes provided the Company’s common stock price exceeds 200% of the conversion price for 90 consecutive trading days. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The Notes are subordinate to the Square One Bank line of credit.

In connection with the issuance of the Notes, the Company paid $356,000 in cash for placement agent fees of which $127,500 was paid to a director of the Company. These fees are recorded in prepaid expenses and will be amortized into interest expense over the life of the Notes. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the Notes. Fees related to the issuance of the Notes are recorded in prepaid expenses at March 31, 2013 and will be amortized into interest expense over the life of the Notes.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2012, and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2013.

Overview

We are a local media advertising company that connects brick-and-mortar businesses with over a million online and mobile consumers each day using a variety of digital marketing products.

Our Consumer Properties business unit consists of our O&O and Network division and reaches over 30 million monthly unique visitors. O&O consists primarily of our flagship property, Local.com. Network operates a leading private label local syndication network of over 1,200 U.S. regional media websites and our own organic feed of local businesses along with third-party advertising feeds. Our Business Solutions business unit develops and supports products for use directly by small businesses. In January of 2013, we began offering these small business solutions exclusively through channel sales relationships we are developing. Our Business Solutions business unit also includes our Spreebird daily deals products. We use patented and proprietary technologies and systems to provide consumers with relevant search results for local businesses, products and services. By providing our users and those of our network partners with robust, current, local information about businesses and other offerings in their local area, we have attracted an audience of users that our direct advertisers and advertising partners desire to reach.

We launched Local.com in August of 2005 and our local syndication network in July 2007. In the third quarter of 2010, we also acquired Octane360 which provided the technology platform for our SMB product suite. During the second quarter of 2011, we acquired Krillion which includes a robust local product search platform that enables consumers to search for products and product availability at local retailers. In the third quarter of 2011, we acquired SMG, a daily deals business, as part of our efforts to expand our own daily deals business, Spreebird (located at www.spreebird.com), which we had launched in May 2011. We have been regularly developing and deploying new features and functionality to each of these channels designed to enhance the experience of our users and increase the value of our audience to our advertisers. With a strategic focus on three key drivers for our business – traffic, technology and advertisers – our goal is to improve our bottom-line results by increasing our margin on our largest business, O&O, and growing our most profitable business, the Network.

Recent Developments

On January 30, 2013, we entered into the Fourth Amendment to the Square One Bank Loan and Security Agreement (“Loan Agreement”) which temporarily revised the terms under which we were allowed to draw the maximum amount on the Non-Formula Revolving Line.

On February 13, 2013, we entered into the Fifth Amendment to the Loan Agreement which extended the maturity date of the Loan Agreement through February 3, 2015.

On March 28, 2013, we entered into the Sixth Amendment to the Loan Agreement which waives any and all violations of the Liquidity Ratio covenants prior to the date of the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires equal monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013.

On April 10, 2013, we entered into the Seventh Amendment to the Loan Agreement. The seventh amendment added as security for Square One Bank for our obligations under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square One Bank with respect to such intellectual property.

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”) with two investors. Pursuant to this Agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“Notes”) and warrants to purchase 746,268 shares of our common stock (the “Warrants”). The obligation under the Notes and Warrants are secured by all of our assets. The Notes mature on April 10, 2015. The Warrants expire on April 10, 2018. The Notes are convertible into our common stock and the Warrants are exercisable at $2.01 a share. In connection with the issuance of the Notes, we paid $356,000 in cash for placement agent fees of which $127,500 was paid to one of our directors. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the Notes. Fees related to the Notes are recorded in prepaid expenses at March 31, 2013 and will be amortized into interest expense over the life of the Notes.

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

Sources of Revenue

We generate revenue primarily on our Consumer Properties from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	small business advertising services;

•	domain sales and services; and

•	daily deal offerings

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings ended in December 2012). We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three months ended March 31, 2013 and 2012, approximately 54% and 63% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2013, advertising costs to drive consumers to our Local.com website were $10.3 million, of which $7.4 million and $2.0 million were attributable to Google and Yahoo, respectively. During the three months ended March 31, 2012, advertising costs to drive consumers to our Local.com website were $14.5 million, of which $10.0 million and $4.1 million were attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of our SMB products to our customers or those of our channel partners. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the execution of our contractual obligations. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on our Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Management has analyzed our revenue recognition and determined that our web hosting revenue is recognized net of direct costs.

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

Allowance for Doubtful Accounts

Our management estimates the losses that may result from that portion of our accounts receivable, including long-term receivable, that may not be collectible as a result of the inability of our customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If we believe that our customers’ financial condition has deteriorated such that it impairs their ability to make payments to us, additional allowances may be required. We review past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due and for which collectability is not reasonably assured.

As of March 31, 2013, and December 31, 2012, two customers, Yahoo and Google represented 60% and 61% of our total accounts receivable, respectively. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

During the first quarter 2013, we did not identify any impairment triggers that would require us to perform an impairment analysis of goodwill or intangible assets.

Stock Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2013 and 2012, is as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2013	2012

Cost of revenues	$28	$20
Sales and marketing	143	318
General and administrative	290	336
Research and development	82	53

Total stock-based compensation expense	$543	$727

Basic and diluted net stock-based compensation expense per share	$0.02	$0.03

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	71.9	69.3
Sales and marketing	16.4	23.2
General and administrative	13.5	9.5
Research and development	7.9	4.7
Amortization of intangibles	1.5	3.7

Total operating expenses	111.2	110.4

Operating income (loss)	(11.2)	(10.4)

Interest and other income (expense), net	(3.9)	(0.4)
Change in fair value of warrant liability	0.0	(0.2)

Income (loss) from continuing operations before income taxes	(15.1)	(11.0)

Provision for income taxes	0.3	0.2

Net income (loss) from continuing operations	(15.4)	(11.2)

Income (loss) from discontinued operations (net of taxes)	—	(1.6)

Net income (loss)	(15.4)%	(12.8)%

Three months ended March 31, 2013 and 2012

Revenue (dollars in thousands):

	Three Months Ended March 31,				Percent
	2013	(*)	2012	(*)	change
Owned and operated	$12,987	59.7%	$17,973	71.8%	(27.7)%
Network	8,283	38.1%	4,214	16.8%	96.6%
Business Solutions	485	2.2%	2,845	11.4%	(83.0)%

Total revenue	$21,755	100.0%	$25,032	100.0%	(13.1)%

(*) – Percent of total revenue

Owned and operated revenue for the three months ended March 31, 2013, decreased 27.7% compared to the same period in 2012. The decrease in revenue for the three months ended March 31, 2013, compared to the same period in 2012 is due to a decrease in monetization as our revenue per thousand visitors (“RKV”) decreased from $285 for the three months ended March 31, 2012, to $214 for the three months ended March 31, 2013, coupled with a slight decrease in traffic. The decrease in RKV is largely due to periodical changes to traffic provider policies and guidelines. These changes impacted both our advertising campaigns to purchase traffic and the monetization of our search results pages. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. These changes had a negative impact on our first quarter of fiscal 2013 Owned and Operated revenue and results of operations. We also expect changes from this advertising partner in June 2013 related to bidding for mobile and desktop advertising campaigns, which may have a negative impact on our traffic and monetization of such traffic. We continue to work closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages.

Network revenue for the three months ended March 31, 2013, increased 96.6%, compared to the same period in 2012. The increase is primarily due to an increase in the number of network partner websites, an increase in organic traffic to existing partner websites and improved monetization of those sites. A portion of the Network revenue is based on other websites for which we provide our organic and third-party ad feeds. We have experienced volatility in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search.

Business Solutions revenue for the three months ended March 31, 2013, decreased 83.0% compared to the same period in 2012. The decrease in revenue is due to a decrease in revenue from our LEC-billed subscriber bases, a decrease in revenue from our Launch by Local product suite and lower revenue from our Spreebird business. The decrease in revenue from our LEC-billed subscriber bases is due to a decision by certain LEC’s to no longer provide billing services for our products and services during 2012. In January 2013, we made a decision to eliminate our direct sales efforts of our Launch by Local product suit to small and medium size businesses. We will still be providing our SMB solution through our channel partners.

The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended March 31,				Percent
	2013	(*)	2012	(*)	change
Revenue from internal and outsourced sales	$194	40.0%	$1,081	38.0%	(82.1)%
Revenue from acquired subscriber bases	—	0.0%	1,080	38.0%	(100.0)%
Spreebird daily deals revenue	291	60.0%	684	24.0%	(57.5)%

Total business solutions revenue	$485	100.0%	$2,845	100.0%	(83.0)%

Based on the above, total revenue for the three months ended March 31, 2013, decreased 13.1%, compared to the same period in 2012.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended March 31,
Customer	2013	2012
Google Inc	34.7%	44.9%
Yahoo! Inc.	33.3%	27.2%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Cost of revenues	$15,631	71.9%	$17,345	69.3%	(9.9)%
Sales and marketing	3,577	16.4%	5,795	23.2%	(38.3)%
General and administrative	2,947	13.5%	2,385	9.4%	23.6%
Research and development	1,719	7.9%	1,182	4.7%	45.4%
Amortization of intangibles	325	1.5%	924	3.7%	(64.8)%

Total operating expenses	$24,199	111.2%	$27,631	110.4%	(12.4)%

Cost of revenues

Cost of revenues for the three months ended March 31, 2013, decreased by 9.9%, compared to the same period in 2012. The decrease during the three months ended March 31, 2013, compared to the same period in 2012 is due to a decrease in traffic acquisition costs associated with driving consumers to our Local.com website. Cost incurred related to the Daily Deals segment was immaterial for the three months ended March 31, 2013 and 2012.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2013, decreased 38.3% compared to the same period in 2012. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. The reduction in personnel related cost was partially offset by severance cost and an accrual of $256,000 for a vacant leased property incurred during the first quarter of fiscal 2013. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses. We will still be providing our SMB solution through our channel partners. Included in sales and marketing expense for the three months ended March 31, 2013 and 2012, are expenses of $398,000 and $1.7 million, respectively, relating to the Daily Deals segment. The reduction in sales and marketing expense for the Daily Deals segment is mainly due to a reduction in personnel related costs.

General and administrative

General and administrative expenses for the three months ended March 31, 2013, increased 23.6% compared to the same period in 2012. The increase was mainly due to an increase in consulting and legal expense related to our efforts to secure financing. Costs incurred related to the Daily Deals segment was immaterial for the three months ended March 31, 2013 and 2012.

Research and development

Research and development expenses for the three months ended March 31, 2013, increased by 45.4%, compared to the same period in 2012. The increase is due to lower capitalization of personnel related cost as well as an increase in personnel related cost in the first quarter of 2013. We capitalized an additional $556,000 of research and development expenses for website development and amortized $644,000 of capitalized website development costs during the three months ended March 31, 2013. We capitalized an additional $690,000 of research and development expenses for website development and amortized $519,000 during the three months ended March 31, 2012. Cost incurred related to the Daily Deals segment was immaterial for the three months ended March 31, 2013 and 2012.

Amortization of intangibles

Amortization of intangibles expense was $325,000 for the three months ended March 31, 2013, compared to $924,000 for the same period in 2012. The decrease in amortization expense was primarily due to the accelerated amortization of subscriber related intangible assets in 2012 with all subscriber related intangible assets fully amortized as of the end of fiscal 2012.

Interest and other income (expense), net

Interest and other income (expense), net was ($842,000) for the three months ended March 31, 2013, compared to ($97,000) for the same period in 2012. The increase in interest expense is due to an average balance of approximately $9.5 million outstanding on the Square One Bank line of credit at the end of the first quarter 2013 while we had $8.0 million outstanding at the end of the first quarter 2012. Also included in interest and other income (expense) is $723,000 related to the loss on exchange of warrants.

Provision for income taxes

Provision for income taxes was $72,000 and $55,000 for the three months ended March 31, 2013 and 2012, respectively. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	March 31, 2013	December 31, 2012
Cash	$3,067	$3,696

Working capital (deficit)	$(7,400)	$(5,843)

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$1,057	$(2,595)
Net cash used in investing activities	(635)	(1,014)
Net cash (used in) provided by financing activities	(1,051)	2

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $3.1 million as of March 31, 2013, and $3.7 million as of December 31, 2012. We had a working capital deficit of $7.4 million as of March 31, 2013, and $5.8 as of December 31, 2012. As of March 31, 2013, we had a total of $9.0 million outstanding on the revolving credit facility with Square One Bank, with additional availability dependent on fluctuations in the borrowing base. The decrease in working capital is largely due to an increase in accounts payable and accrued expenses due to the timing of payments to vendors. Cash also decreased by $629,000 for the first quarter fiscal 2013. Accounts receivable increased slightly due to timing of cash receipts.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2013. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability and loss on exchange of warrants) used was approximately $825,000, and changes in operating assets and liabilities provided cash of $1.8 million for the three months ended March 31, 2013. Net cash used in operating activities was $2.6 million for the three months ended March 31, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, and change in fair value of warrant liability) used was approximately $448,000, and changes in operating assets and liabilities used cash of $2.1 million for the three months ended March 31, 2012.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2013, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Net income (loss)	$(3,353)	$(3,202)	$(151)
Non-cash (1)	2,528	2,754	(226)

Subtotal	(825)	(448)	(377)
AR, AP and Other	1,882	(2,147)	4,029

Net cash (used in) provided by operations	$1,057	$(2,595)	$3,652

(1)	Includes depreciation, amortization, change in fair value of warrant liability, loss on exchange of warrants, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $635,000 for the three months ended March 31, 2013, of which all related to capital expenditures, primarily for website development costs. Net cash used in financing activities was $1.1 million for the three months ended March 31, 2013, and primarily consisted of $1.0 million repayment of a portion of the outstanding balance on the Square One Bank line of credit. Net cash used in investing activities was $1.0 million for the three months ended March 31, 2012, and consisted of $1.0 million for capital expenditures, primarily related to website development costs. There was no material financing activities for the three months ended March 31 2012.

During the second half of 2012, we were able to reduce our operating losses (excluding impairment charges) through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our Consumer Properties. We also initiated aggressive cost savings efforts in the second half of fiscal 2012 through the first quarter of fiscal 2013. These efforts resulted in the sale of the Rovion business and our decision to cease the direct sales effort of the SMB product suite. These actions resulted in estimated annual cost savings of approximately $5.0 million and a reduction in our headcount from 146 as of December 31, 2012, to 94 as of March 31, 2013.

During October 2012, our largest traffic partner made changes to their policies and guidelines. These changes had a negative impact on our revenues and results of operations for the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. We are continuing to evaluate the effects of these changes to our business and are working on making the necessary adjustments to compensate for the loss of revenue and liquidity.

On January 30, 2013, the Loan Agreement with Square One Bank was amended to temporarily revise the terms under which we were allowed to draw the maximum amount on the Non-Formula Revolving Line.

On February 13, 2013, we executed the Fifth Amendment to the Loan Agreement with Square One Bank, extending the maturity date through February 3, 2015. On March 28, 2013, we executed the Sixth Amendment to the Loan Agreement with Square One Bank. The Sixth Amendment waives any and all violations of the Liquidity Ratio covenants prior to the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, we entered into the Seventh Amendment to the Loan Agreement. The Seventh Amendment provided for us to add as security for our obligations under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square One Bank with respect to such intellectual property.

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement. Pursuant to this Agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes and warrants to purchase shares of our common stock. In connection with the issuance of the Notes, we received a cash payment of $4.6 million net of $356,000 in placement agent fees. The Notes are subordinate to the Square One Bank line of credit facilities.

Management believes that based upon projected operating needs, cash from operations, availability on our revolving credit facility and issuance of Notes will be sufficient to fund our operations for at least the next 12 months. However, we continue to evaluate our operating plan and manage our costs in line with estimated revenues, including contingencies for further cost reductions if projected revenue and improvements in operating results are not fully realized. Furthermore, if the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to us in the future or that the required capital would be available on terms acceptable to us, if at all, or that any such activity would not be dilutive to our stockholders.

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

There have been no material changes in our disclosures regarding market risk since December 31, 2012. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012, for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.

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

GEOTAG Litigation

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. GEOTAG, Inc. purports to be the rightful assignee of all right, title and interest in and to the ‘474 Patent. The complaint seeks unspecified amounts of damages and costs incurred, including attorney fees, as well as a permanent injunction preventing us from continuing those activities that are alleged to infringe the ‘474 Patent. We continue to evaluate the merits of the claims and to vigorously defend ourselves. If it is determined that we have infringed the ‘474 Patent, we could be subject to damages and a permanent injunction that could have a material adverse effect on us and our operations. In addition, although we believe that there is only a remote possibility that it will be determined that we have infringed on the ‘474 Patent, this litigation could have a material adverse effect on our financial condition and results of operations because of defense costs, diversion of management’s attention and resources and other factors. There can be no assurances that our assessment of the ultimate outcome of this litigation will be correct.

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

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 2, 2013. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1# (7)	Description of material Terms of the Registrant’s Bonus Program as of January 16, 2013.

10.2# (7)	Description of material Terms of the Registrant’s Retention Program as of January 16, 2013.

10.3 (8)	Fourth Amendment dated January 30, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4 (9)	Form of Repricing Letter.

10.5 (10)	Fifth Amendment dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.6 (11)	Form of Exchange Agreement dated February 28, 2012, by and between the Registrant and the Investor named therein.

10.7† (12)	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.8 (13)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.9# (14)	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.10 (15)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.11 (15)	Form of 7% Convertible Note.

10.12 (15)	Form of Common Stock Purchase Warrant.

10.13 (15)	Form of Investor Rights Agreement.

10.14 (15)	Form of Subsidiary Guarantee.

10.15 (15)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square One Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

May 10, 2013	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

May 10, 2013	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1# (7)	Description of material Terms of the Registrant’s Bonus Program as of January 16, 2013.

10.2# (7)	Description of material Terms of the Registrant’s Retention Program as of January 16, 2013.

10.3 (8)	Fourth Amendment dated January 30, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4 (9)	Form of Repricing Letter.

10.5 (10)	Fifth Amendment dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.6 (11)	Form of Exchange Agreement dated February 28, 2012, by and between the Registrant and the Investor named therein.

10.7† (12)	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.8 (13)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.9# (14)	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.10 (15)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.11 (15)	Form of 7% Convertible Note.

10.12 (15)	Form of Common Stock Purchase Warrant.

10.13 (15)	Form of Investor Rights Agreement.

10.14 (15)	Form of Subsidiary Guarantee.

10.15 (15)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square One Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.