Form 10-Q
period 2013-06-30
LOCAL Corp
filed 2013-08-09
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 22,878,389 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$4,806	$3,696
Restricted cash	—	42
Accounts receivable, net of allowances of $307 and $250, respectively	13,430	10,618
Notes receivable - current portion	218	319
Prepaid expenses and other current assets	1,386	648
Assets held for sale	210	3,452

Total current assets	20,050	18,775

Property and equipment, net	5,948	6,467
Goodwill	19,281	19,281
Intangible assets, net	2,889	3,351
Long-term receivable, net of allowances of $1,710 and $1,710, respectively	1,722	1,585
Escrow receivable	390	390
Deposits	72	58

Total assets	$50,352	$49,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,756	$8,367
Accrued compensation	1,437	829
Deferred rent	424	452
Warrant liability	573	5
Conversion option liability	971	—
Other accrued liabilities	1,816	1,315
Revolving line of credit	6,042	10,000
Current portion of term loan	1,500	—
Deferred revenue	194	203

Total current liabilities	22,713	21,171

Long-term portion of term loan	1,125	—
Senior secured convertible notes, net of debt discount of $1,996	3,004	—
Deferred income taxes	302	302

Total liabilities	27,144	21,473

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 22,877 and 22,172, respectively	—	—
Additional paid-in capital	123,749	122,036
Accumulated deficit	(100,541)	(93,602)

Stockholders’ equity	23,208	28,434

Total liabilities and stockholders’ equity	$50,352	$49,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$22,656	$26,685	$44,120	$51,034

Operating Expenses:
Cost of revenues	16,452	19,944	32,046	37,225
Sales and marketing	2,009	4,222	5,189	8,290
General and administrative	2,845	2,799	5,791	5,185
Research and development	1,500	1,244	3,236	2,425
Amortization of intangibles	231	676	462	1,457

Total operating expenses	23,037	28,885	46,724	54,582

Operating loss	(381)	(2,200)	(2,604)	(3,548)

Interest and other income (expense), net	(420)	(97)	(1,262)	(194)
Change in fair value of conversion option and warrant liability	638	166	642	108

Loss from continuing operations before income taxes	(163)	(2,131)	(3,224)	(3,634)

Provision for income taxes	159	44	230	99

Net loss from continuing operations	(322)	(2,175)	(3,454)	(3,733)

Loss from discontinued operations (net of taxes)	(3,264)	(7,172)	(3,485)	(8,816)

Net loss	$(3,586)	$(9,347)	$(6,939)	$(12,549)

Per share data:

Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.10)	$(0.15)	$(0.17)

Basic and diluted net loss per share from discontinued operations	$(0.14)	$(0.32)	$(0.15)	$(0.40)

Basic and diluted net loss per share	$(0.16)	$(0.42)	$(0.31)	$(0.57)

Basic and diluted weighted average shares outstanding	22,877	22,086	22,721	22,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,939)	$(12,549)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,569	3,782
Provision for doubtful accounts	350	38
Stock-based compensation expense	1,077	1,473
Non-cash interest expense	186	—
Loss on exchange of warrants	723	—
Change in fair value of conversion option and warrant liability	(642)	(108)
Impairment of goodwill and intangible assets	3,051	6,451
Changes in operating assets and liabilities:
Accounts receivable	(3,162)	(963)
Long term receivable	(137)	(843)
Note receivable	101	128
Prepaid expenses and other	(752)	122
Accounts payable and accrued liabilities	2,469	1,081
Deferred revenue	(9)	(93)

Net cash used in operating activities	(1,115)	(1,481)

Cash flows from investing activities:
Capital expenditures	(1,397)	(1,784)
Decrease (Increase) in restricted cash	42	(32)

Net cash used in investing activities	(1,355)	(1,816)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes and warrants	5,000	—
Proceeds from the exercise of options	21	11
Payment of revolving credit facility and term loan	(1,333)	—
Payment of financing related costs	(108)	(5)

Net cash provided by financing activities	3,580	6

Net increase (decrease) in cash	1,110	(3,291)
Cash, beginning of the period	3,696	10,394

Cash, end of the period	$4,806	$7,103

Supplemental cash flow information:
Interest paid	$247	$212

Income taxes paid	$2	$7

Non-cash financing activities:
Derivative liabilities recorded in connection with the issuance of senior secured convertible notes	$2,182	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

Local Corporation (the “Company”) is a local media company that specializes in connecting local businesses with online consumers. The Company reaches consumers on its proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes its Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as its network of third-party U.S. regional media websites (collectively, “Network”). The Company continues to provide digital media services to its existing small and medium sized businesses (“SMBs”) acquired through the Company’s legacy direct sales business and continues to seek channel sales opportunities for these products (“Business Solutions”). The Company also enables third parties to distribute their advertiser listings on its Consumer Properties, from which the Company generates ad revenue. The Company generates revenue principally from display advertising and performance ad units such as pay-per-click, pay-per-call, daily deals, lead generation and subscription ad units.

The Company uses patented and proprietary technologies and systems to provide users of its O&O websites and Network with relevant search results for local businesses, products and services, event information, ratings and reviews, driving directions and more into our search results. By distributing this information across its Consumer Properties, the Company is able to reach users that its direct advertisers and advertising partners desire to reach.

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

In July 2013, the Company sold all the assets of its Spreebird business. The accompanying condensed consolidated financial statements include Spreebird balances as held for sale and discontinued operations.

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

The unaudited interim condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2013.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to its Rovion business and all of the assets of its Spreebird business, the Company has reclassified and presented all related historical financial information as it relates to these assets and liabilities as “assets held for sale” in the accompanying condensed consolidated balance sheets and “discontinued operations” in the condensed consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss). The sale of the Spreebird business assets closed on July 26, 2013, for a minimum consideration of $210,000.

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable (including long-term receivable) and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards and warrants, income taxes, and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, long and short term notes receivable, revolving line of credit, accounts payable, the conversion option liability, warrant liability, term loan, and senior secured convertible notes. The carrying amount of the revolving line of credit and term loan approximates its fair value because the interest rate on these instruments fluctuates with market interest rates. The long term note receivable and senior secured convertible notes have a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The fair values of the conversion option and warrant liability are determined using the Black-Scholes valuation method, a “Level 3” input, based on the quoted price of our common stock, volatility based on the historical market activity of our stock, the expected life based on the remaining contractual term of the conversion option and warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ and conversion options’ contractual life.

Intangible Assets

Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. The small business subscriber relationships are amortized based on how long the Company expects the customer relationships to contribute to future cash flows. As a result, amortization of the small business subscriber relationships intangible assets is accelerated over a period of approximately four years with the weighted average percentage amortization for all small business subscriber relationships acquired to date being approximately 60% in year one, 21% in year two, 14% in year three and 5% in year four. In 2012, the Company accelerated the amortization of certain small business subscriber relationships as the expected useful lives of such small business subscriber relationship was truncated due to changes in the Company’s ability to bill such small business subscribers.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. During the second quarter 2013, management recorded impairment charges for certain capitalized software assets and intangible assets with a book value of $300,000 and $182,000, respectively, related to its Spreebird business unit. The impairment charges were due to the Company’s decision to sell the assets relating to its Spreebird business and cease the Spreebird business operations. The assets of the Spreebird business were re-allocated to assets held for sale as of June 30 2013.

Revenue Recognition

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of its SMB products to its customers or those of its channel partners. The Company enters into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. The Company’s indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustment for traffic screening. Management has analyzed our revenue recognition and determined that our web hosting revenue is recognized net of direct costs.

The Company evaluates whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross sales price. The Company generally records the net amounts as revenue earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue, other than web hosting revenue, is recognized on a gross basis.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). The Company advertises on large search engine websites such as Google, Inc. (“Google”), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three and six months ended June 30, 2013, approximately 54%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2013, advertising costs to drive consumers to our Local.com website were $8.7 million and $18.9 million respectively. Of the total advertising cost for the three and six months ended June 30, 2013, $6.3 million and $13.7 million were attributable to Google and $1.6 million and $3.6 million were attributable to Yahoo, respectively. During the three and six months ended June 30, 2012, approximately 62% and 63%, respectively, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2012, advertising costs to drive consumers to our Local.com website were $16.7 million and $31.2 million respectively. Of the total advertising cost for the three and six months ended June 30, 2012, $11.9 million and $21.9 million were attributable to Google and $4.3 million and $8.4 million were attributable to Yahoo, respectively.

2.	Notes Receivable

During 2010, the Company entered into a promissory note and security agreement with one of its customers related to the sale of domain names and services. The promissory note totaled $1,000,000, carrying interest at 5% per annum payable in twelve equal quarterly payments of $54,000 beginning on March 31, 2011, and continuing on the last day of each calendar quarter thereafter until December 31, 2013, and three additional annual balloon payments of $80,000, $210,000 and $157,238 due on the 31st day of December of 2011, 2012 and 2013, respectively. The Company considered the credit quality of the customer and determined that no allowance for credit losses is necessary. As of June 30 2013, no portion of the note receivable balance was past due. The note receivable is secured by the domain names sold to the customer.

3.	Assets and liabilities held for sale and discontinued operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business, all assets and liabilities to be sold were classified as held for sale in the accompanying consolidated balance sheets at June 30, 2013. The results of operations relating to the held for sale assets and liabilities have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. Assets and liabilities held for sale are valued at the lower of net depreciable value or net realizable value.

Assets and liabilities held for sale consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Goodwill	—	2,569
Fixed assets, net	—	302
Intangible assets, net	210	581

Assets held for sale	$210	$3,452

The Company actively marketed these assets and liabilities for sale during the quarter and the Company’s results of discontinued operations will be affected by the disposal of properties related to the discontinued operations. The sale of the Spreebird business closed on July 26, 2013, for a minimum consideration of $210,000.

The Company sold its Rovion business on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months.

Revenue and pretax income (loss) related to discontinued operations are as follows (in thousands):

	Rovion
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$204	$—	$373

Pretax income (loss)	$—	$(325)	$—	$(711)
Provision (benefit) for income taxes	—	17	—	23

Income (loss) from discontinued operations (net of taxes)	$—	$(342)	$—	$(734)

	Spreebird
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$225	$387	$516	$1,070

Pretax income (loss)	$(3,296)	$(6,830)	$(3,517)	$(8,082)
Provision (benefit) for income taxes	(32)	—	(32)	—

Income (loss) from discontinued operations (net of taxes)	$(3,264)	$(6,830)	$(3,485)	$(8,082)

Total income (loss) from discontinued operations (net of taxes)	$(3,264)	$(7,172)	$(3,485)	$(8,816)

4.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	June 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(4,431)	$1,192	4	$5,623	$(4,007)	$1,616	4
Non-compete agreements	83	(83)	—	2	83	(71)	12	2
Customer-related	13,711	(13,706)	5	4	13,711	(13,706)	5	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(609)	91	4	700	(583)	117	4

	$22,149	$(19,260)	$2,889		$22,149	$(18,798)	$3,351

5.	Goodwill and Other Intangible Assets

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

With the Company’s decision to sell the assets of its Spreebird business unit, the carrying value of the goodwill associated with the Spreebird business was determined to be fully impaired. As a result, the Company recorded an impairment charge of approximately $3.1 million as of June 30, 2013, which included goodwill of $2.6 million. Such impairment charge is included in discontinued operations for the three and six months ended June 30, 2013.

6.	Website development costs and computer software developed for internal use

U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over its useful life. Capitalized website costs are included in property and equipment, net. During the second quarter 2013, the Company recorded an impairment charge of $300,000 relating to capitalized software of the Spreebird business unit.

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Additional capitalized website development costs	$563	$537	$1,065	$1,110
Amortization of capitalized website development costs	$(638)	$(520)	$(1,244)	$(999)

7.	Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss from continuing operations	$(322)	$(2,175)	$(3,454)	$(3,733)

Net loss from discontinued operations	$(3,264)	$(7,172)	$(3,485)	$(8,816)

Denominator:
Denominator for historical basic calculation weighted average shares	22,877	22,086	22,721	22,084
Dilutive common stock equivalents: *
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for historical diluted calculation weighted average shares	22,877	22,086	22,721	22,084

Net loss from continuing operations per share:
Historical basic and diluted net loss from continuing operations per share	$(0.01)	$(0.10)	$(0.15)	$(0.17)

Net loss from discontinued operations per share:
Historical basic and diluted net loss from discontinued operations per share	$(0.14)	$(0.32)	$(0.15)	$(0.40)

Net loss per share:
Historical basic and diluted net loss per share	$(0.16)	$(0.42)	$(0.31)	$(0.57)

*	For the three and six months ended June 30, 2013, potentially dilutive securities, which consist of options to purchase 3,636,352 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 per share, secured convertible notes that could convert into 2,487,562 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.
*	For the three and six months ended June 30, 2012, potentially dilutive securities, which consist of options to purchase 4,508,173 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 per share were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

8.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Furniture and fixtures	$981	$981
Office equipment	506	503
Computer equipment	3,529	3,428
Computer software	12,360	11,154
Leasehold improvements	905	905

	18,281	16,971
Less accumulated depreciation and amortization	(12,333)	(10,504)

Property and equipment, net	$5,948	$6,467

9.	Interest and other income (expense), net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income	$3	$8	$7	$18
Interest expense	(423)	(105)	(546)	(212)
Loss on exchange of warrants	—	—	(723)	—

Interest and other income (expense), net	$(420)	$(97)	$(1,262)	$(194)

10.	Credit facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement with Square 1 Bank, as amended. The Loan Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). The Loan Agreement maturity date is February 3, 2015. Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Prior to March 28, 2013, the Company was allowed to borrow $3.0 million, irrespective of the formula noted above and had borrowed $3.0 million from the Facility (the “Non-Formula Advance”). On March 28, 2013, the date of the sixth amendment, Square 1 Bank terminated the non-Formula Advances and the Company is repaying the outstanding Non-Formula Advance amount of $3.0 million, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, the date of the Seventh Amendment, Square 1 Bank added as security under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. All amounts borrowed under the Facility are secured by a general security interest on our assets. The Non-Formula Advance is deemed to be a term loan and allocated between the short-term and long-term portion. As of June 30, 2013, the Non-Formula Advance had an outstanding balance of $2.6 million of which $1.5 million was considered to be current.

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). The Loan Agreement provides for a five day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Loan Agreement. As of June 30, 2013, the Company was in compliance with all of its financial covenants. The Loan Agreement also includes a covenant requiring us to obtain approval from Square 1 Bank in the event we have a going concern paragraph included in the independent registered public accounting firm’s opinion.

In connection with the sale of the assets of the Spreebird business the Company obtained a release from Square 1 Bank and the holders of the Senior Secured Convertible Notes to allow the Company to sell such assets.

At June 30, 2013, the Company had a total of $8.7 million outstanding on the Facility and was in compliance with the Facility’s covenants.

11.	Operating information

The Company manages its business functionally and has historically had two reportable operating segments: Paid Search and Daily Deals. Paid Search consists of the Company’s online businesses that collectively reach customers with a variety of local online advertising products and web hosting. The Company’s Daily Deals segment consists of the Company’s business that reaches its customers with discounted offers for goods and services provided by merchants. During the second quarter of fiscal 2013, the Company decided to sell the assets relating to the Daily Deals segment. The Spreebird Business, which comprises the entire Daily Deals segment, was deemed to be discontinued operations; and therefore, the Company has one reporting segment going forward.

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue by geographic region:
United States	$22,656	$26,685	$44,120	$51,034

Revenue by product:
Pay-Per-Click (PPC)	19,626	21,312	37,162	40,355
Subscription Advertising Products	203	723	552	1,438
Domain Sales and Services	66	1,396	150	2,993
Display and Banner Advertising Services	2,693	3,254	6,156	6,248
Other	68	—	100	—

Total revenue	$22,656	$26,685	$44,120	$51,034

12.	Stock-based compensation

Stock option activity under the equity incentive plans during the six months ended June 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	4,048,461	$4.07
Granted	147,900	1.78
Exercised	(13,675)	1.50
Cancelled	(546,334)	3.42

Outstanding at June 30, 2013	3,636,352	$4.09	$25

Exercisable at June 30, 2013	2,690,081	$4.59	$23

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2013 and 2012, was $1.06 and $1.72 per option, respectively.

The aggregate intrinsic value of all options exercised during the six months ended June 30, 2013 and 2012, was $2,800 and $4,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
				Shares	Weighted Average Exercise Price

$0.00 - $2.00	318,681	5.5 years	$1.62	200,781	$1.56
$2.01 - $3.00	1,084,804	5.6 years	2.36	425,675	2.37
$3.01 - $4.00	676,752	5.6 years	3.57	587,204	3.57
$4.01 - $5.00	717,289	4.3 years	4.66	691,545	4.66
$5.01 - $6.00	165,617	4.8 years	5.59	155,116	5.62
$6.01 - $7.00	450,033	6.1 years	6.17	406,584	6.18
$7.01 - $8.00	80,000	2.3 years	7.18	80,000	7.18
$8.01 - $9.00	62,500	2.5 years	8.90	62,500	8.90
$9.01 - $10.00	15,000	1.9 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	1.5 years	15.76	65,676	15.76

	3,636,352	5.1 years	$4.09	2,690,081	$4.59

Restricted stock unit activity under the 2011 Omnibus Plan for the six months ended June 30, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	349,214	$2.25
Granted	320,419	2.08
Vested	(300,420)	2.21
Cancelled	(62,401)	2.12

Unvested at June 30, 2013	306,812	$2.14

Performance stock unit activity under the 2011 Omnibus Plan for the six months ended June 30, 2013, is as follows:

	Shares	Weighted Average Exercise Price
Unvested at December 31, 2012	210,585	$2.28
Granted	217,209	2.10
Vested	—	—
Cancelled	(237,089)	2.26

Unvested at June 30, 2013	190,705	$2.10

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.68%	0.72%	0.63%	0.80%
Expected lives (in years)	4.5 years	5.1 years	4.5 years	5.1 years
Expected dividend yield	None	None	None	None
Expected volatility	77.35%	89.35%	77.35%	89.35%

Total stock-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012, was as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of revenues	$31	$18	$59	$39
Sales and marketing	116	212	250	451
General and administrative	306	332	596	668
Research and development	73	48	156	100

Total stock-based compensation expense	$526	$610	$1,061	$1,258

Basic and diluted net stock-based compensation expense per share	$0.02	$0.03	$0.05	$0.06

13.	Warrants

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

On February 28, 2013, the Company entered into separate Exchange Agreements with each of the holders (collectively the “Investors”) of all of these outstanding Warrants.

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

See note 14 - Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes.

Warrant activity for the six months ended June 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,238,660	$4.51
Issued	746,268	2.01
Exercised	—	—
Expired	(603,580)	7.02
Exchanged	(615,080)	2.10

Outstanding at June 30, 2013	766,268	$2.03

Exercisable at June 30, 2013	766,268	$2.03

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.01	746,268	4.8 years	$2.01	746,268	$2.01
$2.87	20,000	1.3 years	2.87	20,000	2.87

	766,268	4.7 years	$2.03	766,268	$2.03

14.	Senior secured convertible notes

On April 10, 2013, the Company entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”) with two investors. Pursuant to this agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“Notes”) and warrants to purchase shares of the Company’s common stock. Interest is payable quarterly in cash or registered shares of the Company’s common stock at the Company’s option. Stock payments will be at a 7% discount to the lower of the closing price on the trading day immediately preceding or the average of the daily Volume Weighted Average Price (“VWAP”) for the 20 trading days preceding the payment date. The Notes are secured by the Company’s assets and are due on April 10, 2015. Each Note holder has the right, at any time, to convert their Note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $2.01 of principal amount of their note. The Company has the option to force conversion of all or part of the Notes provided the Company’s common stock price exceeds 200% of the conversion price for 90 consecutive trading days.

Based on applicable accounting guidance, the Company determined that the conversion option should be bifurcated and accounted for as a derivative. Using the Black-Scholes valuation model the Company determined the fair value of the conversion option liability to be $1.4 million at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The relative fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $768,000. The conversion option and warrant liability was recorded as convertible debt discount and will be amortized into interest expense over the life of the notes using the effective interest rate method. The conversion option liability and warrant liability will be fair valued at each reporting period with changes in the fair value recorded in the income statement.

The assumptions used in the Black-Scholes model for valuing the warrant liability were as follows: no dividend yield; 0.74% interest rate; five years contractual life; and volatility of 75.25%.

The assumptions used in the Black-Scholes model for valuing the conversion option liability were as follows: no dividend yield; 0.24% interest rate; two years contractual life; and volatility of 66.08%.

The Notes are subordinate to the Square 1 Bank line of credit.

In connection with the issuance of the Notes, the Company paid $356,000 in cash for placement agent fees of which $127,500 was paid to a director of the Company. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the Notes. Fees related to the issuance of the Notes are recorded in prepaid expenses and will be amortized into interest expense over the life of the Notes.

15.	Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

Description	As of June 30, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Convertible option liability	$971	$971
Warrant liability	$573	$573

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	As of December 31, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$5	$5

As of June 30, 2013, our conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the financial liabilities was estimated at June 30, 2013, using a Black-Scholes option pricing model with the following assumptions:

	Warrant	Conversion option
Risk-free interest rate	1.41%	0.36%
Expected lives (in years)	4.8 years	1.8 years
Expected dividend yield	None	None
Expected volatility	74.68%	56.47%

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2012	$5
Cancellation of warrants	(5)
Issuance of warrants	768
Change in fair value of warrant liability	(195)

Balance at June 30, 2013	$573

The following table presents a reconciliation for our conversion option liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2012	$—
Issuance of Notes	1,414
Change in fair value of conversion option liability	(443)

Balance at June 30, 2013	$971

16.	Subsequent events

During the second quarter 2013, the Company decided to sell the assets relating to the Spreebird business and cease all operations of the Spreebird business. On July 26, 2013, the Company closed the sale of the Spreebird business assets for a minimum price of $210,000.

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

Overview

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of third-party U.S. regional media websites (collectively, “Network”). We also continue to provide digital media services to our existing small and medium sized businesses (“SMBs”) acquired through our legacy direct sales business and continue to seek channel sales opportunities for these products (“Business Solutions”). We also enable third parties to distribute their advertiser listings on our Consumer Properties, from which we generates ad revenue. We generate revenue principally from display advertising and performance ad units such as pay-per-click, pay-per-call, daily deals, lead generation and subscription ad units.

We use patented and proprietary technologies and systems to provide users of our O&O websites and Network with relevant search results for local businesses, products and services, event information, ratings and reviews, driving directions and more into our search results. By distributing this information across our Consumer Properties, we are able to reach users that our direct advertisers and advertising partners desire to reach.

In January 2013, we shifted our Business Solutions strategy to focus exclusively on channel sales opportunities. We continue to develop theses channel sales relationships through which we intend to be able to offer our Launch by Local products. Also included in our Business Solutions business unit are activities related to our Spreebird daily deals business. We recognize revenue from our daily deals business net of the merchant’s portion of gross billings.

Recent Developments

During the second quarter 2013, we decided to sell the assets relating to the Spreebird business and cease all operations of the Spreebird business. This resulted in an impairment charge of $3.1 million in the second quarter 2013, with the remaining assets being classified as held for sale assets as of June 30, 2013. With the decision to sell the Spreebird assets and cease all operations relating to the Spreebird business we now operate in a single reportable segment.

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

Sources of Revenue

We generate revenue primarily on our Consumer Properties from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	small business advertising services; and

•	domain sales and services.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings ended in December 2012). We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and six months ended June 30, 2013, approximately 54%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2013, advertising costs to drive consumers to our Local.com website were $8.7 million and $18.9 million respectively. Of the total advertising cost for the three and six months ended June 30, 2013, $6.3 million and $13.7 million were attributable to Google and $1.6 million and $3.6 million were attributable to Yahoo, respectively. During the three and six months ended June 30, 2012, approximately 62%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2012, advertising costs to drive consumers to our Local.com website were $16.7 million and $31.2 million respectively. Of the total advertising cost for the three and six months ended June 30, 2012, $11.9 million and $21.9 million were attributable to Google and $4.3 million and $8.4 million were attributable to Yahoo, respectively.

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, the sale of deal of the day vouchers, or the delivery of our SMB products to our customers or those of our channel partners. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the execution of our contractual obligations. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on our Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustments for traffic screening. Management has analyzed our revenue recognition and determined that our web hosting revenue is recognized net of direct costs.

We evaluate whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. We generally record the net amounts as revenue earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue, other than web hosting revenue, is recognized on a gross basis.

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

As of June 30, 2013 and December 31, 2012, two customers, Yahoo and Google represented 71% and 61% of our total accounts receivable, respectively. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

With our decision to sell the assets of the Spreebird business unit, the carrying value of the goodwill associated with the Spreebird business was determined to be fully impaired. As a result, we recorded an impairment charge of approximately $3.0 million as of June 30, 2013, which included goodwill of $2.6 million.

Stock Based Compensation

Total stock-based compensation expense recognized for the three and six months ended June 30, 2013 and 2012, is as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of revenues	$31	$18	$59	$39
Sales and marketing	116	212	250	451
General and administrative	306	332	596	668
Research and development	73	48	156	100

Total stock-based compensation expense	$526	$610	$1,061	$1,258

Basic and diluted net stock-based compensation expense per share	$0.02	$0.03	$0.05	$0.06

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	72.6	74.7	72.6	72.9
Sales and marketing	8.9	15.8	11.8	16.2
General and administrative	12.6	10.5	13.1	10.2
Research and development	6.6	4.7	7.3	4.8
Amortization of intangibles	1.0	2.5	1.0	2.9

Total operating expenses	101.7	108.2	105.9	107.0

Operating loss	(1.7)	(8.2)	(5.9)	(7.0)

Interest and other income (expense), net	(1.9)	(0.4)	(2.9)	(0.4)
Change in fair value of warrant liability	2.8	0.6	1.5	0.2

Loss from continuing operations before income taxes	(0.7)	(8.0)	(7.3)	(7.1)

Provision for income taxes	0.7	0.2	0.5	0.2

Net loss from continuing operations	(1.4)	(8.2)	(7.8)	(7.3)

Loss from discontinued operations (net of taxes)	(14.4)	(26.9)	(7.9)	(17.3)

Net loss	(15.8)%	(35.0)%	(15.7)%	(24.6)%

Three and six months ended June 30, 2013 and 2012

Revenue (dollars in thousands):

	Three Months Ended June 30,				Percent change	Six Months Ended June 30,				Percent change
	2013	(*)	2012	(*)		2013	(*)	2012	(*)
Owned and operated	$10,917	48.2%	$20,478	76.7%	–46.7%	$23,904	54.2%	$38,451	75.3%	–37.8%
Network	11,590	51.2%	4,114	15.4%	181.7%	19,873	45.0%	8,328	16.3%	138.6%
Business solutions	149	0.7%	2,093	7.8%	–92.9%	343	0.8%	4,255	8.3%	–91.9%

Total revenue	$22,656	100.0%	$26,685	100.0%	–15.1%	$44,120	100.0%	$51,034	100.0%	–13.5%

(*) – Percent of total revenue

O&O revenue for the three and six months ended June 30, 2013, decreased 46.7% and 37.8%, respectively, compared to the same periods in 2012. The decrease in revenue for the three and six months ended June 30, 2013, compared to the same periods in 2012 is due to a decrease in monetization as our revenue per thousand visitors (“RKV”) decreased from $299 and $292 for the three and six months ended June 30, 2012, to $201 and $210 for the three and six months ended June 30, 2013, coupled with a decrease in traffic. The decrease in RKV is largely due to periodical changes to traffic provider policies and guidelines. These changes impacted both our advertising campaigns to purchase traffic and the monetization of our search results pages. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. These changes had a negative impact on our first and second quarter of fiscal 2013 O&O revenue and results of operations. We also expect changes from this advertising partner beginning in July 2013 related to bidding for mobile and desktop advertising campaigns, which may have a negative impact on our traffic and monetization of such traffic. We continue to work closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages.

Network revenue for the three and six months ended June 30, 2013, increased 181.7% and 138.6%, respectively, compared to the same periods in 2012. The increase is primarily due to an increase in the number of network partner websites. The increase is partially offset by a decrease in organic traffic to existing partner websites due to a change in the way third party search engines index our network partner websites. A portion of the Network revenue is based on other websites for which we provide our organic and third-party ad feeds. We have experienced volatility in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. This portion of our Network revenue remains volatile. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially.

Business Solutions revenue for the three and six months ended June 30, 2013, decreased 92.9% and 91.9%, respectively, compared to the same periods in 2012. The decrease in revenue is due to a decrease in revenue from our LEC-billed subscriber bases and a decrease in revenue from our Launch by Local product suite. The decrease in revenue from our LEC-billed subscriber bases is due to a decision by certain LEC’s to no longer provide billing services for our products and services during 2012. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suit to small and medium size businesses (“SMBs”). We will still be providing our SMB solution through our channel partners.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended June 30,				Percent change	Six Months Ended June 30,				Percent change
	2013	(*)	2012	(*)		2013	(*)	2012	(*)
Revenue from internal and outsourced sales	$149	100.0%	$1,049	50.1%	–85.8%	$343	100.0%	$2,131	50.1%	–83.9%
Revenue from acquired bases	—	0.0%	1,044	49.9%	–100.0%	—	0.0%	2,124	49.9%	–100.0%

Total sales and advertiser services revenue	$149	100.0%	$2,093	100.0%	–92.9%	$343	100.0%	$4,255	100.0%	–91.9%

Based on the above, total revenue for the three and six months ended June 30, 2013, decreased 15.1% and 13.5%, respectively, compared to the same periods in 2012.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended June 30,		Percentage of Total Revenue Six Months Ended June 30,
Customer	2013	2012	2013	2012
Google, Inc.	27.2%	48.3%	30.9%	46.7%
Yahoo! Inc.	49.7%	17.3%	41.7%	17.5%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2013	Percent of Total Revenue	2012	Percent of Total Revenue		2012	Percent of Total Revenue	2011	Percent of Total Revenue
Cost of revenues	$16,452	72.6%	$19,944	74.7%	(17.5)%	$32,046	72.6%	$37,225	72.9%	(13.9)%
Sales and marketing	$2,009	8.9%	$4,222	15.8%	(52.4)%	$5,189	11.8%	$8,290	16.2%	(37.4)%
General and administrative	$2,845	12.6%	$2,799	10.5%	1.6%	$5,791	13.1%	$5,185	10.2%	11.7%
Research and development	$1,500	6.6%	$1,244	4.7%	20.6%	$3,236	7.3%	$2,425	4.8%	33.4%
Amortization of intangibles	$231	1.0%	$676	2.5%	(65.8)%	$462	1.0%	$1,457	2.9%	(68.3)%
Asset impairment	$—	—%	$—	—%	NM	$—	—%	$—	NM	NM

Total operating expenses	$23,037	101.7%	$28,885	108.2%	(20.2)%	$46,724	105.9%	$54,582	107.0%	(14.4)%

Cost of revenues

Cost of revenues for the three and six months ended June 30, 2013, decreased by 17.5% and 13.9%, respectively, compared to the same periods in 2012. The decrease during the three and six months ended June 30, 2013, compared to the same periods in 2012 is primarily due to a decrease in traffic acquisition costs associated with driving consumers to our Local.com website. The decrease is partially offset by an increase in revenue share related to network revenue.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2013, decreased 52.4% and 37.4%, respectively, compared to the same periods in 2012. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. The reduction in personnel related costs was partially offset by severance costs. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses. We will still be providing our SMB solution through our channel partners.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2013, increased by 1.6% and 11.7%, respectively, compared to the same periods in 2012. The increase was mainly due to an increase in consulting and legal expense related to our efforts to secure financing. Also included in general and administrative expense is a $154,000 credit recorded in rent expense related to the sub-lease of an idle lease facility. This credit is offset by a liability recorded for the idle lease facility of $256,000 in the first quarter of fiscal 2013.

Research and development

Research and development expenses for the three and six months ended June 30, 2013, increased by 20.6% and 33.4%, respectively, compared to the same periods in 2012. The increase is due to lower capitalization of personnel related cost as well as an increase in personnel related costs in the first half of fiscal 2013.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expense	$1,500	$1,244	$3,236	$2,425
Capitalized website development costs	$563	$537	$1,065	$1,110
Amortization of capitalized website development costs	$(638)	$(520)	$(1,244)	$(999)

Amortization of intangibles

Amortization of intangibles expense was $231,000 and $462,000 for the three and six months ended June 30, 2013, respectively, compared to $676,000 and $1.5 million for the same periods in 2012. The decrease in amortization expense was primarily due to the accelerated amortization of subscriber related intangible assets in 2012 with all subscriber related intangible assets fully amortized as of the end of fiscal 2012.

Interest and other income (expense), net

Interest and other income (expense), net were ($420,000) and ($1.3 million) for the three and six months ended June 30, 2013, respectively, compared to ($97,000) and ($194,000) for the same periods in 2012. The increase is due to additional non-cash interest expense recorded for the debt discount of the Notes issued in the second quarter 2013, and additional monthly expense relating to deferred finance charges for the Notes. Also included in interest and other income (expense) is $723,000 related to the loss on exchange of warrants.

Provision for income taxes

Provision for income taxes was $159,000 and $230,000 for the three and six months ended June 30, 2013, and $44,000 and $99,000 for the three and six months ended June 30, 2012. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$4,806	$3,696

Working capital	$(1,119)	$(2,391)

Cash flow highlights (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(1,115)	$(1,481)
Net cash used in investing activities	(1,355)	(1,816)
Net cash provided by financing activities	3,580	6

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $4.8 million as of June 30, 2013, and $3.7 million as of December 31, 2012. We had a working capital deficit of ($1.1 million) as of June 30, 2013, and a working capital deficit of ($2.4 million) as of December 31, 2012. As of June 30, 2013, we had a total of $8.7 million outstanding on the revolving credit facility and term loan with Square 1 Bank. The increase in working capital is largely due to an increase in accounts receivable of approximately $2.8 million, which was mainly due to an increase in revenue and an increase in cash of approximately $1.2 million as a result of the issuance of convertible notes. Working capital excludes the conversion option and warrant liability and includes assets and liabilities held for sale.

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2013. Net income adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities and asset impairment) was cash provided of approximately $375,000, and changes in operating assets and liabilities used cash of $1.5 million for the six months ended June 30, 2013. Net cash used in operating activities was $1.5 million for the six months ended June 30, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of conversion option and warrant liabilities and asset impairment) was cash used of approximately $913,000. Changes in operating assets and liabilities used cash of $568,000 for the six months ended June 30, 2012.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the six months ended June 30, 2013, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Net loss	$(6,939)	$(12,549)	$5,610
Non-cash (1)	7,314	11,636	(4,322)

Subtotal	375	(913)	1,288
AR, AP and Other	(1,490)	(568)	(922)

Net cash (used in) provided by operations	$(1,115)	$(1,481)	$366

(1)	Includes depreciation, amortization, change in fair value of conversion option and warrant liability, asset impairment, non-cash expense related to stock-based compensation and provision for doubtful accounts.

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2013, and consisted of $1.4 million of capital expenditures, primarily related to website development costs. Net cash provided by financing activities was $3.6 million for the six months ended June 30, 2013, and primarily consisted of proceeds of $5.0 million from the issuance of secured convertible notes offset by the $1.3 million repayment of a portion of the outstanding balance on the Square 1 Bank line of credit and term loan. Net cash used in investing activities was $1.8 million for the six months ended June 30, 2012, and consisted of $1.8 million of capital expenditures, primarily related to website development costs. There was no material financing activities for the six months ended June 30 2012.

During the second half of 2012, we were able to reduce our operating losses (excluding impairment charges) through the restructuring of agreements with current partners, entering into agreements with new partners and continued efforts to optimize monetization on our Consumer Properties. We also initiated aggressive cost savings efforts in the second half of fiscal 2012 through the first quarter of fiscal 2013. These efforts resulted in the sale of our Rovion business and our decision to cease the direct sales effort of our SMB product suite, as well as the sale of our Spreebird business in July 2013. These actions resulted in estimated annual cost savings of approximately $5.6 million.

During October 2012, our largest traffic partner made changes to their policies and guidelines. These changes had a negative impact on our revenues and results of operations for the fourth quarter of fiscal 2012 and the second half of fiscal 2013. We are continuing to evaluate the effects of these changes to our business and are working on making the necessary adjustments to compensate for the loss of revenue and liquidity.

On January 30, 2013, the Loan Agreement with Square 1 Bank was amended to temporarily revise the terms under which we were allowed to draw the maximum amount on the Non-Formula Revolving Line.

On February 13, 2013, we executed the Fifth Amendment to the Loan Agreement with Square 1 Bank, extending the maturity date through February 3, 2015. On March 28, 2013, we executed the Sixth Amendment to the Loan Agreement with Square 1 Bank. The Sixth Amendment waives any and all violations of the Liquidity Ratio covenants prior to the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, we entered into the Seventh Amendment to the Loan Agreement. The Seventh Amendment provided for us to add as security for our obligations under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. As of June 30, 2013, we are in compliance with all covenants relating to the Square 1 Bank revolving credit facility and term loan.

In connection with the sale of the assets of the Spreebird business we obtained a release from Square 1 Bank and the holders of the Senior Secured Convertible Notes to allow us to sell such assets.

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement. Pursuant to this Agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes and warrants to purchase shares of our common stock. In connection with the issuance of the Notes, we received a cash payment of $4.6 million net of $356,000 in placement agent fees. The Notes are subordinate to the Square 1 Bank line of credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our disclosures regarding market risk since December 31, 2012. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012 for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.

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

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 2, 2013. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

The conversion price of the Notes issued in April 2013 can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

Under the terms of the Notes, the conversion price of the Notes can fluctuate in the event (i) there is an event of default under the Notes, the holders of the Notes elect to use the alternative conversion price to convert their Notes, and the alternative conversion price is less than the then-current conversion price for the Notes, (ii) the Company undertakes certain stock dividends, split, combinations, distributions, or (iii) the Company undertakes certain issuances of common stock or convertible securities at prices lower than the then-current conversion price for the Notes. In such instances, the conversion price of the Notes can fluctuate materially lower than the current conversion price of $2.01 per share.

In the event there is an event of default under the Notes and the holder elects to convert the Notes, the Notes would be converted at the lower of the conversion price then in effect or a price equal to 80% of the volume weight average price on the trading day immediately preceding the conversion date.

By way of illustration, assuming the Company is in an event of default under the Notes and the holders of the Notes elect to use the alternative conversion price to convert their Notes, the following table sets forth the dilutive impact of such a conversion assuming that the alternative price (i.e., the then-current conversion price or 80% of the volume-weighted average sale price for the common stock on the trading day immediately preceding such conversion) is approximately 25%, 50%, and 75% of the current conversion price of $2.01:

Conversion Price	Number of Shares to be Issued upon Conversion

$2.01 (current conversion price)	2,487,562
$1.50 (approximate 25% decrease)	3,333,332
$1.00 (approximate 50% decrease)	5,000,000
$0.50 (approximate 75% decrease)	10,000,000

In the event of a stock dividend, split or combination, the conversion price of the Notes would be adjusted in accordance with the following formula:

a x (b/c)

Where:

a= Current Conversion Price

b= Number of shares of Common Stock outstanding before the event

c= Number of shares of Common Stock outstanding after the event

In the event of a subsequent issuance of Common Stock by us, the conversion price of the Notes would be adjusted in accordance with the following formula:

a x (b+(c/a))/d

Where:

a= Current Conversion Price

b= Number of shares of Common Stock outstanding at time of issuance

c= Aggregate consideration received by the issuance

d= Number of shares of Common Stock outstanding after the issuance

By way of illustration, the following table sets forth the impact of a subsequent issuance of Common Stock by us at approximately 25%, 50% and 75% of the current conversion price of $2.01 in which the total value of such subsequent issuance of Common Stock is valued at $1,000,000, $5,000,000 or $10,000,000:

Issuance Value	Issuance Price		Number of Shares to be Issued Upon Conversion of Notes
$1,000,000	$ $ $	1.50 1.00 0.50	2,505,564 2,541,037 2,576,510
$5,000,000	$ $ $	1.50 1.00 0.50	2,570,508 2,733,959 2,897,410
$10,000,000	$ $ $	1.50 1.00 0.50	2,638,637 2,936,343 3,234,049

Accordingly, if these provisions are triggered, then potentially material additional dilution to the existing stockholders of the Company may occur and the ability of the Company to complete a subsequent financing to fund its future operating needs could be materially adversely effected.

The Notes in April 2013 contain provisions which allow us to pay our interest obligations under the Notes in shares of Common Stock discounted to the current market price.

The Notes contain provisions which allow us to pay our interest obligations under the Notes in shares of our Common Stock instead of cash. If we elect to pay our interest obligations under the Notes in shares of our Common Stock, the number of shares to be issued in satisfaction of such interest obligations would be determined by dividing such interest obligation amount by 93% of the market price of our Common Stock as of the applicable payment date. The “market price” of our Common Stock is the lesser of (i) the closing sale price of our Common Stock on the date before the applicable payment date and (ii) the volume weight average price over the 20 trading day period prior to the date before the applicable payment date. Since the price at which our Common Stock is converted into the interest obligation amount is at a discount to the market price and there is no guarantee as to what the market price will be, a potentially unlimited number of additional shares of our Common Stock could be used to pay these obligations.

By way of illustration, the following table sets forth the impact that lower market prices for our Common Stock would have on the number of shares of Common Stock to be issued in satisfaction of our interest obligations under the Notes, assuming a market price of approximately 25%, 50% and 75% of the current conversion price of the Notes:

Market Price of Common Stock at interest payment date	Conversion price (93% of Market Price)	Number of shares of Common Stock issued for interest payment

$2.01	$1.87	374,472

$1.50	$1.40	501,792

$1.00	$0.93	752,688

$0.50	$0.47	1,505,376

Accordingly, if we elect to pay our interest obligations in shares of Common Stock, then potentially material additional dilution to our existing stockholders may occur and our ability to complete a subsequent financing to fund our operating needs could be materially adversely affected.

The number of warrants issuable pursuant to the warrants issued in the April 2013 Subordinated Notes transaction and the exercise price of such warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The number of shares of our common stock for which the warrants issued in the April 2013 Subordinated Notes transaction are exercisable and the price at which such shares of our common Stock may be purchased upon exercise of the warrant may be adjusted in the event (i) we undertake certain stock dividends, split, combinations, distributions, or (ii) we undertake certain issuances of common stock or convertible securities at prices lower than the then-current exercise price for such warrants. These provisions are intended to provide the investors in our April 2013 Subordinates Notes transaction with partial protection from the effects of actions that dilute their interests in our Company on a fully-converted and fully-exercised basis. These provisions could result in substantial dilution to investors in our Common Stock that purchased our shares at higher prices.

In such instances, the number of shares of our Common Stock for which such warrants are exercisable and the price at which such shares of our common Stock may be purchased upon exercise of the warrant can fluctuate materially lower than the current exercise price of $2.01 per share.

In the event of a stock dividend, split or combination, the number of shares of common stock acquirable pursuant to such warrants would be adjusted in accordance with the following formula:

a x (b/c)

Where:

a= Current total number of shares of common stock issuable pursuant to the warrant

b= Number of shares of common stock outstanding after the event

c= Number of shares of common stock outstanding before the event

Simultaneously, the exercise price of such warrants would be adjusted in accordance with the following formula:

(a x b)/c

Where:

a= Current warrant price

b= Number of shares of common stock issuable pursuant to the warrant prior to the adjustment above

c= Number of shares of common stock issuable pursuant to the warrant after such adjustment

In the event of a subsequent issuance of common stock by us, the number of shares of common stock acquirable pursuant to these warrants would be adjusted in accordance with the following formula:

a/(a x ((b+(c/a))/d))

Where:

a= Current exercise price of the warrant

b= Number of shares of common stock outstanding prior to the issuance

c= Aggregate consideration received by the issuance

d= Number of shares of common stock outstanding after the issuance

Simultaneously, the exercise price of the warrants would be adjusted in accordance with the following formula:

a x ((b+(c/a))/d)

Where:

a= Current exercise price of the warrant

b= Number of shares of common stock outstanding prior to the issuance

c= Aggregate consideration received by the issuance

d= Number of shares of common stock outstanding after the issuance

By way of illustration, the following table sets forth the impact of a subsequent issuance of common stock by us at approximately 25%, 50% and 75% of the current exercise price of these warrants of $2.01 in which the total value of such subsequent issuance of common stock is valued at $1,000,000, $5,000,000 or $10,000,000:

Issuance Value	Issuance Price		Number of Shares Issuable In Aggregate to Warrant Holders	Exercise Price of Such Warrants Post-Subsequent Issuance
$1,000,000	$ $ $	1.50 1.00 0.50	751,668 730,564 701,196	$ $ $	2.00 1.97 1.89
$5,000,000	$ $ $	1.50 1.00 0.50	771,152 820,186 967,292	$ $ $	1.95 1.83 1.55
$10,000,000	$ $ $	1.50 1.00 0.50	791,590 880,902 1,148,838	$ $ $	1.89 1.70 1.31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on Item 3.02 of Form 8-K filed with the Securities and Exchange Commission on April 11, 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.2 (8)#	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.3 (9)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.4 (9)	Form of 7% Convertible Note.

10.5 (9)	Form of Common Stock Purchase Warrant.

10.6 (9)	Form of Investor Rights Agreement.

10.7 (9)	Form of Subsidiary Guarantee.

10.8 (9)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.9 (10)	Google, Inc. Advertising Program Terms entered into April 13, 2013.

10.10 (11)†	AOL Advertising Insertion Order dated May 31, 2013, by and between the Registrant and AOL Advertising Inc.

10.11 (12)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.12 (13)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 2, 2013.

10.13 (14)†	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.14 (15)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

31.1 *	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	To be filed by amendment.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

August 9, 2013	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

August 9, 2013	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial
and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.2 (8)#	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.3 (9)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.4 (9)	Form of 7% Convertible Note.

10.5 (9)	Form of Common Stock Purchase Warrant.

10.6 (9)	Form of Investor Rights Agreement.

10.7 (9)	Form of Subsidiary Guarantee.

10.8 (9)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.9 (10)	Google, Inc. Advertising Program Terms entered into April 13, 2013.

10.10 (11)†	AOL Advertising Insertion Order dated May 31, 2013, by and between the Registrant and AOL Advertising Inc.

10.11 (12)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.12 (13)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 2, 2013.

10.13 (14)†	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.14 (15)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

31.1 *	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
**	To be filed by amendment.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(16)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2013.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2013.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.