Form 10-Q
period 2013-09-30
LOCAL Corp
filed 2013-11-12
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 23,035,458 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$4,847	$3,696
Restricted cash	—	42
Accounts receivable, net of allowances of $548 and $250, respectively	14,885	10,618
Notes receivable - current portion	167	319
Prepaid expenses and other current assets	1,405	648
Assets held for sale	—	3,452

Total current assets	21,304	18,775

Property and equipment, net	5,992	6,467
Goodwill	19,281	19,281
Intangible assets, net	2,664	3,351
Long-term receivable, net of allowances of $1,710 and $1,710, respectively	1,722	1,585
Escrow receivable	390	390
Deposits	72	58

Total assets	$51,425	$49,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,470	$8,367
Accrued compensation	1,264	829
Deferred rent	371	452
Warrant liability	766	5
Conversion option liability	1,192	—
Other accrued liabilities	3,244	1,315
Revolving line of credit	6,417	10,000
Current portion of term loan	1,500	—
Deferred revenue	162	203

Total current liabilities	25,386	21,171

Long-term portion of term loan	750	—
Senior secured convertible notes, net of debt discount of $1,773	3,227	—
Deferred income taxes	302	302

Total liabilities	29,665	21,473

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 23,035 and 22,172, respectively	—	—
Additional paid-in capital	124,045	122,036
Accumulated deficit	(102,285)	(93,602)

Stockholders’ equity	21,760	28,434

Total liabilities and stockholders’ equity	$51,425	$49,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$23,472	$24,365	$67,591	$75,399

Operating Expenses:
Cost of revenues	16,208	18,407	48,253	55,632
Sales and marketing	2,230	3,649	7,419	11,940
General and administrative	3,894	2,522	9,685	7,706
Research and development	1,664	1,240	4,900	3,666
Amortization of intangibles	225	1,754	687	3,211

Total operating expenses	24,221	27,572	70,944	82,155

Operating loss	(749)	(3,207)	(3,353)	(6,756)
Interest and other income (expense), net	(537)	(131)	(1,799)	(325)
Change in fair value of conversion option and warrant liability	(413)	65	229	173

Loss from continuing operations before income taxes	(1,699)	(3,273)	(4,923)	(6,908)
(Benefit from) provision for income taxes	(109)	22	121	121

Net loss from continuing operations	(1,590)	(3,295)	(5,044)	(7,029)
Loss from discontinued operations (net of taxes)	(154)	(507)	(3,639)	(9,322)

Net loss	$(1,744)	$(3,802)	$(8,683)	$(16,351)

Per share data:
Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.15)	$(0.22)	$(0.32)

Basic and diluted net loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.16)	$(0.42)

Basic and diluted net loss per share	$(0.08)	$(0.17)	$(0.38)	$(0.74)

Basic and diluted weighted average shares outstanding	22,962	22,092	22,802	22,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,683)	$(16,351)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,732	6,581
Provision for doubtful accounts	809	138
Stock-based compensation expense	1,431	2,176
Non-cash interest expense	409	—
Loss on exchange of warrants	723	—
Change in fair value of conversion option and warrant liability	(229)	(173)
Impairment of goodwill and intangible assets	3,051	6,451
Changes in operating assets and liabilities:
Accounts receivable	(4,866)	497
Long term receivable	(137)	(1,133)
Note receivable	152	167
Prepaid expenses and other	(411)	223
Accounts payable and accrued liabilities	4,386	(2,248)
Deferred revenue	(41)	(75)

Net cash provided by (used in) operating activities	326	(3,747)

Cash flows from investing activities:
Capital expenditures	(2,379)	(2,553)
Decrease (Increase) in restricted cash	42	(32)

Net cash used in investing activities	(2,337)	(2,585)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes and warrants	5,000	—
Proceeds from the exercise of options	22	22
Proceeds (payment) of revolving credit facility	(583)	(373)
Payments of the term loan	(750)	—
Payment of financing related costs	(527)	(5)

Net cash provided by (used in) financing activities	3,162	(356)

Net increase (decrease) in cash	1,151	(6,688)
Cash, beginning of the period	3,696	10,394

Cash, end of the period	$4,847	$3,706

Supplemental cash flow information:
Interest paid	$426	$320

Income taxes paid	$7	$12

Non-cash financing activities:
Derivative liabilities recorded in connection with the issuance of senior secured convertible notes	$2,182	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

Local Corporation (the “Company”) is a local media company that specializes in connecting local businesses with online consumers. The Company reaches consumers on its proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes its Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as its network of third-party U.S. regional media websites (collectively, “Network”). The Company continues to provide digital media services to its existing small and medium sized businesses (“SMBs”) acquired through the Company’s legacy direct sales business and continues to seek channel sales opportunities for these products (“Business Solutions”). The Company also enables third parties to distribute their advertiser listings on its Consumer Properties, from which the Company generates ad revenue. The Company generates revenue principally from display advertising and performance ad units such as pay-per-click, pay-per-call, lead generation and subscription ad units.

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

In July 2013, the Company sold all the assets of its Spreebird business. The Spreebird business operations are included in discontinued operations in the accompanying condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2013.

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

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable (including long-term receivable) and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, warrant and conversion option liabilities, income taxes, and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, long and short term notes receivable, revolving line of credit, accounts payable, the conversion option liability, warrant liability, term loan, and senior secured convertible notes. The carrying amounts of the revolving line of credit and term loan approximate their fair values because the interest rate on these instruments fluctuates with market interest rates. The long term note receivable and senior secured convertible notes have a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. During the second quarter of fiscal 2013, management recorded impairment charges for certain capitalized software assets and intangible assets with a book value of $300,000 and $182,000, respectively, related to its Spreebird business unit. The impairment charges were due to the Company’s sale of the assets of its Spreebird business and the cessation of its Spreebird business operations. Such impairment charges are included in discontinued operations in the accompanying condensed consolidated statements of operations.

Revenue Recognition

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of its SMB products to its customers or those of its channel partners. The Company enters into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at anytime. The Company’s indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustments for traffic screening. Management has analyzed our revenue recognition and determined that our web hosting revenue is recognized net of direct costs.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). The Company advertises on large search engine websites such as Google, Inc. (“Google”), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three and nine months ended September 30, 2013, approximately 56%, of our overall traffic were purchased from other search engine websites. During the three and nine months ended September 30, 2013, advertising costs to drive consumers to our Local.com website were $7.4 million and $26.3 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2013, $5.7 million and $19.4 million were attributable to Google and $1.3 million and $5.0 million were attributable to Yahoo, respectively. During the three and nine months ended September 30, 2012, approximately 61% and 62%, respectively, of our overall traffic were purchased from other search engine websites. During the three and nine months ended September 30, 2012, advertising costs to drive consumers to our Local.com website were $15.2 million and $46.4 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2012, $10.3 million and $32.1 million were attributable to Google and $4.3 million and $12.7 million were attributable to Yahoo, respectively.

2.	Assets held for sale and discontinued operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business, all assets to be sold were classified as held for sale in the accompanying condensed consolidated balance sheets at December 31, 2012. The results of operations relating to this business have been reclassified to discontinued operations in the condensed consolidated statements of operations for all periods presented. Assets held for sale are valued at the lower of net depreciable value or net realizable value.

Assets held for sale consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Goodwill	—	2,569
Fixed assets, net	—	302
Intangible assets, net	—	581

Assets held for sale	$—	$3,452

The sale of the Spreebird business closed on July 26, 2013, for a minimum consideration of $210,000. The Company also sold its Rovion business on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months.

Revenue and pretax income (loss) related to discontinued operations are as follows (in thousands):

	Rovion
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$179	$—	$553

Pretax income (loss)	$—	$(141)	$—	$(852)
Provision (benefit) for income taxes	—	—	—	23

Income (loss) from discontinued operations (net of taxes)	$—	$(141)	$—	$(875)

	Spreebird
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$34	$406	$551	$1,476

Pretax income (loss)	$(122)	$(366)	$(3,639)	$(8,447)
Provision (benefit) for income taxes	32	—	—	—

Income (loss) from discontinued operations (net of taxes)	$(154)	$(366)	$(3,639)	$(8,447)

Total income (loss) from discontinued operations (net of taxes)	$(154)	$(507)	$(3,639)	$(9,322)

3.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(4,643)	$980	4	$5,623	$(4,007)	$1,616	4
Non-compete agreements	83	(83)	—	2	83	(71)	12	2
Customer-related	1,240	(1,236)	4	4	13,711	(13,706)	5	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(621)	79	4	700	(583)	117	4

	$9,678	$(7,014)	$2,664		$22,149	$(18,798)	$3,351

4.	Goodwill and Other Intangible Assets

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

The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company compares the fair value of related assets to the carrying value to determine if there is impairment. The Company’s indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

With the Company’s decision to sell the assets of its Spreebird business unit, the carrying value of the goodwill associated with the Spreebird business was determined to be fully impaired. As a result, the Company recorded an impairment charge of approximately $3.1 million during the second quarter of fiscal 2013, which included goodwill of $2.6 million. Such impairment charge is included in discontinued operations in the accompanying condensed consolidated statements of operations.

5.	Website development costs and computer software developed for internal use

U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over its useful life. Capitalized website costs are included in property and equipment, net. During the second quarter of fiscal 2013, the Company recorded an impairment charge of $300,000 relating to capitalized software of the Spreebird business unit. Such impairment charge is included in discontinued operations in the accompanying condensed consolidated statements of operations.

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Additional capitalized website development costs	$531	$413	$1,595	$1,523
Amortization of capitalized website development costs	$(648)	$(580)	$(1,893)	$(1,579)

6.	Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss from continuing operations	$(1,590)	$(3,295)	$(5,044)	$(7,029)

Net loss from discontinued operations	$(154)	$(507)	$(3,639)	$(9,322)

Denominator:
Denominator for historical basic calculation weighted average shares	22,962	22,092	22,802	22,087
Dilutive common stock equivalents:*
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for historical diluted calculation weighted average shares	22,962	22,092	22,802	22,087

Net loss from continuing operations per share:
Historical basic and diluted net loss from continuing operations per share	$(0.07)	$(0.15)	$(0.22)	$(0.32)

Net loss from discontinued operations per share:
Historical basic and diluted net loss from discontinued operations per share	$(0.01)	$(0.02)	$(0.16)	$(0.42)

Net loss per share:
Historical basic and diluted net loss per share	$(0.08)	$(0.17)	$(0.38)	$(0.74)

*	For the three and nine months ended September 30, 2013, potentially dilutive securities, which consist of options to purchase 3,539,450 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 per share, secured convertible notes that could convert into 2,487,562 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.
*	For the three and nine months ended September 30, 2012, potentially dilutive securities, which consist of options to purchase 4,447,544 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 1,238,660 shares of common stock at prices ranging from $2.87 to $8.09 per share were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

7.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Furniture and fixtures	981	981
Office equipment	516	503
Computer equipment	3,729	3,428
Computer software	13,132	11,154
Leasehold improvements	905	905

	19,263	16,971
Less accumulated depreciation and amortization	(13,271)	(10,504)

Property and equipment, net	$5,992	$6,467

8.	Interest and other income (expense), net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$3	$8	$10	$26
Interest expense	(540)	(139)	(1,086)	(351)
Loss on exchange of warrants	—	—	(723)	—

Interest and other income (expense), net	$(537)	$(131)	$(1,799)	$(325)

9.	Credit facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement with Square 1 Bank, as amended. The Loan Agreement provides us with a revolving credit facility of up to $12.0 million (the “Facility”). The Loan Agreement maturity date is February 3, 2015. Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Prior to March 28, 2013, the Company was allowed to borrow $3.0 million, irrespective of the formula noted above and had borrowed $3.0 million from the Facility (the “Non-Formula Advance”). On March 28, 2013, the date of the sixth amendment, Square 1 Bank terminated the non-Formula Advances and the Company is repaying the outstanding Non-Formula Advance amount of $3.0 million, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, the date of the Seventh Amendment, Square 1 Bank added as security under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. All amounts borrowed under the Facility are secured by a general security interest on our assets. The Non-Formula Advance is deemed to be a term loan and allocated between the short-term and long-term portion. As of September 30, 2013, the Non-Formula Advance had an outstanding balance of $2.3 million of which $1.5 million was considered to be current.

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). The Loan Agreement provides for a five day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Loan Agreement. The Loan Agreement also includes a covenant requiring us to obtain approval from Square 1 Bank in the event we have a going concern paragraph included in the independent registered public accounting firm’s opinion. As of September 30, 2013, the Company was in compliance with all of its financial covenants.

In connection with the sale of the assets of the Spreebird business, the Company obtained a release from Square 1 Bank and the holders of the Senior Secured Convertible Notes to allow the Company to sell such assets.

At September 30, 2013, the Company had a total of $8.7 million outstanding and $3.3 million available under the Facility.

10.	Operating information

The Company manages its business functionally and has historically had two reportable operating segments: Paid Search and Daily Deals. Paid Search consists of the Company’s online businesses that collectively reach customers with a variety of local online advertising products and web hosting. The Company’s Daily Deals segment consisted of the Company’s business that reaches its customers with discounted offers for goods and services provided by merchants. During the second quarter of fiscal 2013, the Company decided to sell the assets relating to the Daily Deals segment. The Spreebird Business, which comprises the entire Daily Deals segment, was deemed to be discontinued operations; and therefore, the Company has one reporting segment going forward.

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue by geographic region:
United States	$23,472	$24,365	$67,591	$75,399

Revenue by product:
Pay-Per-Click (PPC)	20,692	19,780	57,948	60,134
Subscription Advertising Products	154	569	705	2,008
Domain Sales and Services	62	681	211	3,674
Display and Banner Advertising Services	2,469	3,335	8,531	9,583
Other	95	—	196	—

Total revenue	$23,472	$24,365	$67,591	$75,399

11.	Stock-based compensation

Stock option activity under the equity incentive plans during the nine months ended September 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	4,048,461	$4.07
Granted	158,900	1.78
Exercised	(14,628)	1.49
Cancelled	(653,283)	3.32

Outstanding at September 30, 2013	3,539,450	$4.12	$108

Exercisable at September 30, 2013	2,781,587	$4.55	$77

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2013 and 2012, was $1.06 and $1.65 per option, respectively.

The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2013 and 2012, was $3,000 and $10,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2013:

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $2.00	327,728	5.4 years	$1.62	201,827	$1.57
$2.01 - $3.00	1,007,749	5.0 years	2.36	487,084	2.36
$3.01 - $4.00	666,752	5.2 years	3.57	599,996	3.57
$4.01 - $5.00	700,527	4.1 years	4.68	684,257	4.68
$5.01 - $6.00	164,650	4.5 years	5.59	157,649	5.61
$6.01 - $7.00	448,868	5.8 years	6.17	427,598	6.18
$7.01 - $8.00	80,000	2.3 years	7.18	80,000	7.18
$8.01 - $9.00	62,500	2.3 years	8.90	62,500	8.90
$9.01 - $10.00	15,000	1.7 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	1.3 years	15.76	65,676	15.76

	3,539,450	4.8 years	$4.12	2,781,587	$4.55

Restricted stock unit activity under the 2011 Omnibus Plan for the nine months ended September 30, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	349,214	$2.25
Granted	320,419	2.08
Vested	(300,420)	2.21
Cancelled	(99,754)	2.12

Unvested at September 30, 2013	269,459	$2.14

Performance stock unit activity under the 2011 Omnibus Plan for the nine months ended September 30, 2013, is as follows:

	Shares	Weighted Average Exercise Price
Unvested at December 31, 2012	210,585	$2.28
Granted	217,209	2.10
Vested	(190,705)	2.10
Cancelled	(237,089)	2.26

Unvested at September 30, 2013	—	$—

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.01%	0.63%	0.66%	0.76%
Expected lives (in years)	4.5 years	5.1 years	4.5 years	5.1 years
Expected dividend yield	None	None	None	None
Expected volatility	77.35%	89.35%	77.35%	89.35%

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012, was as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$26	$22	$85	$61
Sales and marketing	83	207	333	657
General and administrative	192	320	787	988
Research and development	51	63	207	163

Total stock-based compensation expense	$352	$612	$1,412	$1,869

Basic and diluted net stock-based compensation expense per share	$0.02	$0.03	$0.06	$0.08

12.	Warrants

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

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the exchange, the Company recorded a loss on warrant exchange of $723,000 during the three months ended March 31, 2013. The loss on warrant exchange has been included in interest income and other income (expense), net in the accompanying condensed consolidated statements of operations.

See note 13 - Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes.

Warrant activity for the nine months ended September 30, 2013, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,238,660	$4.51
Issued	746,268	2.01
Exercised	—	—
Expired	(603,580)	7.02
Exchanged	(615,080)	2.10

Outstanding at September 30, 2013	766,268	$2.03

Exercisable at September 30, 2013	766,268	$2.03

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.01	746,268	4.5 years	$2.01	746,268	$2.01
$ 2.87	20,000	1.1 years	2.87	20,000	2.87

	766,268	4.4 years	$2.03	766,268	$2.03

13.	Senior secured convertible notes

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

In connection with the issuance of the Notes, the Company paid $356,000 in cash for placement agent fees of which $127,500 was paid to a director of the Company. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the Notes. Fees related to the issuance of the Notes are recorded in prepaid expenses and are amortized into interest expense over the life of the Notes.

14.	Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

Description	As of September 30, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Convertible option liability	$1,192	$1,192
Warrant liability	$766	$766

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	As of December 31, 2012	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$5	$5

As of September 30, 2013, our conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the financial liabilities was estimated at September 30, 2013, using a Black-Scholes option pricing model with the following assumptions:

	Warrant	Conversion option
Risk-free interest rate	1.39%	0.33%
Expected lives (in years)	4.5 years	1.5 years
Expected dividend yield	None	None
Expected volatility	66.41%	53.12%

The following table presents a reconciliation for our warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2012	$5
Cancellation of warrants	(5)
Issuance of warrants	768
Change in fair value of warrant liability	(2)

Balance at September 30, 2013	$766

The following table presents a reconciliation for our conversion option liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2012	$—
Issuance of Notes	1,414
Change in fair value of conversion option liability	(222)

Balance at September 30, 2013	$1,192

15.	Subsequent events

On November 11, 2013, we entered into a Settlement and Patent License Agreement (“Settlement Agreement”) with GeoTag, Inc., pursuant to which we paid GeoTag, Inc. a license fee of $550,000 in return for a license to the ‘474 Patent, and all patent applications related thereto, and all reissue patents, continuations and continuations-in-part through the expiration of the last surviving patent related to the ‘474 Patent. In connection with the Settlement Agreement, Geotag will dismiss its claims against the Company. The Company accrued for the total settlement amount of $550,000 as of September 30, 2013.

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

Overview

We are a local media company that specializes in connecting local businesses with online consumers. We reach consumers on our proprietary sites, as well as third-party sites (collectively, “Consumer Properties”), which includes our Owned & Operated web sites such as Local.com and Krillion.com (collectively, “O&O”), as well as our network of third-party U.S. regional media websites (collectively, “Network”). We also continue to provide digital media services to our existing small and medium sized businesses (“SMBs”) acquired through our legacy direct sales business and continue to seek channel sales opportunities for these products (“Business Solutions”). We also enable third parties to distribute their advertiser listings on our Consumer Properties, from which we generates ad revenue. We generate revenue principally from display advertising and performance ad units such as pay-per-click, pay-per-call, lead generation and subscription ad units.

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

On November 11, 2013, we entered into a Settlement and Patent License Agreement (“Settlement Agreement”) with GeoTag, Inc., pursuant to which we paid GeoTag, Inc. a license fee of $550,000 in return for a license to the ‘474 Patent, and all patent applications related thereto, and all reissue patents, continuations and continuations-in-part through the expiration of the last surviving patent related to the ‘474 Patent. In connection with the Settlement Agreement, Geotag will dismiss its claims against us. We denied liability in the litigation and entered into the Settlement Agreement to put an end to litigation costs associated with this suit. We accrued for the total settlement amount of $550,000 as of September 30, 2013.

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

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings ended in December 2012). We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and nine months ended September 30, 2013, approximately 56%, of our overall traffic were purchased from other search engine websites. During the three and nine months ended September 30, 2013, advertising costs to drive consumers to our Local.com website were $7.4 million and $26.3 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2013, $5.7 million and $19.4 million were attributable to Google and $1.3 million and $5.0 million were attributable to Yahoo, respectively. During the three and nine months ended September 30, 2012, approximately 61% and 62%, respectively, of our overall traffic were purchased from other search engine websites. During the three and nine months ended September 30, 2012, advertising costs to drive consumers to our Local.com website were $15.2 million and $46.4 million respectively. Of the total advertising cost for the three and nine months ended September 30, 2012, $10.3 million and $32.1 million were attributable to Google and $4.3 million and $12.7 million were attributable to Yahoo, respectively.

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

As of September 30, 2013, and December 31, 2012, two customers, Yahoo and Google represented 69% and 61% of our total accounts receivable, respectively. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

With our decision to sell the assets of the Spreebird business unit, the carrying value of the goodwill associated with the Spreebird business was determined to be fully impaired. As a result, we recorded an impairment charge of approximately $3.0 million during the second quarter of fiscal 2013, which included goodwill of $2.6 million. Such amounts are included in discontinued operations in the accompanying statements of operations.

Stock Based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2013 and 2012, is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$26	$22	$85	$61
Sales and marketing	83	207	333	657
General and administrative	192	320	787	988
Research and development	51	63	207	163

Total stock-based compensation expense	$352	$612	$1,412	$1,869

Basic and diluted net stock-based compensation expense per share	$0.02	$0.03	$0.06	$0.08

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	69.1	75.5	71.4	73.8
Sales and marketing	9.5	15.0	11.0	15.8
General and administrative	16.6	10.4	14.3	10.2
Research and development	7.1	5.1	7.2	4.9
Amortization of intangibles	1.0	7.2	1.0	4.3

Total operating expenses	103.2	113.2	105.0	109.0

Operating loss	(3.2)	(13.2)	(5.0)	(9.0)
Interest and other income (expense), net	(2.3)	(0.5)	(2.7)	(0.4)
Change in fair value of warrant liability	(1.8)	0.3	0.3	0.2

Loss from continuing operations before income taxes	(7.2)	(13.4)	(7.3)	(9.2)
Provision for income taxes	(0.5)	0.1	0.2	0.2

Net loss from continuing operations	(6.8)	(13.5)	(7.5)	(9.3)
Loss from discontinued operations (net of taxes)	(0.7)	(2.1)	(5.4)	(12.4)
Net loss	(7.4)%	(15.6)%	(12.8)%	(21.7)%

Three and nine months ended September 30, 2013 and 2012

Revenue (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2013	(*)	2012	(*)	change	2013	(*)	2012	(*)	change
Owned and operated	$8,807	37.5%	$18,340	75.3%	-52.0%	$32,711	48.4%	$56,791	75.3%	-42.4%
Network	14,540	61.9%	4,961	20.4%	193.1%	34,413	50.9%	13,289	17.6%	159.0%
Business solutions	125	0.5%	1,064	4.4%	-88.3%	467	0.7%	5,319	7.1%	-91.2%

Total revenue	$23,472	100.0%	$24,365	100.0%	-3.7%	$67,591	100.0%	$75,399	100.0%	-10.4%

(*)	– Percent of total revenue

O&O revenue for the three and nine months ended September 30, 2013, decreased 52.0% and 42.4%, respectively, compared to the same periods in 2012. The decrease in revenue for the three and nine months ended September 30, 2013, compared to the same periods in 2012 is due to a decrease in monetization as our revenue per thousand visitors (“RKV”) decreased from $276 and $287 for the three and nine months ended September 30, 2012, to $180 and $199 for the three and nine months ended September 30, 2013, coupled with a decrease in traffic. The decrease in RKV is largely due to periodical changes to traffic provider policies and guidelines. These changes impacted both our advertising campaigns to purchase traffic and the monetization of our search results pages. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. These changes had a negative impact on our first, second and third quarter of fiscal 2013 O&O revenue and results of operations. This advertising partner also made some changes beginning in July 2013 related to bidding for mobile and desktop advertising campaigns, which further had a negative impact on our traffic and monetization of such traffic. We continue to work closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages.

Network revenue for the three and nine months ended September 30, 2013, increased 193.1% and 159.0%, respectively, compared to the same periods in 2012. The increase is primarily due to an increase in the number of network partner websites. The increase is partially offset by a decrease in organic traffic to existing partner websites due to a change in the way third party search engines index our network partner websites. A portion of the Network revenue is based on other websites for which we provide our organic and third-party ad feeds. We have experienced volatility in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. This portion of our Network revenue remains volatile. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially.

Business Solutions revenue for the three and nine months ended September 30, 2013, decreased 88.3% and 91.2%, respectively, compared to the same periods in 2012. The decrease in revenue is due to a decrease in revenue from our LEC-billed subscriber bases and a decrease in revenue from our Launch by Local product suite. The decrease in revenue from our LEC-billed subscriber bases is due to a decision by certain LEC’s to no longer provide billing services for our products and services during 2012. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suit to small and medium size businesses (“SMBs”). We will still be providing our SMB solution through our channel partners.

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2013	(*)	2012	(*)	change	2013	(*)	2012	(*)	change
Revenue from internal and outsourced sales	$125	100.0%	$596	56.0%	-79.0%	$467	100.0%	$2,727	51.3%	-82.9%
Revenue from acquired bases	—	0.0%	468	44.0%	-100.0%	—	0.0%	2,592	48.7%	-100.0%

Total sales and advertiser services revenue	$125	100.0%	$1,064	100.0%	-88.3%	$467	100.0%	$5,319	100.0%	-91.2%

Based on the above, total revenue for the three and nine months ended September 30, 2013, decreased 3.7% and 10.4%, respectively, compared to the same periods in 2012.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended September 30,		Percentage of Total Revenue Nine Months Ended September 30,
Customer	2013	2012	2013	2012
Google, Inc.	20.1%	44.3%	25.0%	45.0%
Yahoo! Inc.	56.7%	20.2%	46.2%	18.3%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended June 30,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Cost of revenues	$16,208	69.1%	$18,407	75.5%	(11.9)%	$48,253	71.4%	$55,632	73.8%	(13.3)%
Sales and marketing	2,230	9.5%	3,649	15.0%	(38.9)%	7,419	11.0%	11,940	15.8%	(37.9)%
General and administrative	3,894	16.6%	2,522	10.4%	54.4%	9,685	14.3%	7,706	10.2%	25.7%
Research and development	1,664	7.1%	1,240	5.1%	34.2%	4,900	7.2%	3,666	4.9%	33.7%
Amortization of intangibles	225	1.0%	1,754	7.2%	(87.2)%	687	1.0%	3,211	4.3%	(78.6)%

Total operating expenses	$24,221	103.2%	$27,572	113.2%	(12.2)%	$70,944	105.0%	$82,155	109.0%	(13.6)%

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2013, decreased by 11.9% and 13.3%, respectively, compared to the same periods in 2012. The decrease during the three and nine months ended September 30, 2013, compared to the same periods in 2012 is primarily due to a decrease in traffic acquisition costs associated with driving consumers to our Local.com website. The decrease is partially offset by an increase in revenue share related to network revenue. Included in cost of revenues during the third quarter of fiscal 2013 was a benefit from our assertion of certain contractual rights as it relates to our partner agreements.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2013, decreased 38.9% and 37.9%, respectively, compared to the same periods in 2012. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. The reduction in personnel related costs was partially offset by severance costs. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses. We will still be providing our SMB solution through our channel partners.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2013, increased by 57.3% and 26.6%, respectively, compared to the same periods in 2012. The increase was due to an increase in consulting and legal expense related to our efforts to secure financing as well as legal costs relating to litigation and the accrual of a legal settlement of $550,000 during the quarter ended September 30, 2013. Also included in general and administrative expense is a $154,000 credit recorded in rent expense related to the sub-lease of an idle lease facility during the second quarter of fiscal 2013. This credit is offset by a liability recorded for the idle lease facility of $256,000 in the first quarter of fiscal 2013. The Company also recorded additional bad debt expense of approximately $450,000, of which the majority related to a second tier advertising partner, all of which has been included in general and administrative expense for the third quarter fiscal 2013.

Research and development

Research and development expenses for the three and nine months ended September 30, 2013, increased by 34.2% and 33.7%, respectively, compared to the same periods in 2012. The increase is due to lower capitalization of personnel related cost as well as an increase in personnel related costs through the first three quarters of fiscal 2013.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development expense	$1,664	$1,240	$4,900	$3,666
Capitalized website development costs	$531	$413	$1,595	$1,523
Amortization of capitalized website development costs	$(648)	$(580)	$(1,893)	$(1,579)

Amortization of intangibles

Amortization of intangibles expense was $225,000 and $687,000 for the three and nine months ended September 30, 2013, respectively, compared to $1.8 million and $3.2 million for the same periods in 2012. The decrease in amortization expense was primarily due to the accelerated amortization of subscriber related intangible assets in 2012 with all subscriber related intangible assets fully amortized as of the end of fiscal 2012.

Interest and other income (expense), net

Interest and other income (expense), net were ($537,000) and ($1.8 million) for the three and nine months ended September 30, 2013, respectively, compared to ($131,000) and ($325,000) for the same periods in 2012. The increase is due to additional non-cash interest expense recorded for the debt discount of the Notes issued in the second quarter 2013, and additional monthly expense relating to deferred finance charges for the Notes. Also included in interest and other income (expense) is $723,000 related to the loss on exchange of warrants.

Provision for income taxes

Provision (benefit) for income taxes was ($109,000) and $121,000 for the three and nine months ended September 30, 2013, and $22,000 and $121,000 for the three and nine months ended September 30, 2012. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$4,847	$3,696

Working capital (deficit)	$(2,124)	$(2,391)

Cash flow highlights (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$326	$(3,747)
Net cash used in investing activities	(2,337)	(2,585)
Net cash provided by (used in) financing activities	3,162	(356)

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $4.8 million as of September 30, 2013, and $3.7 million as of December 31, 2012. We had a working capital deficit of $2.1 million as of September 30, 2013, and a working capital deficit of $2.4 million as of December 31, 2012. As of September 30, 2013, we had a total of $8.7 million outstanding on the revolving credit facility and term loan with Square 1 Bank, $5.0 million outstanding on the Convertible Notes issued in the second quarter of fiscal 2013, and $3.3 million available under the revolving credit facility. The decrease in working capital deficit is largely due to an increase in accounts receivable of approximately $4.2 million, which was mainly due to an increase in revenue, and an increase in cash of approximately $1.1 million as a result of the issuance of convertible notes. Working capital excludes the conversion option and warrant liability and includes assets and liabilities held for sale.

Net cash provided by operating activities was $326,000 for the nine months ended September 30, 2013. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities, non-cash interest expense, loss on exchange of warrants, provision for doubtful accounts and asset impairment) was cash provided of approximately $1.2 million. Changes in operating assets and liabilities used cash of $917,000 for the nine months ended September 30, 2013. Net cash used in operating activities was $3.7 million for the nine months ended September 30, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of conversion option and warrant liabilities, provision for doubtful accounts and asset impairment) was cash used of approximately $1.2 million. Changes in operating assets and liabilities used cash of $2.6 million for the nine months ended September 30, 2012.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable (including long term receivable); and changes in accounts payable. For the nine months ended September 30, 2013, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net loss	$(8,683)	$(16,351)	$7,668
Non-cash (1)	9,926	15,173	(5,247)

Subtotal	1,243	(1,178)	2,421
AR, AP and Other	(917)	(2,569)	1,652

Net cash provided by (used in) operations	$326	$(3,747)	$4,073

(1)	Includes depreciation, amortization, change in fair value of conversion option and warrant liability, asset impairment, non-cash expense related to stock-based compensation and interest, loss on exchange of warrants and provision for doubtful accounts.

Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2013, and consisted of $2.4 million of capital expenditures, primarily related to website development costs. Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2013, and primarily consisted of proceeds of $5.0 million from the issuance of secured convertible notes offset by the $1.3 million repayment of a portion of the outstanding balance on the Square 1 Bank line of credit and term loan and $527,000 of financing related cost. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2012, and consisted of $2.6 million of capital expenditures, primarily related to website development costs. There were no material financing activities for the nine months ended September 30, 2012, other than repayments on the revolving credit facility.

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

During October 2012, our largest traffic partner made changes to their policies and guidelines. These changes had a negative impact on our revenues and results of operations for the fourth quarter of fiscal 2012 and the three quarters of fiscal 2013. We are continuing to evaluate the effects of these changes to our business and are working on making the necessary adjustments to compensate for the loss of revenue and liquidity.

On January 30, 2013, the Loan Agreement with Square 1 Bank was amended to temporarily revise the terms under which we were allowed to draw the maximum amount on the Non-Formula Revolving Line.

On February 13, 2013, we executed the Fifth Amendment to the Loan Agreement with Square 1 Bank, extending the maturity date through February 3, 2015. On March 28, 2013, we executed the Sixth Amendment to the Loan Agreement with Square 1 Bank. The Sixth Amendment waives any and all violations of the Liquidity Ratio covenants prior to the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, we entered into the Seventh Amendment to the Loan Agreement. The Seventh Amendment provided for us to add as security for our obligations under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. As of September 30, 2013, we are in compliance with all covenants relating to the Square 1 Bank revolving credit facility and term loan.

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

Management believes that based upon projected operating needs, cash from operations, availability on our revolving credit facility and the issuance of Notes will be sufficient to fund our operations for at least the next 12 months. However, we continue to evaluate our operating plan and manage our costs in line with estimated revenues, including contingencies for further cost reductions if projected revenue and improvements in operating results are not fully realized. Furthermore, if the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to us in the future or that the required capital would be available on terms acceptable to us, if at all, or that any such activity would not be dilutive to our stockholders.

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

GEOTAG Litigation

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. On November 11, 2013, we entered into a Settlement and Patent License Agreement (“Settlement Agreement”) with GeoTag, Inc., pursuant to which we paid GeoTag, Inc. a license fee of $550,000 in return for a license to the
‘474 Patent, and all patent applications related thereto, and all reissue patents, continuations and continuations-in-part through the expiration of the last surviving patent related to the ‘474 Patent. In connection with the Settlement Agreement, Geotag will dismiss its claims against us. We denied liability in the litigation and entered into the Settlement Agreement to put an end to litigation costs associated with this suit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on Item 3.02 of Form 8-K filed with the Securities and Exchange Commission on April 11, 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(7)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.2(8)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 2, 2013.

10.3(9)†	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.4(10)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

10.5(11)†	AOL Advertising Insertion Order dated August 7, 2013, by and between the Registrant and AOL Advertising In.

10.6(12)†	Amendment Number Six to Google Services Agreement dated October 3, 2013, by and between the Registrant and Google Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

November 12, 2013	/s/ Heath B. Clarke
Date	Heath B. Clarke
Chief Executive Officer
(principal executive officer) and Chairman

November 12, 2013	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial
and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(7)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.2(8)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 2, 2013.

10.3(9)†	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.4(10)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

10.5(11)†	AOL Advertising Insertion Order dated August 7, 2013, by and between the Registrant and AOL Advertising In.

10.6(12)†	Amendment Number Six to Google Services Agreement dated October 3, 2013, by and between the Registrant and Google Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2013.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2013.