Form 10-K
period 2013-12-31
LOCAL Corp
filed 2014-03-28
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File require to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $34.4 million based on the last reported sale price of registrant’s common stock on June 30, 2013, as reported by Nasdaq Capital Market.

As of February 28, 2014, the number of shares of the registrant’s common stock outstanding: 23,227,207

Documents incorporated by reference: None

LOCAL CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us”, “our” or “the Company” refer to Local Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Business Overview

We are a leading technology and advertising company that provides our search results to consumers who are searching online for local businesses, products and services. Our search results consist primarily of local business listings and product listings that we aggregate, index, normalize and syndicate using our sophisticated technology platforms. We provide our search results through our flagship Local.com website, our Krillion.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of over 1,600 other websites that rely on our search syndication services to provide local search results to their own users (“Network”). We also aggregate and distribute product search results to third party partners through our proprietary Krillion® local shopping platform. We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

Our principal products include our Local.com website, which reaches approximately 20 million monthly unique visitors (“MUVs”) each month; our search syndication services, which provide either hosted business or product directories as well as display and ad feed solutions to a network of partner websites, which reach approximately 7 million MUVs and our Krillion local shopping platform.

We launched Local.com in August of 2005 and our local syndication network in July 2007. During the second quarter of 2011, we acquired Krillion, Inc. (“Krillion”) which includes a near-real-time local product search platform that enables consumers to search for products and product availability at local retailers.

We have developed our intellectual property over many years, and today we consider ourselves experts in the areas of local search, search engine marketing, search engine optimization, search syndication/analysis and reporting at large scale, internet indexing and product data normalizing and indexing. We have been issued twelve patents and have a number of applications pending.

Our Consumer Properties includes our O&O business and our Network business. O&O accounted for 46% of our revenue in 2013 and Network, our most profitable revenue source, accounted for 53% of our revenue in 2013. At the beginning of 2013, we ceased our direct SMB sales efforts, recording an immaterial amount of revenue relating to this business unit for fiscal 2013.

We develop and deploy new products, technologies and services across our business in order to enhance the experience of our users, and the value to our partners and our advertisers. Two important performance indicators for our business are our reach to consumers, and the rate at which we monetize that reach using ads. We have had great success in growing our reach, ending 2013 at or near records of mobile search traffic. However, during 2013 we experienced monetization declines due to both declines in revenue per click from our largest ad partner and due to ad policy changes from our largest source of traffic.

Industry Overview

The Local Search Market

According to BIA/Kelsey, U.S. local online advertising revenue will reach approximately $137.5 billion in 2014. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests – such as entering “florists in Irvine, CA.” In addition, BIA/Kelsey estimates that the local search market in the U.S. will grow from $6.3 billion in 2013, to $8.6 billion by 2017.

The Mobile Shopping Opportunity

The consumer shift to mobile devices presents a tremendous opportunity for us. Today, consumers are using their mobile devices more than ever before to search for local products and services. In fact, our research says that over 76% of consumers access local retail store information from their smartphone. Per Forrester Research, the online to offline market opportunity is 5X greater, than everything sold online today. The market for web influenced sales to the retail store is almost $690 billion.

Why Local Search Matters

Consumers who conduct local searches for businesses and products on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet users. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like Local.com, our Network partner websites and other third party partner websites.

Our Local Solution

We believe that our local search results delivered to our Local.com website and app and our Network partners, as well as to third party partners through our Krillion platform, provide the following benefits to consumers using our services, our Network publishing partners, and advertisers (whether our own or our partners):

•	Access to a Large Number of Local Business and Product Listings and Local Content. With over 12 million local businesses indexed and approximately 3 million localized products using our proprietary technology, we offer users of our websites and Network partner websites and our third party partners with a resource for local businesses and products in their area, including various photographs, user ratings and reviews, video, product information, inventory information, coupons and hours of operations, among other things. We believe that our ability to aggregate this content and deliver relevant, targeted results in response to user search queries ensures our users and those accessing our partner websites with a good experience when using our services. When an advertiser’s targeted ad listing is combined with a large pool of similarly targeted ad listings, we believe our advertisers have a better chance of reaching their target audience. Additionally, we believe the combination of user and advertiser satisfaction with our local search service is important to the acceptance of our service by our Network partners and the success of our Local.com website and Krillion local shopping platform.

•	Access to a Desirable Demographic of Decision-Makers. Our patented and proprietary technology allows us to consolidate an amalgamated and disparate set of local business and product listings, information and other data and combine it into a targeted, highly relevant results-set, which is presented in a useful and compelling manner.

•	Targeted Advertising. We believe that search-based advertising delivers a more relevant list of businesses, products and services for our users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer. By providing access to our users via performance, display and subscription ad units, businesses can target consumers at the exact time a consumer has demonstrated an interest in what that business has to offer. As a result of our core demographic, we believe that local and commercial searches performed on Local.com tend to convert into buying customers at a higher rate than many other types of search traffic. As a consequence, there is competition from third-parties to place their advertiser listings on our website, which along with our direct advertisers and growing local display advertising offerings drives monetization of our traffic. We believe that our users’ propensity to buy correlates with the value of our traffic, and explains, in part, why Local.com monetizes its search traffic at higher levels than other types of search traffic.

Consumer Properties

Our Network, which reaches over 7 million MUVs, is our largest source of revenue and is our largest gross margin business by percentage and in real dollars. Our product is a nationwide database of local business and product listings along with ad feeds which monetize those listings. We provide our product in the form of a hosted solution or via an ad feed solution. Our hosted solution is designed to generate search engine optimization (“SEO”) traffic to our partners’ sites and this helps those partners to increase their reach to new online users. As with Local.com, we monetize those users with ads placed alongside our content and we share revenue generated from those ads with our partners. Our ad feed solution is provided to sites that prefer to maintain their own look-and-feel and we share revenues in a similar fashion. Our Network consists of over 1,600 partner websites, such as local newspaper, television websites and other third party online publishers. We have a twelve month auto-renewing agreement terms with the majority of our partners. Our Network enables us to reach a larger audience than we can reach through our Owned and Operated properties and platforms alone.

O&O, consisting of Local.com, is our second largest source of revenue and reaches approximately 20 million MUVs. Our product is our Local.com search engine, which is a top site in the United States by traffic and provides our users with relevant local business listings, product and services, among other things. Consumers reach Local.com by coming directly to our site or via our SEO efforts, which means they find our listing using the major search engines. The majority of our users find us via search engine marketing (“SEM”) campaigns on the major search engines. We generate ad revenues from those users by placing a variety of ad products alongside the search results we display to our Local.com users, regardless of how our users found us.

Our Strategy

We believe that we are at the forefront of a large and long-term business opportunity presented by the shift of local marketing budgets from traditional media formats to digital media formats and to mobile. Our strategy for pursuing this opportunity includes the following key components:

•	Increase growth drivers. Key to driving our growth is: the expansion of both our reach (the number of MUVs we serve) and the monetization of that reach (how much ad revenue we generate from those users) across desktop and mobile.

•	Diversify product offerings and revenue sources. Over the last few years, we have taken steps to diversify our revenue sources, while maintaining our focus on local offerings through various acquisitions and initiatives, including the acquisition of Krillion in 2011, which provides local shopping data, such as location-based product data and in-stock availability. We also recently launched several new initiatives and ad formats, including our pre-roll video ad network and our pay-per-call ad network in our efforts to diversify our offerings and revenue sources. Our development and acquisition efforts also represent a point of differentiation from an increasingly crowded field in online advertising. We believe that a diversity of offerings will differentiate us from certain of our competitors that may offer only one or two of our services, but not the full suite of our product offerings which we believe appeals to our customers and partners alike.

•	Increase organic traffic. Our O&O growth strategy continues to be focused on increasing organic traffic to our websites, which includes organic and SEO traffic and expanding the monetization of the users we reach today. We believe that adding more content, such as product pricing and inventory information from Krillion, and presenting that content in a useful way to our users, will ultimately drive more organic and SEO traffic over time, both of which are our high margin traffic sources, compared to SEM sourced traffic. We plan to add more content to the website by launching verticals that appeal to our core demographic – for example: shopping; education; and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com website receives, we may be able to reduce our reliance on lower-margin traffic we acquire from other search engines.

•	Add new targeted brands, products and services. We also expect to add new brands, products and services to our O&O business unit over time. Additionally, we anticipate that much of the content we develop or acquire for our own O&O properties may also be useful to enhance the product and content offerings we make to our Network partners. In December 2012, we announced the launch of certain vertical sites that focus on lead generation opportunities and expand our monetization methods and in January 2013, we announced the launch of the United Kingdom (“UK”) version of our Local.com site to expand the geographic footprint of our offering.

•	Optimize monetization. As an ongoing initiative, we continuously look to optimize the monetization of traffic reaching our domains. In particular, we apply scientific methodology when testing new user experiences that lend to both higher monetization/margin opportunities as well as an enhanced user experience. In addition, we are leveraging the data from Krillion as another method of monetization across our properties.

•	Add Network websites and expand Network content. Our Network growth strategy includes: adding new websites; expanding the content and products available to our Network partners; growing the user base of our existing products through SEO efforts and content expansion; and improving our overall monetization per visitor through continued page optimization. We believe that expanded distribution increases our value in the local search ecosystem, thereby attracting new advertisers. This, in turn, allows us to compete for expanded distribution, creating what we feel is a virtuous cycle, with strategic defensibility originating from our significant base of traffic on our O&O properties.

•	Deploy new products on the Network. We continue to develop new products for our Network partners with the intention of driving additional revenue and creating many new opportunities and channels with the intention of building a stronger and more defensible long term relationship with our Network partners.

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

•	Local.com Website and App. Local.com reaches approximately 20 million MUVs and provides users with relevant local business listings, product and services, among other things. Consumers reach Local.com by coming directly to our site or via our SEO efforts. The majority of users find Local.com and its app via SEM campaigns on the major search engines. We generate ad revenues from those users by placing a variety of ad products alongside the search results we display to our Local.com users, regardless of how our users found us.

•	Hosted Network. Our syndication network consists of over 1,600 partner websites and reaches over 7 million MUVs. Our Network product is a nationwide database of local business and product listings along with ad feeds which monetize those listings. We provide our product in the form of a hosted solution designed to generate SEO traffic to our partners’ sites and this helps those partners to increase their reach to new online users. As with Local.com, we monetize those users with ads placed alongside our content, and we share revenue generated from those ads with our partners.

•	Syndication Network. Our syndication network product is a nationwide database of local business and product listings along with ad feeds which monetize those listings provided via a feed solution. Our ad feed solution is provided to sites that prefer to maintain their own look-and-feel, and we share revenues with those partners based on how consumers on their sites interact with the ad feeds.

•	Display and Pre-Roll Video Networks. Our display and pre-roll video networks provide advertisers with additional reach and exposure for their brands through distribution of customized display and pre-roll ads through networks of industry-leading content publishers and sites. The growing networks distribute relevant and targeted display and video content from hundreds of advertisers to consumers on hundreds of top sites, including the Company’s flagship Local.com site. The network provides advertisers with impression-level targeted buying, brand-safe inventory access and advanced audience personalization capabilities.

•	Pay-Per-Call Network. Our new pay-per-call lead generation network connects online and on-the-go consumers searching for local businesses and services in specific categories with relevant advertisers who provide those services via pay-per-call ads. Based on the valuable pay-per-call ad model, the network provides advertisers with a new channel to generate quality consumer leads in local markets and convert them to customers via mobile.

•	Krillion® Local Shopping Platform. Our next generation, enterprise-ready Krillion local shopping platform, is one of the largest and most comprehensive in the industry with approximately 120,000 retail store locations and 3 million localized products.

More and more consumers are searching for products directly rather than searching for a business that may sell the product. For example, an on-the-go consumer might search directly for a “Samsung LED TV” on his or her smartphone. Krillion can power the result set for all the retailers who sell that particular TV near that consumer’s location, including the current price by retailer and information as to whether the product is in stock at a particular store location. Krillion also provides detailed store information, including contact information, hours of operation, driving directions and dynamic maps for the retailers who carry that product. We believe our Krillion implementation offers a new advertising strategy to drive more consumers into retail stores and overcome growing competitive pressures from online-only retailers.

Our plan for the Krillion platform centers on retailer coverage, product listing distribution and monetization. We continue to work directly with national and regional retailers to broaden our data coverage. We have also developed plans to define and secure additional distribution partners, including making our API available to developers and publishers for use within their own apps and sites. We are also testing various ad formats utilizing our product data with some of our largest partners, including CPC and CPM ad units. We believe the ability to provide relevant product results are highly valuable to retailers seeking to attract on-the-go consumers, who are further along the path to purchase.

•	Havvit Shopping App. We launched our Havvit shopping app, which is powered by our Krillion platform, at the end of 2013. Havvit, one of the first shopping apps of its kind designed for iOS® 7, enables consumers to find products near them, track savings, compare prices and ultimately to make a purchase. The Havvit app showcases just one of the many ways our shopping data can be utilized by consumers. We anticipate the next version of the Havvit app, which is powered by Krillion, will be released sometime in the first half of 2014, and will include an in-stock availability feature. Additionally, we expect to release a HTML5 mobile responsive companion desktop site, which will enable Havvit to work across other devices and operating systems, including Android.

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our partners. In addition to our Krillion and other technology platforms, we rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2013, we had 19 employees in product and technical development.

Our research and development expenses were $6.6 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.

Keyword DNA™/Web Indexing Technology

Our Keyword DNA and patented web indexing technologies are our proprietary methods for indexing large amounts of data, and are critical to Local.com. Our technology enables consumers to search for products and services in their local area. Our technology then attempts to locate the appropriate business listings by searching as many different data sources as directed to provide highly relevant results. Unlike other search engine technologies, our web indexing technology is designed to return only the businesses that supply, or are likely to supply, the appropriate product or service in a given geographic area. Keyword DNA does not return results based upon information that may appear on a website. We believe that our methodology increases the relevancy of geographically targeted search results.

Competition

The online local advertising market is intensely competitive. Our competitors include the major search engines, Google, Inc. (“Google”), Yahoo!, Inc. (“Yahoo”), and Microsoft Corporation’s (“Microsoft”) Bing (“Bing”), as well as online directories and city guides, such as Yellowpages.com and Dex. We partner with many of our competitors. We believe that increasingly more companies will enter into the local advertising market, especially local search. Also, as we enter new business lines, we will have new competitors to consider in those business lines. This would include companies that provide local shopping platforms and solutions, including companies such as Retailigence. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own local advertising services. We believe that the principal competitive factors in our local advertising market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, data quality, quality of tools, quality of editorial review and reliability and speed of fulfillment of advertising needs and requirements across the Internet infrastructure.

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

Local online search and more specifically local mobile search is still growing at a fast pace, and as a result, it is difficult to determine our current market share, or predict our future market share. However, we have a number of competitors with greater experience and resources than we have, including Google, Yahoo and Microsoft, among many others, that have announced an intention to increase their focus on local search with regard to U.S. online advertising.

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

Major Customers

We have two customers that each represents more than 10% of our total revenue. Our largest advertising partner, Yahoo, represented 46% and 21% of our total revenue for the years ended December 31, 2013 and 2012, respectively. Our second largest advertising partner, Google, represented 26% and 44% of our total revenue for the years ended December 31, 2013 and 2012, respectively. Our relationship with Google, which began in August 2011, extends through September 2015 and our relationship with Yahoo continues until October 2017, subject to certain early termination provisions in both cases. As with each of the above, generally all of our partners are short term in nature. There can be no assurance that our agreements with Google, Yahoo, or any of our other partners, will be renewed upon, or prior to, their scheduled expiration. If those agreements are renewed, there can be no assurance that it will be on terms as favorably as those we currently have with such partners. If those agreements are not renewed, there can be no assurance that we will be able to find alternative partners on terms as favorable as those we currently have, if at all. The loss of Google and/or Yahoo as a partner and a failure to find a comparable replacement would have a material adverse effect on our operating results.

During October 2012, Google made certain changes to their policies and guidelines. These changes had a negative impact on our fiscal 2013 O&O revenue and results of operations. Google also made some changes beginning in July 2013 related to bidding for mobile and desktop advertising campaigns, which further had a negative impact on our traffic and monetization of such traffic. While we continue to pursue strategies that will minimize the impact of lowered monetization from any of our advertising partners, we cannot give assurances that our efforts will be successful. If we are unable to maintain our anticipated level of monetization from our advertising partners in the near term, or successfully diversify our revenues to sources outside of the search marketing industry in general, our business and financial results may be materially harmed.

Major Suppliers and Advertising Costs

We advertise on other search engine websites, primarily google.com, but also yahoo.com and bing.com and others, by bidding on certain keywords we believe will drive consumers to our Local.com website. During the year ended December 31, 2013, approximately 57% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2013, advertising costs to drive consumers to our Local.com website were $35.9 million, of which $27.4 million and $6.1 million was attributable to Google and Yahoo!, respectively. During the year ended December 31, 2012, advertising costs to drive consumers to our Local.com website were $57.3 million of which $39.7 million and $15.4 million was attributable to Google and Yahoo, respectively. We are dependent on the advertising we do with other search engines, especially Google and Yahoo, to drive consumers to our Local.com website in order to generate revenue from searches and other actions they may undertake while at Local.com. If we were unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer. While our strategy is to decrease our dependence on advertising with other search engines by diversifying our revenue streams outside of the search engine marketing business, as well as by growing our organic traffic through repeat usage, better content, and increased search engine optimization efforts, we cannot guarantee that these efforts will be successful or that we will not remain dependent on advertising with other search engines to secure the large majority of consumers who visit Local.com.

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

We own the registered trademarks for “Local.com,” “Krillion,” “Keyword DNA,” “Local Promote,” “Local Connect” and “Pay Per Connect,” among others, in the United States. We may claim trademark rights in, and apply for registrations in the United States for a number of other marks.

We have been issued twelve patents by the United States Patent and Trademark Office:

•	Methods and Systems for a Dynamic Networked Commerce Architecture which was issued on June 13, 2006, and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office (“USPTO”) is February 26, 2023;

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols which was issued on April 3, 2007, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 25, 2024;

•	Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searching Based on User Location which was issued on June 12, 2007, the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 3, 2025;

•	Methods and Systems for Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on September 29, 2009, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 3, 2026;

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on May 11, 2010, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is July 30, 2023;

•	Methods and Apparatus Providing Local Search Engine, which was issued on October 26, 2010, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 25, 2026;

•	System and Method for Generating a Search Query Using a Category Menu, which was issued on February 15, 2011, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 4, 2023;

•	System for Providing Localized Shopping Information, which was issued on October 4, 2011, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is June 11, 2027;

•	Search Engine and Indexing Techniques, which was issued on May 8, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is September 22, 2030;

•	Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on November 6, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is July 8, 2023;

•	System and Method for Bulk Web Domain Generation and Management, which was issued on November 13, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is March 12, 2030; and

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on January 22, 2013, and the expiration date of which was determined based on a patent term adjustment as calculated by the USPTO is April 5, 2027.

We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments, including pay per call advertising. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects.

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

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability, if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include: The Digital Millennium Copyright Act of 1998; The Communications Decency Act of 1996; The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations); The Protect Our Children Act of 2008; and The Electronic Communications Privacy Act of 1986, any amendments to each of the foregoing, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act, we could be exposed to costly and time-consuming copyright litigation.

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

Employees

As of December 31, 2013, we had 88 employees, all of whom were full-time employees: 19 were engaged in research and development; 29 in sales and marketing; 12 in cost of revenues; and 28 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. Historically, during the fourth quarter, it is more difficult for us to acquire traffic. During the fourth quarter, other advertisers significantly increase their bid prices to acquire traffic for the holiday season, while we generally keep our bid prices consistent throughout the year. As a result, we typically acquire less traffic to our websites from our SEM efforts during the fourth quarter. The increase in bid prices is offset by an increase in CPM billings during this period. Additionally, online consumer traffic is generally lower in the third quarter, the summer months, as consumers are on vacation and spending less time on the Internet. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999, we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation. On September 14, 2012, we changed our name to Local Corporation. In addition to Local Corporation, we also currently operate under the name Local.com, which is a registered tradename of Local Corporation. Our website is located at http://www.local.com. Our investor relations website is located at http://ir.local.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we have electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

As of December 31, 2013, we had cash of $5.1 million. We may be required to raise additional capital to permit us to conduct our business and to achieve our strategic growth opportunities. If we are required to raise additional capital, we cannot ensure that additional funding will be available, or if it is available, that it can be obtained on terms and conditions we will deem acceptable. Our business is subject to risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we needed to raise additional capital and were unable to do so, we may not be able to continue our business as currently contemplated. If this were to happen our shares could lose all or substantially all of their market value.

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

On August 3, 2011, we entered into a Loan and Security Agreement with Square One Bank, replacing our debt facility with Silicon Valley Bank, which we terminated on July 29, 2011. The Square One Agreement, as amended, provides us with a revolving credit facility of up to $12.0 million. The maturity date of the facility is April 2, 2015. As of December 31, 2013, we had $9.2 million in borrowings outstanding under the facility.

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement pursuant to which we sold $5.0 million in convertible subordinated notes (the “Notes”). The maturity date for the Notes is April 10, 2015. As of December 31, 2013, $5.0 million of the Notes remained outstanding.

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

Under the Square One Agreement, as amended, we must meet certain financial covenants during the term of the facility, including (i) maintaining a minimum liquidity ratio of 1.25 to 1.0, which is defined as cash on hand plus the most recently reported borrowing base divided by outstanding bank debt, and (ii) certain Adjusted EBITDA covenants, as more particularly described in the Square One Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent our projections of financial results). As of December 31, 2013, we were in compliance with our covenants with Square One. However, if we are unable to comply with our financial covenants, the lender may declare an event of default under the Square One Agreement, in which event all outstanding borrowings would become immediately due and payable. We do not presently and cannot assure you that we would have sufficient cash on hand to repay such outstanding borrowings if an event of default were declared under the Square One Agreement.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, we have made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	our ability to meet our current projections with respect to our results of operations;

•	our ability to continue to monetize our O&O and Network sites at present levels or better;

•	our ability to maintain traffic levels to our O&O and Network sites at present levels or better;

•	our ability to control expenses effectively, including through any fluctuations in our financial performance;

•	our ability to comply with our debt covenants to Square 1 Bank; and

•	the potential for additional, unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs, and development costs.

In our liquidity assessment, we assumed that our operations will continue without further disruptions through the next twelve months, including disruptions of the sort we recently experienced in the first half of 2011, the second half of 2012, and throughout 2013 in which changes made by our primary search monetization partners, primary traffic acquisition partners, and major search engines that index our content affected the RPC we received for advertisements on our sites, our ability to buy traffic for our sites, and the levels of organic traffic received by our sites. We intend to support operations and repay obligations with one or more of the following: cash on hand; cash from operations; credit line extensions; additional debt; and offerings of our securities.

It is possible that the actual outcome of one or more of our plans could be materially different than expected, or that one or more of our significant judgments, or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third-party financing is not available, substantial doubt could exist about our ability to continue as a going concern.

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

We have a history of losses. We had a net loss of $10.4 million for the year ended December 31, 2013. We also had an accumulated deficit of approximately $104 million at December 31, 2013. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Two of our partners, Google and Yahoo, have historically provided a substantial portion of our revenue and the loss of either Google or Yahoo would have a material adverse effect on our operating results.

For the year ended December 31, 2013, we had two customers that each represented more than 10% of our total revenue. Google and Yahoo represented 26% and 46% of our total revenue, respectively, in 2013.

Additionally, our contracts with advertising partners are generally short term in nature. For example, Google’s contract expires in September 2015, whereas Yahoo’s contract expires according to its terms in October 2017, subject in both cases to earlier termination rights under certain circumstances. Upon expiration of these agreements, there can be no assurance that they will be renewed, or if these agreements are renewed, that we would receive the same or better economic benefits as we do under the current agreement, or involve the same amount of use of our paid-search services as currently used, or contain the same rights as they currently do, in which case our business and financial results may be harmed. Additionally, there can be no assurance that if we enter into an arrangement with alternative advertising partners, the terms would be as favorable as those under the current Google or Yahoo agreements. Even if we were to enter into an arrangement with alternative advertising partners with terms as or more favorable than those under the current agreements with Google and Yahoo, such arrangements might generate significantly lower search advertising revenues for us if the alternative advertising partners are not able to generate advertising revenues as successfully as Google and Yahoo currently generate.

Two customers account for a significant portion of our accounts receivable and the failure to collect from these customers would harm our financial condition and results of operations.

Two of our customers that do not pay in advance, Yahoo and Google, have and for the foreseeable future will likely continue to account for a significant portion of our accounts receivable. At December 31, 2013, Yahoo and Google represented 60% of our total accounts receivable. Yahoo and Google’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com, the loss of the ability to acquire traffic and increases in the amounts paid to acquire such traffic or otherwise generate revenues could have a materially adverse effect on our financial results.

We advertise on other search engine websites, primarily google.com, but also yahoo.com and msn/bing.com, among others, by bidding on certain keywords we believe will drive traffic to our Local.com website. For the year ended December 31, 2013, approximately 57% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites. During the year ended December 31, 2013, advertising costs to drive consumers to our Local.com website were $35.9 million of which $27.4 million was attributable to Google and $6.1 million was attributable to Yahoo. Any decreases in the breadth or depth of advertising available for display or any increase in our traffic acquisitions costs could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed.

In 2013, we experienced ad policy change from our largest monetization partners which negatively impacted the amount of traffic we could acquire and lower revenue as a result. Additionally, we experienced algorithmic changes from a major search engine that affected organic traffic levels across our Network, which caused a negative financial impact to both our revenue and net income results. We are working to adjust to these changes, but there can be no guarantees that our efforts will be successful or reverse the negative impact of these changes.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements, which could materially affect our advertising revenue. If we are unable to maintain our anticipated RPC rates, it will have a material adverse effect on our financial results.

Our advertising partners, such as Google and Yahoo, may unilaterally change how they value our inventory of available advertising placements for any number of reasons, including changes in their services, changes in pricing, algorithms or advertising relationships. We have little control over such decisions. If our advertising partners pay us less for our advertising inventory, our advertising revenue would be materially adversely affected. For example, in the first half of 2011, in connection with Yahoo’s integration of its advertising service with Bing, we experienced a material reduction in the revenue per click that Yahoo paid for clicks on their advertisements on our websites; a reduction which began in 2010. The material reduction in RPC from Yahoo had a material adverse effect on our revenue and earnings results for the first half of 2011. Beginning in August 2011, we added Google to our mix of advertising partners, which improved our overall RPC. In August 2012, we began to experience a reduction in RPC from Google which had a material adverse effect on our revenue and earnings results for the second half of 2012 and continuing into 2013.

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

The online paid-search market and local search market is intensely competitive. Our primary current competitors include Yahoo, Microsoft, Google and online directories, such as Yellowpages.com. Other competitors in the local search market may emerge. For example, Facebook Inc. (“Facebook”) now has a Graph Search tool which allows users to access the interests and opinions of friends regarding local places, movies and interests and which may emerge as a significant competitor to our current offerings. We believe that the principal competitive factors in our local advertising market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, quality of tools, quality of editorial review and reliability and speed of fulfillment of advertising needs and requirements across the Internet infrastructure. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners on which our business is substantially dependent may view us as a threat to their own internal paid-search services. We also compete with other online advertising services as well as traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, sales, personnel and other resources than we do. Our competitors may secure more favorable revenue sharing agreements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry and the online advertising industry has experienced consolidation, including the acquisitions of companies offering paid-search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid-search services. If these industry trends continue, or if we are unable to compete in the paid-search market, our financial results may suffer.

We rely on our advertising partners to provide us access to their advertisers, and if they do not, it could have an adverse impact on our business.

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com and our network partners in order to generate revenue when a consumer click-through or other paid event occurs on our advertising partners’ sponsored listings. For the year ended December 31, 2013, 97 percent of our revenue was derived from our advertising partners. Some of our agreements with our advertising partners, such as Google, are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition could suffer.

Our advertising partners may impose editorial restrictions on how we display the advertiser listings they provide to us, including the content and structure of the web pages on which such advertiser listings appear. If we fail to comply with these restrictions, our advertising partners may cease providing us with access to their advertisers, which would have an adverse impact on our business. If we comply with these restrictions, our ability to maximize the monetization of our web pages could be materially adversely affected, which would have an adverse impact on our business.

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

For our services to be successful, we need to deliver consumers to advertisers’ websites that are valuable to such advertisers. If we do not meet advertisers’ expectations by delivering quality traffic, then our advertising partners may pay us less per click or cease doing business with us altogether, which may adversely affect our business and financial results. We compete with other web search services, online publishers and high-traffic websites, as well as traditional media such as television, radio and print, for a share of our advertisers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to paid-search. Acceptance of our advertising offerings among our advertisers and advertising partners will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our services in the future, our financial results may suffer.

More people are using devices other than personal computers to access the Internet and accessing new platforms to make search queries. If we are not successful in developing solutions that generate revenue from our mobile website and other mobile offerings, or those solutions are not widely adopted, our results of operations and business could be materially adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as netbooks and tablets, is increasing dramatically. The lower resolution, functionality, and memory associated with some alternative devices make the use and accessibility of our services through such devices more difficult and the versions of our services developed for these devices may not be compelling to consumers, advertisers or retailers. In addition, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our share of the search market over time. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our services and developing competitive new services. We expect to continue to devote significant resources to the creation, support, and maintenance of our services across multiple platforms. If we are unable to develop services that are more compatible with alternative devices and platforms, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.

At the same time, it is important that any services that we develop do not adversely affect our users’ experience, even if they might result in increased short-term monetization. We have limited experience with mobile advertising. If we fail to develop effective advertising solutions, if our solutions alienate our user base, or if our solutions are not widely adopted or are insufficiently profitable, our business may suffer. Additionally, as alternative devices and platforms are released, it is difficult to predict the problems we may encounter in developing services for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products.

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

From time to time, we may acquire businesses or assets, which may not be successful, may negatively impact our results and which pose risks with respect to integration and performance.

In recent years, we have undertaken the acquisition of a number of assets and businesses, including Octane360 in July 2010, iTwango in January 2011, Krillion in April 2011, Rovion in May 2011 and SMG in July 2011. We have subsequently exited each of these businesses, except Krillion. There can be no assurance that we will be able to successfully integrate any business we acquire into our operations or that our operation of these acquisitions will be successful.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We performed a Section 382 study during the fourth quarter of 2010 and determined that the company has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the company, the identified ownership changes had no material impact to the amount of net operating loss that can be carried forward to the future years. Any future ownership change may impact our ability to utilize the net operating loss carryforwards in the future year. At December 31, 2013, we had federal and state income tax net operating loss carryforwards of approximately $74.4 million and $71.6 million, respectively. The federal and state net operating loss carryforwards will expire through 2031 unless previously utilized.

We may incur impairment losses related to goodwill, other intangible assets and other assets which could have a material adverse effect on our financial results.

As a result of our acquisition of Inspire Infrastructure 2i AB, the purchase of Local.com domain name, the Atlocal asset purchase, the acquisition of PremierGuide, Inc., the acquisitions of Simply Static, LLC (doing business as Octane360) and Krillion, we have recorded substantial goodwill and intangible assets in our consolidated financial statements. We are required to perform impairment reviews of our goodwill and other intangible assets, which are determined to have an indefinite life and are not amortized. Such reviews are performed annually or earlier if indicators of potential impairment exist. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

During the three months ended June 30, 2012, we recorded an impairment charge of $6.5 million, which consisted of the impairment of goodwill, intangible assets and capitalized software related to the Spreebird business unit. During the three months ended December 31, 2012, we recorded an additional impairment charge of $4.1 million, which consisted of impairment of goodwill related to the Spreebird business unit. With the Company’s decision to sell the assets of its Spreebird business unit in the second quarter of fiscal 2013, the carrying value of the goodwill associated with the Spreebird business was determined to be fully impaired. As a result, the Company recorded an impairment charge of approximately $3.1 million during the second quarter of fiscal 2013, which included goodwill of $2.6 million.

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

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel. While we have employment agreements with our key executive officers and certain key personnel, each of these may, however, be terminated with 30 days’ notice by either party. No key man life insurance has been purchased on any of our executive officers. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

By the end of 2012 we were no longer able to bill our legacy monthly subscribers through LEC. This change could impact the collectability and or delay the collection of our LEC related receivables in the future. All or a portion of LEC related receivables may not be collectible in the future. During the three months ended December 31, 2012, we recorded a LEC receivable reserve of $1.4 million and during the three months ended December 31, 2013, we recorded an additional charge of $1.7 million to fully reserve our outstanding LEC related receivable. The reserve was due to the cessation of billing for these services by LECs and the expectation that these receivables will be subject to a longer collection cycle, if they are collectable at all. Any inability to collect LEC related receivables could have a material adverse impact on our financial condition and results of operations.

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

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology, our Local Connect search and advertising platform, and our Krillion technology platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued twelve patents and have seven patent applications pending related to a variety of business and transactional process associated with paid-search, other cost-per-action advertising models in different environments, and localized shopping data. We cannot assure you that any of the patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. We own the trademarks for Local.com, Krillion, Pay Per Connect, Local Promote, Local Connect and Keyword DNA, among others, in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

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

Our systems and operations are vulnerable to damage or interruption from natural disaster and man-made problems, including fires, floods, earthquakes, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. As an example, if we were to experience a significant natural disaster, such as an earthquake, fire or flood, it likely would have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for all of the losses we incur. Additionally, our servers may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or customer data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Southern California area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide customer service, such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results and financial condition.

Tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Federal, state or international laws or regulations applicable to our business could adversely affect our business.

We are subject to a variety of existing federal, state and international laws and regulations in the areas of advertising, content regulation, privacy, consumer protection, defamation, child protection, advertising to and collecting information from children, taxation and billing, among others. These laws can change, as can the interpretation and enforcement of these laws. Additionally, new laws and regulations may be enacted at any time. Compliance with laws is often costly and time consuming and may result in the diversion of a significant portion of management’s attention. Our failure to comply with applicable laws and regulations could subject us to significant liabilities which could adversely affect our business. Specific federal laws that impact our business include: The Digital Millennium Copyright Act of 1998; The Communications Decency Act of 1996; The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations); The Protect Our Children Act of 2008; the Credit Card Accountability Responsibility and Disclosure Act of 2009; and The Electronic Communications Privacy Act of 1986, and any amendments thereto. Additionally, there are a number of state laws and pending legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with applicable laws or regulations we could be subject to significant liability which could adversely affect our business.

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

As of February 28, 2014, we have 3,375,473 options to purchase our common stock outstanding at a weighted average exercise price of $4.17, 247,855 restricted stock units (“RSUs”) outstanding, and 766,268 warrants to purchase our common stock outstanding at a weighted average exercise price of $2.03. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. In addition, the exercise of options and warrants, and the vesting of RSUs and PSUs, will cause dilution to our existing shareholders. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or commercial agreements or in connection with other financing efforts.

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

As of December 31, 2013, we had outstanding 23,037,738 shares of common stock, of which our directors and executive officers owned 214,154 shares as of December 31, 2013, which are subject to the limitations of Rule 144 under the Securities Act.

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

By way of illustration, the following table sets forth the impact of a subsequent issuance of Common Stock by us at approximately 25%, 50% and 75% of the current conversion price of $2.01 in which the total value of such subsequent issuance of Common Stock is valued at $1,000,000, $5,000,000 or $10,000,000:

Issuance Value	Issuance Price	Number of Shares to be Issued Upon Conversion of Notes
	$1.50	2,505,564
$1,000,000	$1.00	2,541,037
	$0.50	2,576,510
	$1.50	2,570,508
$5,000,000	$1.00	2,733,959
	$0.50	2,897,410
	$1.50	2,638,637
$10,000,000	$1.00	2,936,343
	$0.50	3,234,049

Accordingly, if these provisions are triggered, then potentially material additional dilution to the existing stockholders of the Company may occur and the ability of the Company to complete a subsequent financing to fund its future operating needs could be materially adversely effected.

The Notes issued in April 2013 contain provisions which allow us to pay our interest obligations under the Notes in shares of Common Stock discounted to the current market price.

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

Our executive and administrative offices are located at 7555 Irvine Center Drive, Irvine, CA 92618, where we lease approximately 34,612 square feet of space in a two-story office building. Our current monthly rent is $40,496, subject to annual increases. Our lease for this space ends in July 2015. We also lease approximately 4,921 square feet of space located at 840 Apollo Street, El Segundo, CA 90245, a three story building. Through December 2012, we utilized this space for our Launch By Local SMB product fulfillment personnel. We currently pay $10,168 in base rent for the El Segundo office, which is subject to annual increases through February 2015 when the El Segundo lease expires. We have since consolidated all of our operations into our Irvine offices and have entered into a sublease agreement for the El Segundo facility, whereby we received monthly rental payments of $8,144 through the end of the lease term.

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

GEOTAG Litigation

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against us and others in our sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleged that we infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of our website at www.local.com. On November 11, 2013, we entered into a Settlement and Patent License Agreement (the “Agreement”) with GeoTag, Inc., pursuant to which we agreed to pay GEOTAG, Inc. a license fee of $550,000 in return for a license to the Licensed Patents (as defined in the Agreement), including United States Patent No. 5,930,474, all patent applications related thereto, and all reissue patents, continuations and continuations-in-part through the expiration of the last surviving patent among the Licensed Patents. In connection with the Agreement, Geotag dismissed its claims against the Registrant.

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

	High	Low
Year ended December 31, 2012:
First quarter	$3.21	$2.16
Second quarter	$2.64	$2.21
Third quarter	$2.45	$1.42
Fourth quarter	$3.00	$1.84
Year ended December 31, 2013:
First quarter	$2.37	$1.55
Second quarter	$1.96	$1.53
Third quarter	$2.30	$1.44
Fourth quarter	$2.07	$1.56

Holders

On February 28, 2014, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $1.59 per share and the number of stockholders of record of our common stock was 60.

Dividends

We have never declared or paid any cash dividends on our capital stock. In addition, our agreements with Square One Bank and our subordinated convertible note holders restrict the payment of dividends. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, and such other factors as our board of directors deems relevant.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 12 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

Unregistered Securities

None.

Repurchase of Securities

We did not repurchase any shares of our equity securities during the fourth quarter of the year ended December 31, 2013.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading technology and advertising company that provides our search results to consumers who are searching online for local businesses, products and services. Our search results consist primarily of local business listings and product listings that we aggregate, index, normalize and syndicate using our sophisticated technology platforms. We provide our search results through our flagship Local.com website, our Krillion.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of over 1,600 other websites that rely on our search syndication services to provide local search results to their own users (“Network”). We also provide digital media services to our existing small and medium sized businesses (“SMBs”) acquired through our legacy direct sales business and continue to seek channel sales opportunities for these products (“Business Solutions”). We also aggregate and distribute product search results to third party partners through our proprietary Krillion® local shopping platform. We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

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

2013 Corporate Highlights

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”) with two investors. Pursuant to this Agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“Notes”) and warrants to purchase 746,268 shares of our common stock (the “Warrants”). The obligation under the Notes and Warrants are secured by all of our assets. The Notes mature on April 10, 2015. The Warrants expire on April 10, 2018. The Notes are convertible into our common stock and the Warrants are exercisable at $2.01 a share. In connection with the issuance of the Notes, we paid $356,000 in cash for placement agent fees of which $127,500 was paid to one of our directors. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the Notes. Fees related to the Notes are recorded in prepaid expenses at March 31, 2013 and are being amortized into interest expense over the life of the Notes.

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

On November 11, 2013, we entered into a Settlement and Patent License Agreement (“Settlement Agreement”) with GeoTag, Inc., pursuant to which we paid GeoTag, Inc. a license fee of $550,000 in return for a license to the ‘474 Patent, and all patent applications related thereto, and all reissue patents, continuations and continuations-in-part through the expiration of the last surviving patent related to the ‘474 Patent. In connection with the Settlement Agreement, Geotag dismissed its claims against us. We denied liability in the litigation and entered into the Settlement Agreement to put an end to litigation costs associated with the suit. We accrued for the total settlement amount of $550,000 as of September 30, 2013, which was paid in the fourth quarter of 2013.

Outlook for Our Business

According to BIA/Kelsey, U.S. local online advertising revenue will reach approximately $137.5 billion in 2014. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests – such as entering “florists in Irvine, CA.” In addition, BIA/Kelsey estimates that the local search market in the U.S. will grow from $6.3 billion in 2013, to $8.6 billion by 2017.

Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet users. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like those powered by our Consumer Properties business, including Local.com or our network partners’ websites.

Local online search and more specifically local mobile search is still growing at a fast pace, and as a result, it is difficult to determine our current market share, or predict our future market share. However, we have a number of competitors that have announced an intention to increase their focus on local search with regard to U.S. online advertising, including some of the leading online advertising companies in the world, including Google, Yahoo, and Microsoft, among many others, with greater experience and resources than we have. For example, Facebook announced a Graph Search tool which allows users to access the interests and opinions of friends regarding local places, movies and interests and which may emerge as a significant competitor to our current offerings.

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

We believe that local search and more specifically local mobile search will be an increasingly significant segment of the online advertising industry. Although search advertising has been used primarily by businesses that serve the national market, local businesses are increasingly using online advertising to attract local customers. Our product offerings are all designed to serve this market of consumers, advertisers and publishers, which we believe will provide an opportunity for growth from increased local search and local mobile search volumes by consumers, as well as increased competition, by advertisers to display their ad listings in front of those consumers.

Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, the growth of the paid-search market and our ability to effectively compete with other providers of local and paid-search technologies and services among other things.

As we continue to diversify our technologies and traffic sources, we remain focused on technology and advertising offerings that will improve the experience for our end users, and allow our network and other third party partners to enhance their service offerings and lower their costs. While we are still very focused on the local search industry, we believe there are additional opportunities in technology and advertising that we and our customers can benefit from, while diversifying our revenue sources. We intend to continue making significant investments in initiatives to diversify our revenue sources and promote our future growth.

As we continue to invest in our core offerings, we have increased our operating expenses, mainly related to traffic acquisition costs, the deployment of new features and functionality across our business and the support of our new initiatives. We cannot give assurances that our efforts to improve our results of operations through this strategy will be successful.

The consumer shift to mobile devices presents a tremendous opportunity for us. Today, consumers are using their mobile devices more than ever before to search for local products and services.

We believe that Krillion can become the engine which powers third party apps and sites that seek to provide on-the-go mobile consumers with the local product information they want, when they need it, along their path to purchase. We believe that our role in this emerging marketplace may enable us to be at the forefront of the ongoing transformation of consumer shopping behavior with what we believe could be a potentially disruptive solution. If this happens, we believe we will be in a better position to control our financial future by having direct relationships with retailers and brands and as a result we expect to be able to reduce our reliance on third party advertisers.

In addition, we believe that any wide adoption of the Krillion platform would result in access to an immense amount of data about retailers, manufacturers, and consumers alike. We believe this could further evolve Krillion’s platform into a location-based data play, complete with highly valuable consumer behavior trends, price history by category and other valuable information. We believe we are in the early stages of this evolution in consumer search and we believe we are well positioned to take advantage of it.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our Network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards and fees for LEC billings). We advertise on large search engine websites such as Google, Yahoo, and Microsoft/Bing, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the year ended December 31, 2013, approximately 57% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2013, advertising costs to drive consumers to our Local.com website were $35.9 million of which $27.4 million and $6.1 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2012, approximately 60% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to our Local.com website were $57.3 million of which $39.7 million and $15.4 million was attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Revenue	100.0%	100.0%

Operating expenses:.
Cost of revenues	72.6	74.4
Sales and marketing	10.6	15.8
General and administrative	14.4	12.3
Research and development	6.9	5.3
Amortization of intangibles	1.0	3.8

Total operating expenses	105.6	111.6

Operating income (loss)	(5.6)	(11.6)
Interest and other income (expense), net	(2.5)	(0.4)
Change in fair value of conversion option warrant liability	1.2	0.2

Income (loss) from continuing operations before income taxes	(6.9)	(11.8)
Provision for income taxes	(0.1)	(0.1)

Net income (loss) from continuing operations	(7.0)	(11.9)
Income (loss) from discontinued operations (net of taxes)	(4.0)	(13.3)

Net income (loss)	(11.0)%	(25.3)%

Years ended December 31, 2013 and 2012

Revenue

	Year ended December 31,				Percent
	2013	(*)	2012	(*)	change
	(in thousands)		(in thousands)
Owned and operated	$43,312	45.9%	$69,241	72.1%	-37.4%
Network	50,517	53.5%	20,926	21.8%	141.4%
Business solutions	567	0.6%	5,808	6.1%	-90.2%

Total revenue	$94,396	100.0%	$95,975	100.0%	-1.6%

(*) – Percent of total revenue.

Owned and Operated revenue for the year ended December 31, 2013, decreased 37.4% compared to the same period in 2012. The decrease in revenue for the year ended December 31, 2013, compared to the same period in 2012 is due to a decrease in monetization as our revenue per thousand visitors (“RKV”) decreased from $270 for 2012 to $194 for 2013, coupled with a decrease in traffic. The decrease in RKV is largely due to periodical changes to traffic provider policies and guidelines. These changes impacted both our advertising campaigns to purchase traffic and the monetization of our search results pages. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. These changes had a negative impact on our fiscal 2013 O&O revenue and results of operations. This advertising partner also made some changes beginning in July 2013 related to bidding for mobile and desktop advertising campaigns, which further had a negative impact on our traffic and monetization of such traffic. We continue to work closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages.

RKV
Year ended December 31, 2012:
First quarter	$285
Second quarter	$299
Third quarter	$276
Fourth quarter	$230
Full year	$270
Year ended December 31, 2013:
First quarter	$215
Second quarter	$199
Third quarter	$180
Fourth quarter	$178
Full year	$194

Network revenue for the year ended December 31, 2013, increased 141.4% compared to the same period in 2012. The increase is primarily due to an increase in the number of network partner websites as well as an increase in revenue from certain network partners. The increase is partially offset by a decrease in organic traffic to existing partner websites due to algorithmic changes made by a large search engine affecting the way in which the search engine indexes our network partner websites. A portion of the Network revenue is based on other websites for which we provide our organic and third-party ad feeds. We have experienced volatility in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. This portion of our Network revenue remains volatile. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially. As a result of our heightened emphasis on providing high quality traffic to our advertising partners, we discontinued relationships with a number of our network partners in the later part of fiscal 2013, while increasing the volume of business with our remaining network partners.

Business Solutions revenue for the year ended December 31, 2013, decreased 90.2% compared to the same periods in 2012. The decrease in revenue is due to a decrease in revenue from our LEC-billed subscriber bases and a decrease in revenue from our Launch by Local product suite. The decrease in revenue from our LEC-billed subscriber bases is due to a decision by certain LEC’s to no longer provide billing services for our products and services during 2012. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses (“SMBs”).

The growth in small business subscribers in prior years was a result of acquisitions of subscriber bases and internal and outsourced sales efforts. The following table provides the revenue relating to the acquisition of subscriber bases and revenue relating to internal and outsourced sales efforts (dollars in thousands):

	Year Ended December 31,				Percent
	2013	(*)	2012	(*)	change
Revenue from internal and outsourced sales	$567	100.0%	$3,088	53.2%	-81.6%
Revenue from acquired bases	—	0.0%	2,720	46.8%	-100.0%

Total business solutions revenue	$567	100.0%	$5,808	100.0%	-90.2%

(*) – Percent of total revenue.

Based on the above, total revenue for the year ended December 31, 2013, decreased to $94.4 million from $96.0 million for the year ended December 31, 2012, a decrease of $1.6 million, or 1.6%.

The following table identifies our major partners that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue
	Years Ended December 31,
Customer	2013	2012
Yahoo! Inc.	46%	21%
Google Inc.	26%	44%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year ended December 31,				Percent
	2013	(*)	2012	(*)	Change
Cost of revenues	$68,541	72.6%	$71,434	74.4%	(4.0)%
Sales and marketing	10,029	10.6%	15,189	15.8%	(34.0)%
General and administrative	13,633	14.4%	11,765	12.3%	15.9%
Research and development	6,554	6.9%	5,092	5.3%	28.7%
Amortization of intangibles	912	1.0%	3,611	3.8%	(74.8)%

Total operating expenses	$99,669	105.6%	$107,091	111.6%	(6.9)%

(*) – Percent of total revenue.

Cost of revenues

Cost of revenues for the year ended December 31, 2013, decreased by 4% compared to the same period in 2012. The decrease of cost of revenues in 2013 was due to a decrease in traffic acquisition costs associated with driving consumers to our Local.com website. The decrease is partially offset by an increase in revenue share related to network revenue. Included in cost of revenues during the third quarter of fiscal 2013 was a benefit from our assertion of certain contractual rights as it relates to our partner agreements.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2013, decreased 34% compared to the same period in 2012. The decrease is mainly due to a decrease in personnel-related cost as part of our continued cost savings efforts. The reduction in personnel related costs was partially offset by severance costs. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses. We are still providing our SMB solution through our channel partners.

General and administrative

General and administrative expenses for the year ended December 31, 2013, increased by 15.9% compared to the same period in 2012. The increase was due to an increase in consulting and legal expense related to our efforts to secure financing as well as legal costs relating to litigation and the payment of a legal settlement of $550,000 during fiscal 2013. We also recorded additional bad debt expense of approximately $2.3 million, of which $350,000 related to a second tier advertising partner and $1.7 million to the long-term receivable, all of which has been included in general and administrative expense for fiscal 2013. The long term receivable relates to our remaining LEC receivables that we determined should be fully reserved during the fourth quarter of fiscal 2013. Due to the significant amount of time the LEC receivables have been outstanding together with the liquidity of the third parties involved in the payment of the LEC receivables, we have determined that collectability is no longer reasonably assured. The increase was partially offset by a decrease in compensation expense for the year as part of our continued cost savings efforts.

Research and development

Research and development expenses for the year ended December 31, 2013, increased by 28.7% compared to the same period in 2012. The increase is due to lower capitalization of personnel related costs as well as an increase in personnel related costs in fiscal 2013 as we continue to invest in new initiatives, including mobile and local shopping.

Amortization of intangibles

Amortization of intangibles expense was $912,000 for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012. The decrease in amortization expense was primarily due to the accelerated amortization of subscriber related intangible assets in 2012 with all subscriber related intangible assets fully amortized as of the end of fiscal 2012.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2013	2012
Interest income	$12	$33
Interest expense	(2,333)	(458)

Interest and other income (expense), net	$(2,321)	$(425)

Interest and other income (expense) was ($2.3) million and ($425,000) for the years ended December 31, 2013 and 2012, respectively. The increase is due to additional non-cash interest expense recorded for the debt discount of the Notes issued in the second quarter 2013, and additional monthly expense relating to deferred finance charges for the Notes. Also included in interest and other income (expense) is ($723,000) related to the loss on exchange of warrants.

Change in Fair Value of Conversion Option and Warrant Liability

The change in fair value of the conversion option and warrant liabilities was income of $1.1 million for the year ended December 31, 2013, compared to income of $202,000 for the year ended December 31, 2012.

Provision for income taxes

Provision for income taxes was $139,000 and $111,000 for the years ended December 31, 2013 and 2012, respectively. The provision for income taxes is primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31,	December 31,
	2013	2012
Cash and cash equivalents	$5,069	$3,696

Working capital (deficit)	$(2,694)	$(5,843)

Working capital is defined as current assets less current liabilities, excluding the non-cash conversion option and warrant liability and assets and liabilities held for sale.

Cash flow highlights (in thousands):

	Year ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$1,203	$(8,891)
Net cash provided by (used in) investing activities	(3,538)	120
Net cash provided by financing activities	3,708	2,073

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $5.1 million as of December 31, 2013, and $3.7 million as of December 31, 2012. We had a working capital deficit of $2.7 million as of December 31, 2013, and $5.8 million as of December 31, 2012. As of December 31, 2013, we had a total of $9.2 million outstanding on the revolving credit facility and term loan with Square 1 Bank, $5.0 million outstanding on the Convertible Notes issued in the second quarter of fiscal 2013, and $2.8 million available under the revolving credit facility. On March 27, 2014, we entered into an Amendment with Square 1 Bank, pursuant to which we paid off the entire term loan with Square 1 Bank using the availability under our revolving credit facility. The improvement in the working capital deficit is due to an increase in accounts receivable of $6.7 million, an increase in cash of $1.4 million and a decrease of $1.2 million in the current portion of the term loan and revolving credit facility, partially offset by an increase in accounts payable and other accrued liabilities of $6.0 million. Working capital excludes the conversion option and warrant liability and assets and liabilities held for sale.

Net cash provided by operating activities was $1.2 million for the year ended December 31, 2013. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities, non-cash interest expense, loss on exchange of warrants, provision for doubtful accounts, changes in deferred income taxes and asset impairment) provided cash of $2.1 million. Changes in operating assets and liabilities used cash of $849,000. Net cash used in operating activities was $8.9 million for the year ended December 31, 2012. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, changes in deferred income taxes, stock-based compensation expense, change in fair value of warrant liability, asset impairment and gain on sale of assets) used cash of $2.6 million. Changes in operating assets and liabilities used cash of $6.2 million.

There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the year ended December 31, 2013, the terms of our accounts receivable and accounts payable remained unchanged.

The table below details the change in net cash used in operating activities for the years ended December 31, 2013 and 2012 (in thousands):

	Years ended December 31,
	2013	2012	Change
Net Income (loss)	$(10,362)	$(24,242)	$13,880
Non-cash (1)	12,498	21,600	(9,102)

Subtotal	2,136	(2,642)	4,778
AR, AP and Other	(933)	(6,249)	5,316

Net cash provided by (used in) operations	$1,203	$(8,891)	$10,094

(1)	Includes depreciation and amortization, change in fair value of conversion option and warrant liability, non-cash expense related to stock option issuances, changes in deferred income taxes, provision for doubtful accounts, impairment of goodwill and intangible assets, non-cash interest expense, loss on exchange of warrants and gain on disposal of property and equipment.

Net cash used in investing activities was $3.5 million for the year ended December 31, 2013, and consisted of $3.6 million used for capital expenditures. Net cash provided by investing activities was $120,000 for the year ended December 31, 2012, and consisted of $3.5 million proceeds from the sale of assets, partially offset by $3.4 million used for capital expenditures.

Net cash provided by financing activities was $3.7 million for the year ended December 31, 2013, primarily consisting of proceeds of $5.0 million from the issuance of secured convertible notes and proceeds of $342,000 related to the Square 1 Bank line of credit offset by the $1.1 million repayment of a portion of the outstanding balance on the Square 1 Bank term loan and $534,000 of financing related cost. Net cash provided by financing activities was $2.1 million for the year ended December 31, 2012, primarily consisting of $5.4 million drawn on the revolving credit facility with Square One Bank, partially offset by the repayments of the $3.4 million on the revolving credit facility with Square One Bank.

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

During October 2012, our largest traffic partner made changes to their policies and guidelines. These changes had a negative impact on our revenues and results of operations for the fourth quarter of fiscal 2012 and fiscal 2013. We are continuing to evaluate the effects of these changes to our business and are working on making the necessary adjustments to compensate for the loss of revenue and liquidity.

On January 30, 2013, the Loan Agreement with Square 1 Bank was amended to temporarily revise the terms under which we were allowed to draw the maximum amount on the Non-Formula Revolving Line.

On February 13, 2013, we executed the Fifth Amendment to the Loan Agreement with Square 1 Bank, extending the maturity date through February 3, 2015. On March 28, 2013, we executed the Sixth Amendment to the Loan Agreement with Square 1 Bank. The Sixth Amendment waives any and all violations of the Liquidity Ratio covenants prior to the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, we entered into the Seventh Amendment to the Loan Agreement. The Seventh Amendment provided for us to add as security for our obligations under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. On March 27, 2014, we entered into the Eighth Amendment to the Loan Agreement. In accordance with the Eighth Amendment, we paid in full our term loan with Square 1 Bank using credit available under our revolving credit facility. The Amendment also extends the Agreement until April 2, 2015. As of December 31, 2013, we are in compliance with all covenants relating to the Square 1 Bank revolving credit facility and term loan.

In connection with the sale of the assets of the Spreebird business we obtained a release from Square 1 Bank and the holders of the Senior Secured Convertible Notes to allow us to sell such assets.

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”). Pursuant to this Agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“Notes”) and warrants to purchase shares of our common stock. In connection with the issuance of the Notes, we received a cash payment of $4.6 million net of $356,000 in placement agent fees. The Notes are subordinate to the Square 1 Bank line of credit facility.

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

Revenue Recognition

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of our SMB products to our customers or those of our channel partners. We enter into contracts to distribute sponsored listings and banner advertisements with our direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at any time. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon our contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustments for traffic screening. Management has analyzed our revenue recognition and determined that our web hosting revenue is recognized net of direct costs.

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

During the fourth quarter 2013, the Company fully reserved its long-term receivable resulting in an additional charge to the income statement of $1.7 million. The long-term receivable relates to legacy subscribers that were billed via their phone bills from local exchange carriers.

As of December 31, 2013, two customers, Yahoo and Google, represented 60% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

Stock Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical market activity of our stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what we recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 12— Stockholders’ Equity for additional information.

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted state and federal tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheets. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2013, we continue to maintain a full valuation allowance on net operating loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statements of operations or against additional paid-in-capital in our consolidated balance sheets to the extent any tax benefits would have otherwise been allocated to equity. In making our judgment regarding the valuation allowance, we considered all evidence, both positive and negative, considering our history of losses and placing more weight on the historical results in judging our ability to realize the deferred tax asset related to net operating losses.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2013, we had total unrecognized tax benefits of approximately $1.4 million. If fully recognized, approximately the total unrecognized tax benefit of $1.4 million would impact our effective tax rate.

Conversion Option and Warrant Liability

Current guidance of U.S. GAAP regarding accounting for derivatives requires that certain of our warrants and the conversion option related to our convertible notes be accounted for as derivative instruments and that we record the conversion option and warrant liabilities at fair value and recognize the change in valuation in our statement of operations each reporting period. Determining the liabilities to be recorded requires us to develop estimates to be used in calculating the fair value of the derivatives. We calculate the fair values using the Black-Scholes valuation model.

The use of the Black-Scholes model requires us to make estimates of the following assumptions:

•	Expected volatility—The estimated stock price volatility is derived based upon our actual historic stock prices over the contractual life of the derivatives, which represents our best estimate of expected volatility; and

•	Risk-free interest rate— We use the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the derivatives’ contractual life assumption as the risk-free interest rate.

We are exposed to the risk of changes in the fair value of the derivative liability related to warrants and conversion option. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2013, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $441,000 and $575,000, respectively, as it relates to the warrant liability. Based on the number of shares to be issued upon conversion, market interest rates and historical volatility of our stock price as of December 31, 2013, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $542,000 and $1.6 million, respectively, as it relates to the conversion option liability.

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

We performed our annual impairment analysis as of December 31, 2013, and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We are exposed to the risk of increased interest rates on our current debt instruments and the risk of loss on credit extended to our customers. We have issued equity instruments, including warrants and a conversion option, which contain certain derivatives which fluctuate, primarily as a result of changes in our stock price.

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2013, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Square 1 Bank borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0%, or (ii) the Prime Rate (as announced by Square One Bank), plus 1.75%. As of March 27, 2014, no amounts are outstanding and no further credit extensions are available under the Non-Formula Line or term loan. The debt outstanding under the formula and non-formula line entering 2014 was $9.2 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $92,000 per annum. During fiscal 2013, we entered into an agreement to sell an aggregate of $5.0 million of subordinated convertible notes bearing interest at a fixed annual rate of 7%. Because the interest rate for the convertible notes is fixed, this transaction had no impact on our interest rate risk.

Derivative Liability Risk

Current guidance regarding accounting for derivatives requires that certain of our warrants and a conversion option relating to our convertible debt be accounted for as derivative instruments and that we record the conversion option and warrant liabilities at fair value and recognize the change in valuation in our statement of operations each reporting period. We are therefore exposed to the risk of change in the fair value of derivative liability related to outstanding warrants and the conversion option. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2013, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $441,000 and $575,000, respectively. Based on the number of shares to be issued upon conversion, market interest rates and historical volatility of our stock price as of December 31, 2013, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $542,000 and $1.6 million, respectively, as it relates to the conversion option liability.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the reports of our independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting Issues and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based upon its assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 31, 2013, certain information concerning our executive officers and directors:

Name	Age	Position
Heath B. Clarke (1) (2)	45	Director
Michael A. Sawtell (1)	55	President and Chief Operating Officer
Kenneth S. Cragun (1)	53	Chief Financial Officer and Secretary
Norman K. Farra Jr.	45	Lead Director
Philip K. Fricke	68	Director
John E. Rehfeld	73	Director
Frederick G. Thiel (3)	53	Chairman of the Board

(1)	Executive officer.
(2)	As of December 31, 2013, Mr. Clarke was the Chief Executive Officer and Chairman of the Board. Mr. Clarke’s employment was terminated without Cause on January 10, 2014 and he will receive a severance package totaling $772,375 in accordance with the terms of that certain Separation and General Release Agreement dated January 10, 2014.
(3)	After the termination of Mr. Clarke’s employment, Mr. Thiel, who previously served as director of the Company, was appointed to Chairman of the Board.

Executive Officers

Heath B. Clarke served as our Chairman of the Board from March 1999 to January 2014, as our President from March 1999 to December 2000 and as our Chief Executive Officer from January 2001 to January 2014. From 1998 to February 1999, Mr. Clarke was the Vice President of eCommerce for LanguageForce, Inc., a language translation software company. Prior to that time, he was a Marketing Manager for Starnet International (Canada), an Internet company. From 1995 to 1998 he held managerial positions with the Berg Group of Companies (Australia), and from 1988 to 1995 he was founder and Chief Executive Officer of Australian Fibre Packaging.

Michael A. Sawtell has served as our President and Chief Operating Officer since December 2011 and our Chief Operating Officer since May 2011. Mr. Sawtell assumed the principal executive officer role upon Mr. Clarke’s departure from the Company in January 2014. Mr. Sawtell joined us as Sr. Vice President and General Manager, SAS in May 2011 with our acquisition of the Rovion assets from DigitalPost Interactive, Inc., an Internet company. From July 2005 to May 2011, Mr. Sawtell was Chief Executive Officer of DigitalPost Interactive, Inc., an Internet company. From March 2000 to March 2005, Mr. Sawtell was our President and Chief Operations Officer. Mr. Sawtell’s responsibilities prior to Local Corporation have included chief executive officer functions at a public company, as well as general oversight of the operations and management of both public and private companies.

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

Board of Directors

Norman K. Farra Jr. has served as a director since August 2005. He served as our lead director from November 2011 to January 2014. Mr. Farra is currently an Independent Banker and Advisor with Merriman Capital, FEP (Financial Entrepreneurs Program) since October 2012. Mr. Farra served as a Managing Director, Investment Banking for Aegis Capital, Inc. from January 2012 to September 2012. From December 2009 to December 2011, Mr. Farra served as Managing Director, Investment Banking for R.F. Lafferty & Co. Inc. From May 2008 to December 2009, he served as Director,

Investment Banking for Cresta Capital Strategies, LLC. He was an independent financial consultant from September 2007 to May 2008, and served as Managing Director of Investment Banking for GunnAllen Financial Inc. from August 2006 to September 2007. From June 2001 to August 2006, he was independent contractor acting as Managing Director of Investment Banking for GunnAllen Financial Inc. In the past five years, Mr. Farra has held no other public company directorships. Mr. Farra received a Bachelor of Science degree in Business Administration from Widener University.

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

Frederick G. Thiel was appointed to our board of directors on January 16, 2013. Mr. Thiel was appointed Chairman of the Board on January 10, 2014. From January 2007 to December 2012, Mr. Thiel served as the Managing Partner of the Software IT Group at Triton Pacific Capital Partners, a private equity firm making equity investments on behalf of itself and its investors in lower middle market companies. As part of his role at Triton Pacific Capital Partners, Mr. Thiel served on the boards of four of its portfolio companies: Custom Credit Systems, LP, an enterprise software company providing commercial lending automation solutions to major banks; DB Technology, LLC, an enterprise content management software company providing solutions to healthcare providers; Assetpoint, LLC, an enterprise software company providing enterprise asset management solutions to major corporations; and Vayan Marketing Group, LLC, an internet media marketing company providing customer acquisition services to major consumer brands. Mr. Thiel has been an Operating Partner with Graham Partners, a mid-market private equity firm since 2008. Mr. Thiel is presently a director of three private companies, including Predixion Software, Inc., B&B Electronics, Inc., and OCTANe LLC. Mr. Thiel attended classes at the Stockholm School of Economics in Europe.

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

Board of Directors

Our board of directors currently consists of the following five members: Frederick G. Thiel (Chairman), Norman K. Farra Jr., Philip K. Fricke, John E. Rehfeld and Heath B. Clarke. There are no family relationships among any of our current directors and executive officers.

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, as amended, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I directors are Messrs. Fricke and Farra, and their term will expire at the annual meeting of stockholders to be held in 2014;

•	the class II directors are Messrs. Rehfeld and Thiel, and their term will expire at the annual meeting of stockholders to be held in 2015; and

•	the class III director is Mr. Clarke, and his service will end at the annual meeting of stockholders to be held in 2014.

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

Our board of directors has designated an audit committee, a compensation committee and a nominating and governance committee, and may establish other committees as it deems necessary or appropriate. There were a total of 21 Board of Director meetings held in 2013. During 2013, no incumbent director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he served that were held during the period in which he was a director.

Board Committees

Our Board has three active committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee is currently comprised of Mr. Rehfeld as Chairman and Messrs. Fricke and Thiel, each of whom satisfies the Nasdaq and SEC rules for Audit Committee membership (including rules regarding independence). The Audit Committee held eight meetings during 2013. The Board has determined that Mr. Rehfeld is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing standards.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “NCG Committee”) is currently comprised of Mr. Fricke as Chairman and Messrs. Rehfeld and Thiel, each of whom satisfies the Nasdaq and SEC rules for membership to the NCG Committee (including rules regarding independence). The NCG Committee held five meetings during 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities. Copies of the reports filed with the SEC are required by SEC Regulation to be furnished to Local. Based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe each reporting person has complied with the disclosure requirements with respect to transactions made during 2013.

Item 11.	Executive Compensation

Compensation Committee

The Compensation Committee (the “Compensation Committee”) is currently comprised of Mr. Rehfeld as Chairman and Messrs. Fricke and Thiel, each of whom satisfies the Nasdaq and SEC rules for membership to the Compensation Committee (including rules regarding independence). The Compensation Committee held eight meetings during 2013 and acted once by unanimous consent.

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

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2013 and 2012, by our Named Executive Officers (our Chief Executive Officer, Chief Financial Officer and our one other most highly compensated executive officer in 2013).

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Heath B. Clarke (2)	2013	450,309	211,419	88,922	—	225,453	721	976,824
Director	2012	436,174	21,840	169,680	44,652	84,721	—	757,067
Michael A. Sawtell (3)	2013	313,818	83,775	45,694	—	133,543	87,649	664,480
President and Chief Operating Officer	2012	295,818	—	85,564	26,385	45,295	89,550	542,613
Kenneth S. Cragun (4)	2013	295,983	62,616	—	—	122,562	667	481,828
Chief Financial Officer and Secretary	2012	285,929	3,886	62,775	17,589	31,342	636	402,157

(1)	The fair value of each performance and restricted stock unit award is calculated on the date of grant using the closing price of our common stock as reported by the Nasdaq. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Option Granted	Expected Life	Volatility	Risk Free interest rate	Dividend yield
2013	None	None	None	None
2012	5.1 years	89.35%	0.73%	None

(2)	During 2013, Mr. Clarke received $211,419 as a bonus of which $207,297 related to a retention program that was approved by the board of directors in the first half of 2013. The remaining bonus related to a travel bonus paid to Mr. Clarke in accordance with the Company’s travel bonus policy. During 2012, Mr. Clarke received $21,840 as a bonus related to our cost saving measures.
(3)	During 2013, Mr. Sawtell received $83,775 which related to a retention bonus program that was approved by the board of directors in the first half of 2013. Mr. Sawtell also received $86,250 in retention payments in connection with our acquisition of the assets of Rovion. During 2012, Mr. Sawtell received other compensation of retention payments of $86,250, as was negotiated in connection with our acquisition of the assets of Rovion and a matching contribution to his 401(k) account from us in the amount of $3,300.
(4)	During 2013, Mr. Cragun received $62,616 of a bonus of which $62,271 related to a retention program that was approved by the board of directors in the first half of 2013. The remaining bonus related to a travel bonus paid to Mr. Cragun in accordance with the Company’s travel bonus policy. During 2012, Mr. Cragun received $3,886 as a bonus related to our cost saving measures and other compensation of $636 related to a matching contribution to his 401(k) account from us.

Employment Agreements and Change in Control Arrangements with Our Named Executive Officers

Employment Agreements

We entered into amended and restated employment agreements with each of Messrs. Clarke, Cragun, and Sawtell on December 9, 2011. Mr. Clarke’s employment agreement was terminated without Cause on January 10, 2014. The employment agreements of each of Mr. Cragun and Mr. Sawtell had an initial term of one year and automatically renews for additional one year terms unless either party terminates it with at least 30 days’ notice to the other party.

If we terminate the executive employment agreements of our Named Executive Officers without cause (the definition of which is summarized below), or if the foregoing executive terminates his agreement with good reason (the definition of which is also summarized below), each as defined in the agreement, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination, (ii) his annual salary payable over one year after termination, (iii) an amount equal to all bonuses earned during the four quarters immediately prior to the termination date, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by the executive to exercise stock options, (iv) benefits for 12 months following the date of termination, (v) the vesting of all options that would have vested had the executive’s employment agreement remained in force through the end of the initial one-year term of the amended and restated agreement will be fully vested immediately prior to such termination, (vi) the right for 12 months from the date of termination to exercise all vested options granted to the executive. In the event of a termination without cause or for good reason by any of our Named Executive Officers in connection with a change of control, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination; (ii) 1.25 times his annual salary payable in a lump sum; (iii) an amount equal to 1.25 times all bonuses earned during the four quarters immediately prior to the termination date or immediately prior the date of the change of control, whichever is greater, payable in a lump sum; and (iv) benefits for 15 months following the date of termination.

In the event of a change of control or a termination without cause or for good reason by any of our Named Executive Officers within 120 days of a change of control, all options granted to such executive will be immediately vested and remain exercisable through the end of the option term as if the executive were still employed by us.

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

Termination and Change of Control Benefits

The table below sets forth estimated payments with respect to our Named Executive Officers upon the termination of employment with us under various circumstances and upon a change in control (“CIC”), calculated as of December 31, 2013.

	Involuntary For Cause or Without Good Reason	Involuntary Without Cause or For Good Reason	Death/ Disability	Involuntary Without Cause or For Good Reason In Connection
Heath B. Clarke*
Cash Severance	$—	$820,800	$820,800	$1,026,000
Michael A. Sawtell
Cash Severance	$—	$516,798	$516,798	$645,998
Kenneth S. Cragun
Cash Severance	$—	$435,000	$435,000	$543,750

*	Mr. Clarke’s employment was terminated without Cause on January 10, 2014 and he will receive a severance package totaling $772,375 in accordance with the terms of that certain Separation and General Release Agreement dated January 10, 2014.

Outstanding Equity Awards at Fiscal Year-End – 2013

The following table sets forth the number of shares of Common Stock subject to exercisable and unexercisable stock options and number of unvested restricted stock units held as of December 31, 2013, by each of our Named Executive Officers.

2013 Outstanding Equity Awards at Fiscal Year-End

	Equity Incentive Plan Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Exercise Price	Number of Shares or Unites of Stock That Have Not Vested		Market Value of Shares or Unites of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Unites or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Unites or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)	(#)	($)
Heath B. Clarke	29,676	—		16.59	1/4/2015	—		—	—	—
	10,331	—		5.53	5/8/2015	—		—	—	—
	15,000	—		9.90	6/3/2015	—		—	—	—
	26,512	—		6.79	11/15/2015	—		—	—	—
	29,642	—		4.21	3/9/2016	—		—	—	—
	67,500	—		4.74	12/13/2017	—		—	—	—
	67,500	—		4.74	12/13/2017	—		—	—	—
	67,500	—		4.70	6/3/2018	—		—	—	—
	70,837	—		1.57	3/12/2019	—		—	—	—
	110,000	—		6.01	12/10/2020	—		—	—	—
	51,333	25,667	(1)	2.29	12/9/2018	—		—	—	—
	9,166	18,334	(2)	2.29	12/9/2018	—		—	—	—
	—	—		—	—	8,800	(3)	13,904	—	—
	—	—		—	—	11,000	(4)	17,830	—	—
	9,166	18,334	(5)	2.34	12/7/2019	—		—	—	—
Michael A. Sawtell	62,499	12,501	(6)	3.58	5/5/2021	—		—	—	—
	99,999	20,001	(7)	3.65	5/12/2021	—		—	—	—
	30,333	15,167	(1)	2.29	12/9/2018	—		—	—	—
	5,416	10,834	(2)	2.29	12/9/2018	—		—	—	—
	—	—		—	—	5,200	(3)	8,216	—	—
	—	—		—	—	6,500	(4)	10,270	—	—
	5,416	10,834	(5)	2.34	12/7/2019	—		—	—	—
Kenneth S. Cragun	46,000	—		2.31	4/1/2019	—		—	—	—
	19,167	—		2.31	4/1/2019	—		—	—	—
	15,971	3,195	(8)	2.31	4/1/2019	—		—	—	—
	25,000	—		4.85	10/18/2020	—		—	—	—
	13,000	—		6.01	12/10/2020	—		—	—	—
	38,499	3,501	(9)	5.14	1/11/2021	—		—	—	—
	20,221	10,112	(1)	2.29	12/9/2018	—		—	—	—
	3,610	7,223	(2)	2.29	12/9/2018	—		—	—	—
	—	—		—	—	3,466	(3)	5,476	—	—
	—	—		—	—	4,333	(4)	6,846	—	—
	3,610	7,223	(5)	2.34	12/7/2019	—		—	—	—

(1)	33.33% of total grant vested on December 9, 2012, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2012.
(2)	33.33% of total grant vested on December 9, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2013.
(3)	33.33% of total grant vested on January 1, 2013 and 33.33% vested on January 1, 2014, and the remainder vests on January 1, 2015.
(4)	33.33% of total grant vested on January 1, 2014, and the remainder vests each year on January 1 over the next two years commencing after January 1, 2014.
(5)	33.33% of total grant vested on December 7, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 7, 2013.
(6)	33.33% of total grant vested on May 5, 2012, and the remainder vests each quarter over the next eight quarters commencing after May 5, 2012.
(7)	33.33% of total grant vested on May 12, 2012, and the remainder vests each quarter over the next eight quarters commencing after May 12, 2012.

(8)	33.33% of total grant vested on April 1, 2012, and the remainder vests each quarter over the next eight quarters commencing after April 1, 2012.
(9)	33.33% of total grant vested on January 11, 2012, and the remainder vests each quarter over the next eight quarters commencing after January 11, 2011.

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2013, by members of our Board, unless the director is also a named executive officer:

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Norman K. Farra Jr. (1)	89,769	—	89,769
Philip K. Fricke (2)	106,331	—	106,331
John E. Rehfeld (3)	116,400	—	116,400
Frederick G. Thiel (4)	81,500	—	81,500

(1)	As of December 31, 2013, Mr. Farra held options to purchase an aggregate of 138,750 shares of our Common Stock.
(2)	As of December 31, 2013, Mr. Fricke held options to purchase an aggregate of 129,750 shares of our Common Stock.
(3)	As of December 31, 2013, Mr. Rehfeld held options to purchase an aggregate of 124,544 shares of our Common Stock.
(4)	As of December 31, 2013, Mr. Thiel held options to purchase an aggregate of 34,166 shares of our Common Stock.

Non-employee members of the Board receive an annual retainer of $30,000 plus $1,500 for each in-person or telephonic Board meeting attended and $750 for each in-person meeting attended telephonically. The Lead Director receives an annual fee of $15,000, however with the appointment of Mr. Thiel as Chairman in January 2014, there is currently no Lead Director for the Company. The Chairman of the Board receives a monthly retainer in the amount of $10,000 through September 2014, inclusive of all other retainer payments. The Chairman of the Audit Committee receives an annual fee of $15,000. The Chairman of the Compensation Committee receives an annual fee of $7,000. The Chairman of the Nominating and Corporate Governance Committee receives an annual fee of $5,000. Members of committees of the Board receive $1,200 for each committee meeting attended. In addition, all members of the Board receive an annual grant of an option to purchase 25,000 shares of our Common Stock. Non-employee members of the Board received their option grant for 2013 Board service in January 2014. Also, in light of additional service required of all Board members during 2013 and continuing in 2014, members of the Board received a one-time supplemental grant of an option to purchase 15,000 shares of our Common Stock in January 2014. New members to the Board receive a grant of an option to purchase 20,000 shares of our Common Stock and a pro-rata amount of the regular annual grant amount of an option to purchase 25,000 shares of our Common Stock. One-half of each of the options granted to the member of the Board are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months. Stock option grants have a post-separation exercise period of two years.

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

With specific regard to our executives, including our named executive officers, the Compensation Committee has determined that the following compensation design features and risk oversight features provide protection against excessive risk-taking:

•	Our board of directors as a whole has responsibility for risk oversight and regularly reviews the areas of focus of our board committees. Our board committees report their deliberations to the full board on a regular basis. Additionally, the board considers the strategic, financial and execution risks that are associated with the operations, financial and capital decisions that impact on determinations of compensation under our compensation programs;

•	Our named executive officers are motivated to carefully assess risks as a majority of their compensation is performance-based, meaning unless they guard against risks, their compensation could also be negatively impacted;

•	Our Compensation Committee regularly discusses the reasonable range of future company performance expectations with our principal executive officer, which provides the Compensation Committee with insight into the design and funding of our executive bonus plan;

•	In order to ensure a long-term focus by management, we have mitigated the incentives in our annual cash bonus program by capping annual bonus potential to a percentage of base salary, which represents a relatively small percentage of our executives’ total compensation opportunities; and

•	Given that a high percentage of our overall pay mix for named executive officers is equity-based:

•	We provide competitive base salaries to our named executive officers to provide a steady income while allowing them to focus on our long-term performance rather than on short-term stock price fluctuations;

•	We design our bonus plan for named executive officers to be focused on financial performance metrics, which in combination with our use of equity awards that are subject to long-term vesting conditions; focuses our executives on driving long-term stockholder value and incentivizes them to avoid decisions that only benefit short-term results that may not be consistent with our long-term interests;

•	Our equity grants typically vest over a three-year vesting period to ensure our named executive officers have significant value tied to long-term stock price performance;

•	We prohibit speculative and hedging transaction involving our securities, which prevents our executive officers from insulating themselves from the effects of poor company stock price performance; and

•	We have internal controls over financial reporting, the measurement and calculation of compensation goals, and other financial, operational, and compliance policies and practices that are designed to keep our compensation programs from being susceptible to manipulation by any employee, including our named executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our Common Stock as of December 31, 2013:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of Common Stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2013, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 23,037,738 shares of Common Stock outstanding as of December 31, 2013.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local Corporation, 7555 Irvine Center Drive, Irvine, CA 92618.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Held	Percentage of Shares Beneficially Owned
Heath B. Clarke (1)	621,507	2.6%
Michael A. Sawtell (2)	251,362	1.1%
Kenneth S. Cragun (3)	200,916	*	%
Norman K. Farra Jr. (4)	162,718	*	%
Philip K. Fricke (5)	129,903	*	%
John E. Rehfeld (6)	219,544	*	%
Frederick G. Thiel (7)	35,000	*	%
All directors and executive officers as a group (7 persons) (8)	1,620,950	6.6%

*	- less than 1%
(1)	Includes 564,163 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013, 8,067 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2014.
(2)	Includes 219,913 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013, 4,767 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2013.
(3)	Includes 190,176 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013, 3,178 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2013.
(4)	Includes 138,750 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013, and 4,500 shares with indirect beneficial ownership by Mr. Farra as custodian for his daughter.
(5)	Includes 129,750 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.
(6)	Includes 124,544 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.
(7)	Includes 35,000 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013.

(8)	Includes 1,402,296 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2013, 16,012 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2013, and 4,500 shares with indirect beneficial ownership.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2013, with respect to our compensation plans including our 1999 Plan, 2000 Plan, 2004 Plan, 2005 Plan, 2007 Plan, 2008 Plan and 2011 Plan (as each are defined in Note 12 to our Notes to Consolidated Financial Statements) under which we may issue shares of our common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by secuity holders	3,623,328	$4.17	1,745,718
Equity compensation plans not approved by secuity holders	—	—	—

Total	3,623,328	$4.17	1,745,718

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

When reviewing transactions with a related person, the Audit Committee or any special committee of the Board formed for that purpose applies the standards for evaluating conflicts of interest outlined in our written Code of Business Conduct and Ethics. In 2013, we entered into an engagement letter with Merriman Capital, Inc., in order to assist us with certain financing activities. Mr. Norman K. Farra Jr., one of our directors, is FEP Advisor for Merriman Capital, Inc. In April 2013, the Company announced that it had entered into a definitive agreement to sell $5 million in convertible subordinated notes and warrants to purchase common stock. Merriman Capital, Inc. acted as the lead Placement Agent for this transaction. Mr. Farra received compensation from Merriman Capital, Inc. related to this transaction. A special committee of the Board was formed for purposes of evaluating potential financial advisors and made the selection of Merriman Capital, Inc. The special committee of the Board was comprised entirely of independent Board members. In connection with the engagement of Merriman Capital, Inc., Mr. Farra resigned as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in light of the potential for a conflict of interest.

Director Independence

As of December 31, 2013
	Independent (1)	Audit Committee Member	Nominating and Corporate Governance Committee Member	Compensation Committee Member
Director
Heath B. Clarke	No
Norman K. Farra Jr.	No
Philip K. Fricke	Yes	X	X	X
John E. Rehfeld	Yes	X	X	X
Frederick G. Thiel	Yes	X	X	X

(1)	The Board determined that Messrs. Fricke, Thiel and Rehfeld were “independent” for the year ended December 31, 2013 within the meaning of the Nasdaq Capital Market director independence standards, as currently in effect. The Board further determined that Heath B. Clarke and Norm K. Farra Jr. were not independent due to Mr. Clarke’s position as our Chief Executive Officer and Mr. Farra’s relationship with Merriman Capital, Inc.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by BDO USA, LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services provided by BDO USA, LLP for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Audit Fees	$229,461	$267,443
Audit-Related Fees	—	—
Tax Fees	50,484	79,103

Total Fees Paid	$279,945	$346,546

Audit Fees

Includes the fees for the annual audit of our consolidated financial statements, review of our quarterly financial statements, the audit of internal controls in order to comply with the Sarbanes-Oxley Act of 2002 (for 2012 only) and review and consent of documents filed with the SEC.

Audit-Related Fees

None

Tax Fees

Includes the aggregate fees for tax return preparation, tax advice and tax planning.

All Other Fees

None

Our audit committee pre-approves all services provided by BDO USA, LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger by and among the Registrant, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent, dated July 8, 2011.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (4)	Amended and Restated Bylaws of the Registrant.

3.4 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (7)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	1999 Equity Incentive Plan.

10.2 (8)#	2000 Equity Incentive Plan.

10.3 (3)#	2004 Equity Incentive Plan, as amended.

10.4 (9)#	2005 Equity Incentive Plan.

10.5 (10)#	2007 Equity Incentive Plan.

10.6 (11)#	2008 Equity Incentive Plan, as amended.

10.7 (12)#	2011 Omnibus Incentive Plan., as amended.

10.8 (8)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.9 (16)#	Board of Directors Compensation plan, as amended, dated December 20, 2005.

10.10 (17)	Lease between the Registrant and the Irvine Company dated March 18, 2005.

10.11 (14)	First Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.

10.12 (14)	Second Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.

10.13 (18)	License Agreement by and between the Registrant and Overture Services, Inc. dated October 17, 2005.

10.14 (19)	Sales and Services Agreement by and between the Registrant and LaRoss Partners, LLC dated July 16, 2010.

10.15 (15)	Microsoft adCenter Terms and Conditions

10.16 (15)	Yahoo! Advertising Terms and Conditions

10.17 (13)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.

10.19 (20)#	Description of Board of Directors Compensation plan, as amended, dated December 10, 2010.

10.20 (21)	Google Services Agreement by and between the Registrant and Google Inc. dated June 30, 2011.

10.21 (22)	Amendment Number 4 to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc. dated July 29, 2011.

10.22 (23)	Loan and Security Agreement by and among the Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc. dated August 3, 2011.

10.23 (24)	Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated August 9, 2011.

10.24 (25)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.25 (26)#	Third Amended and Restated Employment Agreement by and between the Registrant and Peter Hutto dated January 20, 2012.

10.26 (27)+	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.27 (28)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.28 (29)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.29 (29)+	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.30 (30)+	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.31 (31)+	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.32 (31)+	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.33 (31)+	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.34 (32)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

10.35 (33)+	Amendment Number 7 dated August 1, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.36 (34)	Third Amendment to Loan and Security Agreement dated August 17, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.37 (35)	Amendment Number 8 dated September 29, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.38 (36)	Asset Purchase Agreement by and among the Registrant, Rovion, LLC and Point Roll, Inc., dated October 19, 2012.

10.39 (37)+	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.40 (38)#	Description of material Terms of the Registrant’s Bonus Program as of January 16, 2013.

10.41 (38)#	Description of material Terms of the Registrant’s Retention Program as of January 16, 2013.

10.42 (39)	Fourth Amendment dated January 30, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.43 (40)	Form of Repricing Letter.

10.44 (41)	Fifth Amendment dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.45 (42)	Form of Exchange Agreement dated February 28, 2012, by and between the Registrant and the Investor named therein.

10.46 (43)	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.47 (44)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.48 (45)#	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.49 (46)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.50 (46)	Form of 7% Convertible Note.

10.51 (46)	Form of Common Stock Purchase Warrant.

10.52 (46)	Form of Investor Rights Agreement.

10.53 (46)	Form of Subsidiary Guarantee.

10.54 (46)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square One Bank.

10.55 (47)	Google, Inc. Advertising Program Terms entered into April 13, 2013.

10.56 (48)+	AOL Advertising Insertion Order dated May 31, 2013, by and between the Registrant and AOL Advertising Inc.

10.57 (49)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.58 (50)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 2, 2013.

10.59 (51)+	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.60 (52)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

10.61 (53)+	AOL Advertising Insertion Order dated August 7, 2013, by and between the Registrant and AOL Advertising Inc.

10.62 (54)+	Amendment Number Six to Google Services Agreement dated October 3, 2013, by and between the Registrant and Google Inc.

10.63 (55)	Local Network Master Services Agreement, dated October 16, 2013, by and between the Registrant and Allview Networks, LLC.

10.64 (56)	Settlement and Patent License Agreement by and between Registrant and Geotag, Inc. dated November 11, 2013.

10.65 (57)#	Separation and General Release Agreement by and between the Registrant and Heath Clarke dated January 10, 2014.

10.66 (57)	Consulting Services Agreement by and between the Registrant and Heath Clarke dated January 11, 2014.

10.67 (58)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square I Bank.

14 (34)	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.
(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.
(10)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.
(11)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.
(12)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.
(18)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2010.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(26)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012.

(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.
(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2012.
(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2012.
(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2012.
(38)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2013.
(39)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(40)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(41)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(42)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2013.
(43)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2013.
(44)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013
(45)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(46)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.
(47)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2013.
(48)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(50)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2013.
(51)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(52)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.
(53)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.

(54)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2013.
(55)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2013.
(56)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013.
(57)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(58)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of March, 2014.

LOCAL CORPORATION

By:	/s/ Michael Sawtell
Michael Sawtell
President and Chief Operating Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Sawtell	President and Chief Operating Officer	March 28, 2014
Michael Sawtell

/s/ Kenneth S. Cragun	Chief Financial Officer, Principal Accounting	March 28, 2014
Kenneth S. Cragun	Officer and Secretary

/s/ Norman K. Farra Jr.	Director	March 28, 2014
Norman K. Farra Jr.

/s/ Philip K. Fricke	Director	March 28, 2014
Philip K. Fricke

/s/ John E. Rehfeld	Director	March 28, 2014
John E. Rehfeld

/s/ Frederick G. Thiel	Director	March 28, 2014
Frederick G. Thiel

/s/ Heath B. Clarke	Director	March 28, 2014
Heath B. Clarke

LOCAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Local Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Local Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended , in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Costa Mesa, CA

March 28, 2014

LOCAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$5,069	$3,696
Restricted cash	—	42
Accounts receivable, net of allowances of $533 and $250, respectively	17,298	10,618
Note receivable - current portion	—	319
Prepaid expenses and other current assets	957	648
Assets held for sale	—	3,452

Total current assets	23,324	18,775
Property and equipment, net	6,073	6,467
Goodwill	19,281	19,281
Intangible assets, net	2,439	3,351
Long-term receivable, net of allowances of $3,431 and $1,710, respectively	—	1,585
Escrow receivable	390	390
Deposits	72	58

Total assets	$51,579	$49,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,786	$8,367
Accrued compensation	1,462	829
Deferred rent	323	452
Warrant liability	537	5
Conversion option liability	550	—
Other accrued liabilities	2,403	1,315
Revolving line of credit	7,342	10,000
Current portion of term loan	1,500	—
Deferred revenue	202	203

Total current liabilities	27,105	21,171

Long-term portion of term loan	375	—
Senior secured convertible notes, net of discount of $1,533	3,467	—
Deferred income taxes	347	302

Total liabilities	31,294	21,473

Commitments, contingencies and subsequent events
Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 23,038 and 22,172 at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	124,249	122,036
Accumulated deficit	(103,964)	(93,602)

Stockholders’ equity	20,285	28,434

Total liabilities and stockholders’ equity	$51,579	$49,907

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2013	2012
Revenue	$94,396	$95,975

Operating Expenses:
Cost of revenues	68,541	71,434
Sales and marketing	10,029	15,189
General and administrative	13,633	11,765
Research and development	6,554	5,092
Amortization of intangibles	912	3,611

Total operating expenses	99,669	107,091

Operating income (loss)	(5,273)	(11,116)
Interest and other income (expense), net	(2,321)	(425)
Change in fair value of conversion option and warrant liability	1,100	202

Income (loss) from continuing operations before income taxes	(6,494)	(11,339)
Provision for income taxes	139	111

Net income (loss) from continuing operations	(6,632)	(11,450)
Income (loss) from discontinued operations (net of taxes)	(3,729)	(12,792)

Net income (loss)	$(10,362)	$(24,242)

Per share data:
Basic net income (loss) per share from continuing operations	$(0.29)	$(0.52)

Basic net income (loss) per share from discontinued operations	$(0.16)	$(0.58)

Basic net income (loss) per share	$(0.45)	$(1.10)

Diluted net income (loss) per share from continuing operations	$(0.29)	$(0.52)

Diluted net income (loss) per share from discontinued operations	$(0.16)	$(0.58)

Diluted net income (loss) per share	$(0.45)	$(1.10)

Basic weighted average shares outstanding	22,862	22,098
Diluted weighted average shares outstanding	22,862	22,098

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Convertible		Additional		Total Stockholders’
	Common Stock		Preferred Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2012	22,082	$—	—	$—	$119,068	$(69,360)	$49,708
Common stock issued for exercise of options	50	—	—	—	80	—	80
Common stock issued for restricted stock	40	—	—	—	—	—	—
Non-cash stock based compensation	—	—	—	—	2,895	—	2,895
Financing costs	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(24,242)	(24,242)

Balance at December 31, 2012	22,172	—	—	—	122,036	(93,602)	28,434
Common stock issued for exercise of options	17	—	—	—	26	—	26
Common stock issued for restricted stock	418	—	—	—	—	—	—
Non-cash stock based compensation	—	—	—	—	1,638	—	1,638
Loss on exchange of warrants	431	—	—	—	723	—	723
Financing costs	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	(10,362)	(10,362)

Balance at December 31, 2013	23,038	$—	—	$—	$124,249	$(103,964)	$20,285

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,362)	$(24,242)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,077	8,173
Provision for doubtful accounts	2,330	1,527
Stock-based compensation expense	1,638	2,895
Non-cash interest expense	649	—
Loss on exchange of warrants	723	—
Change in fair value of conversion option and warrant liability	(1,100)	(202)
Deferred income taxes	130	114
Impairment of goodwill and intangible assets	3,051	10,551
Gain on sale of assets	—	(1,458)
Changes in operating assets and liabilities:
Accounts receivable	(7,078)	1,271
Note receivable	319	423
Long-term receivable	(137)	(1,545)
Prepaid expenses and other	51	86
Other non-current assets	(14)	9
Accounts payable and accrued liabilities	5,927	(6,392)
Deferred revenue	(1)	(101)

Net cash provided by (used in) operating activities	1,203	(8,891)

Cash flows from investing activities:
Capital expenditures	(3,580)	(3,358)
Increase (decrease) in restricted cash	42	(32)
Proceeds from sale of assets	—	3,510

Net cash provided by (used in) investing activities	(3,538)	120

Cash flows from financing activities:
Proceeds from the exercise of options	5	80
Proceeds from issuance of senior secured convertible notes and warrants	5,000	—
Proceeds from the issuance of common stock	20	—
Proceeds from revolving credit facility, net	342	2,000
Payment of term loan	(1,125)	—
Payment of financing related costs	(534)	(7)

Net cash provided by financing activities	3,708	2,073

Net increase (decrease) in cash	1,373	(6,698)
Cash, beginning of year	3,696	10,394

Cash, end of year	$5,069	$3,696

Supplemental cash flow information:
Interest paid	$626	$425

Income taxes paid	$7	$12

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

Nature of Operations

Local Corporation (the “Company”) is a leading technology and advertising company that provides its search results to consumers who are searching online for local businesses, products and services. The Company’s search results consist primarily of local business listings and product listings that it aggregates, index, normalize and syndicates using its sophisticated technology platforms. The Company provides its search results through its flagship Local.com website, its Krillion.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of over 1,600 other websites that rely on its search syndication services to provide local search results to their own users (“Network”). The Company also provided digital media services to its existing small and medium sized businesses (“SMBs”) acquired through its legacy direct sales business and continue to seek channel sales opportunities for these products (“Business Solutions”). The Company also aggregates and distributes product search results to third party partners through its proprietary Krillion® local shopping platform. The Company generates revenue from a variety of ad units it places alongside its search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

The Company uses patented and proprietary technologies and systems to provide users of its O&O websites and Network with relevant search results for local businesses, products and services, event information, ratings and reviews, driving directions and more into its search results. By distributing this information across its Consumer Properties, the Company is able to reach users that its direct advertisers and advertising partners desire to reach.

In July 2013, the Company sold all the assets of its Spreebird business. The Spreebird business operations are included in discontinued operations in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Krillion, Inc. and Screamin Media Group, Inc. (“SMG”). All intercompany balances and transactions were eliminated.

Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss).

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to its Rovion business and all of the assets of its Spreebird business, the Company has reclassified and presented all related historical financial information as it relates to these assets and liabilities as “assets held for sale” in the accompanying consolidated balance sheets and “discontinued operations” in the accompanying consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss). The sale of the Spreebird business assets closed on July 26, 2013, for a minimum consideration of $210,000. The Rovion business was sold on October 19, 2012, for $3.9 million.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for allowance for doubtful accounts, reserve for long term receivable, impairment of goodwill and intangible assets, capitalization of web development cost, tax provision and share-based compensation, among others.

Revenue Recognition

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement, the fulfillment of subscription listing obligations, or the delivery of its SMB products to its customers or those of its channel partners. The Company enters into contracts to distribute sponsored listings and banner advertisements with direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at any time. The Company’s indirect advertisers provide it with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its Consumer Properties. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustments for traffic screening. Management has analyzed revenue recognition and determined that web hosting revenue is recognized net of direct costs.

The Company evaluates whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. The Company generally records the net amounts as revenue earned if it is not primarily obligated and does not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue, other than web hosting revenue, is recognized on a gross basis.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing paid-search services, and payment processing fees (credit cards and fees for Local Exchange Carrier (“LEC”) billings). The Company advertises on large search engine websites such as Google, Yahoo, and Microsoft/Bing, as well as other search engine websites, by bidding on certain keywords the Company believes will drive traffic to its O&O websites. During the year ended December 31, 2013, approximately 57% of overall traffic was purchased from other search engine websites. During the year ended December 31, 2013, advertising costs to drive consumers to Local.com website were $35.9 million of which $27.4 million and $6.1 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2012, approximately 60% of overall traffic was purchased from other search engine websites. During the year ended December 31, 2012, advertising costs to drive consumers to Local.com website were $57.3 million of which $39.7 million and $15.4 million was attributable to Google and Yahoo, respectively.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior. The Company estimates the volatility of common stock on the date of grant based on the historical market activity of the stock. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, The Company is required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of stock-based awards that are granted and cancelled before vesting. If actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what the Company recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 12—Stockholders’ Equity for additional information.

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

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements and tax returns. Deferred income tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred income tax assets will not be realized.

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

The fair values of the conversion option and warrant liability are determined using the Black-Scholes valuation method, a “Level 3” input, based on the quoted price of common stock, volatility based on the historical market activity of the Company’s stock, the expected life based on the remaining contractual term of the conversion option and warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ and conversion options’ contractual life. See Note 14—Fair value measurement of assets and liabilities for additional information.

Accounts Receivable

The Company’s accounts receivable are due primarily from customers located in the United States and are typically unsecured. The Company’s management estimates the losses that may result from that portion of its accounts receivable that may not be collectible as a result of the inability of its customers to make required payments. Management specifically analyzes accounts receivable and historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the Company believes that its customers’ financial condition has deteriorated such that it impairs their ability to make payments, additional allowances may be required. The Company reviews past due accounts on a monthly basis and record an allowance for doubtful accounts generally equal to any accounts receivable that are over 90 days past due and for which collectability is not reasonably assured.

During 2013 and 2012, the Company reserved $1.7 million and $1.4 million, respectively, of its long-term receivable. The reserves were recorded in general and administrative expenses in the accompanying consolidated statements of operations. The long-term receivable relates to the Company’s remaining LEC receivables. The Company has determined that the collection of the remaining LEC receivable is doubtful, and therefore the Company has recorded additional bad debt expense to fully reserve for the remaining balance as of December 31, 2013.

Certain Risks and Concentrations

The Company’s revenues are principally derived in the U.S. from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, long term receivable, notes receivable and revolving line of credit. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S. Most advertisers and network partners are in the Internet industry. The Company performs ongoing evaluations to determine customer credit and the Company limits the amount of credit it extends, but generally the Company does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have generally been within our expectations. The Company has two customers that each represents more than 10% of total revenue. The following table identified our major partners that represented greater than 10% of total revenue in the periods presented:

	Percentage of Total Revenue
	Years Ended December 31,
Customer	2013	2012
Yahoo! Inc.	46%	21%
Google Inc.	26%	44%

As of December 31, 2013 and 2012, two customers represented 60% and 61%, respectively, of the Company’s total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

The Company is exposed to the risk of fluctuation in interest rates on the revolving line of credit. During 2013, the Company did not use interest rate swaps or other types of derivative financial instruments to hedge interest rate risk. See Note 8 – Credit Facilities.

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

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews related carrying values to determine whether or not impairment to such value has occurred. During the second quarter of fiscal 2013, management recorded impairment charges for certain capitalized software assets and intangible assets with a book value of $300,000 and $182,000, respectively, related to its Spreebird business unit. The impairment charges were due to the Company’s sale of the assets of its Spreebird business and the cessation of its Spreebird business operations. Such impairment charges are included in discontinued operations in the accompanying consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. . The Company reviews goodwill for impairment utilizing either a qualitative assessment or a two-step process. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. For reporting units where the Company performs the two-step process, the first step requires a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference.

The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company either performs a qualitative assessment or compares the fair value of related assets to the carrying value to determine if there is impairment. The Company’s indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is impairment.

With the Company’s decision to sell the assets of its Spreebird business unit, the carrying value of the goodwill associated with the Spreebird business was determined to be fully impaired. As a result, the Company recorded an impairment charge of approximately $3.1 million during the second quarter of fiscal 2013, which included goodwill of $2.6 million. Such impairment charge is included in discontinued operations in the accompanying consolidated statements of operations.

The Company performed its annual impairment analysis as of December 31, 2013, and determined that the estimated fair value of the reporting unit exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

Deferred Revenue

Deferred revenue represents deposits from advertising partners and the undelivered component of revenue relating to the sale of domains and services accounted for under the provisions of the revenue recognition topic that addresses multiple-deliverable revenue arrangements. Revenue is recognized in subsequent periods when earned.

Conversion Option and Warrant Liability

U.S. GAAP guidance regarding accounting for derivatives requires that certain of the Company’s warrants and the conversion option relating to the Company’s convertible notes be accounted for as derivative instruments and that the Company records the conversion option and warrant liability at fair value and recognize the change in valuation in its statement of operations each reporting period. Determining the liabilities to be recorded requires the Company to develop estimates to be used in calculating the fair value of the derivatives. The Company calculates the fair values using the Black-Scholes valuation model.

The fair values of warrants were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	As of December 31,	As of December 31,
	2013	2012
Risk-free interest rate	1.75%	0.09%
Actual lives (in years)	4.2 years	0.6 years
Expected dividend yield	None	None
Expected volatility	65.11%	50.26%

The fair values of the conversion option were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

As of December 31,
2013
Risk-free interest rate	0.13%
Expected lives (in years)	1.2 years
Expected dividend yield	None
Expected volatility	50.75%

The use of the Black-Scholes model requires the Company to make estimates of the following assumptions:

•	Expected volatility—The estimated stock price volatility is derived based upon the Company’s actual historic stock prices over the contractual life of the derivatives, which represents the Company’s best estimate of expected volatility.

•	Risk-free interest rate—The Company uses the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the derivatives’ contractual life assumption as the risk-free interest rate.

The Company is exposed to the risk of changes in the fair value of the derivative liabilities. The fair value of these derivative liabilities is primarily determined by fluctuations in the Company’s stock price. As the Company’s stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on the financial statement presentation of unrecognized tax benefits. The new guidance provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance becomes effective for the Company on January 1, 2014 and it will be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impact of this new guidance.

2. Assets and Liabilities Held for Sale and Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business, all assets to be sold were classified as held for sale in the accompanying consolidated balance sheet at December 31, 2012. The results of operations relating to this business have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. Assets held for sale are valued at the lower of net depreciable value or net realizable value.

Assets and liabilities held for sale consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Goodwill	$—	$2,569
Intangible assets, net	—	581
Property and equipment, net	—	302

Assets held for sale	$—	$3,452

The sale of the Spreebird business closed on July 26, 2013, for a minimum consideration of $210,000. The Company also sold its Rovion business on October 19, 2012, for $3.9 million, of which approximately $3.5 million was received in cash with the remainder placed in escrow to be settled within 18 months.

Revenue and pretax income (loss) related to discontinued operations are as follows (in thousands):

	Rovion		Spreebird		Total
	Years ended December 31,		Years ended December 31,		Years ended December 31,
	2013	2012	2013	2012	2013	2012
Revenue	$—	$567	$551	$1,799	$551	$2,366

Pretax income (loss)	$—	$404	$(3,729)	$(13,173)	$(3,729)	$(12,769)
Provision (benefit) for income taxes	—	23	—	—	—	23

Income (loss) from discontinued operations (net of taxes)	$—	$427	$(3,729)	$(13,173)	$(3,729)	$(12,792)

3. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(4,855)	$768	4	$5,623	$(4,007)	$1,616	4
Non-compete agreements	83	(83)	—	2	83	(71)	12	2
Customer-related	1,240	(1,237)	3	4	13,711	(13,706)	5	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(633)	67	4	700	(583)	117	4

	$9,678	$(7,239)	$2,439		$22,149	$(18,798)	$3,351

The estimated total amortization expense for intangible assets over the next five years is as follows (in thousands):

Amortization Expense
For the years ending December 31,
2014	$687
2015	151

Total	$838

4. Website development costs and computer software developed for internal use

U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over its useful life. Capitalized website costs are included in property and equipment, net. During the second quarter of fiscal 2013, the Company recorded an impairment charge of $300,000 relating to capitalized software of the Spreebird business unit. Such impairment charge is included in discontinued operations in the accompanying consolidated statements of operations.

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Years Ended December 31,
	2013	2012
Additional capitalized website development costs	$2,719	$2,178
Amortization of capitalized website development costs	$(2,742)	$(2,194)

5. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2013, potentially dilutive securities, which consist of options to purchase 3,375,473 shares of common stock at prices ranging from $1.41 to $16.59 and warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2013	2012
Numerator:
Net income (loss) per share from continuing operations	$(6,632)	$(11,450)

Net income (loss) per share from discontinued operations	$(3,729)	$(12,792)

Net income (loss)	$(10,362)	$(24,242)

Denominator:
Denominator for historical basic calculation weighted average shares	22,862	22,098
Dilutive common stock equivalents:
Options	—	—
Warrants	—	—

Denominator for historical diluted calculation weighted average shares	22,862	22,098

Net loss per share:
Basic net income (loss) per share from continuing operations	$(0.29)	$(0.52)

Basic net income (loss) per share from discontinued operations	$(0.16)	$(0.58)

Basic net income (loss) per share	$(0.45)	$(1.10)

Diluted net income (loss) per share from continuing operations	$(0.29)	$(0.52)

Diluted net income (loss) per share from discontinued operations	$(0.16)	$(0.58)

Diluted net income (loss) per share	$(0.45)	$(1.10)

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$981	$981
Office equipment	529	503
Computer equipment	3,772	3,428
Computer software	14,277	11,154
Leasehold improvements	905	905

	20,464	16,971
Less accumulated depreciation and amortization	(14,391)	(10,504)

Property and equipment, net	$6,073	$6,467

Depreciation and amortization of property and equipment totaled $3.9 million and $3.7 million in 2013 and 2012, respectively.

7. Interest and Other Income, net

Interest and other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2013	2012
Interest income	$12	$33
Interest expense	(2,333)	(458)

Interest and other income (expense), net	$(2,321)	$(425)

8. Credit Facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement with Square 1 Bank, as amended. The Loan Agreement provides the Company with a revolving credit facility of up to $12.0 million (the “Facility”). The Loan Agreement maturity date is April 2, 2015. Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Prior to March 28, 2013, the Company was allowed to borrow $3.0 million, irrespective of the formula noted above and had borrowed $3.0 million from the Facility (the “Non-Formula Advance”). On March 28, 2013, the date of the sixth amendment, Square 1 Bank terminated the non-Formula Advances and the Company is repaying the outstanding Non-Formula Advance amount of $3.0 million, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, the date of the Seventh Amendment, Square 1 Bank added as security under the Loan Agreement all of the Company’s intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. All amounts borrowed under the Facility are secured by a general security interest on the assets. The Non-Formula Advance is deemed to be a term loan and allocated between the short-term and long-term portion. As of December 31, 2013, the Non-Formula Advance had an outstanding balance of $1.9 million of which $1.5 million was considered to be current. On March 27, 2014, we entered into the Eighth Amendment to the Loan Agreement. In accordance with the Eighth Amendment, we paid in full our term loan with Square 1 Bank using credit available under our Formula Revolving Line. As of March 27, 2014, no amounts are outstanding and no further credit extensions are available under the Non-Formula Advance.

Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0% or (ii) the Prime Rate (as announced by Square 1 Bank) plus 1.75%. Additionally, there is an annual fee of $25,000 and an unused line fee equal to 0.25% of the unused line if less than 40% of the Facility is in use. In connection with the Eighth Amendment to the Loan Agreement, we paid an additional $5,000 fee.

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

The Company must meet certain financial covenants during the term of the Facility, including (i) maintaining a minimum liquidity ratio, which is defined as cash on hand plus the most recently reported borrowing base less the aggregate amount outstanding under the Non-Formula Revolving Line divided by outstanding bank debt less the Non-Formula Revolving Line, and (ii) certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). The Loan Agreement provides for a five day cure period for any liquidity ratio violations before any such violation would be deemed an event of default under the Loan Agreement. The Loan Agreement also includes a covenant requiring the Company to obtain approval from Square 1 Bank in the event the Company has a going concern paragraph included in the independent registered public accounting firm’s opinion. As of December 31, 2013, the Company was in compliance with all of its financial covenants. The Eighth Amendment to the Loan Agreement removed the financial covenant that required the Company to maintain a minimum liquidity ratio.

In connection with the sale of the assets of the Spreebird business, the Company obtained a release from Square 1 Bank and the holders of the Senior Secured Convertible Notes to allow the Company to sell such assets.

At December 31, 2013, the Company had a total of $9.2 million outstanding and $2.8 million available under the Facility.

9. Senior secured convertible notes

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

Based on applicable accounting guidance, the Company determined that the conversion option should be bifurcated and accounted for as a derivative liability. Using the Black-Scholes valuation model the Company determined the fair value of the conversion option liability to be $1.4 million at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $768,000. The fair value of the conversion option and warrant liability was recorded as convertible debt discount and will be amortized into interest expense over the life of the notes using the effective interest rate method. The conversion option liability and warrant liability will be recorded at fair value each reporting period with changes in the fair value recorded in the income statement.

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

Future maturities of long-term debt as of December 31, 2013, which include the 7% convertible notes and the term loan with Square 1 Bank, are shown in the following table, net of debt discount:

Debt payments
For the years ending December 31,
2014	$1,500
2015	5,375
Less debt discount	(1,533)

Total	$5,342

10. Income Taxes

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years ended December 31,
	2013	2012
Current:
Federal	$—	$10
State	9	10

Total current	9	20

Deferred:
Federal	130	91

Total deferred	130	91

Total provision for income taxes	$139	$111

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years ended December 31,
	2013	2012
Statutory federal tax rate	34%	34%
Change in fair value of derivatives	4	—
Stock option grants	(2)	(2)
Goodwill impairment	(9)	(14)
Non-cash interest expense	(2)	—
Loss on exchange of warrants	(2)	—
Change in valuation allowance	(24)	(19)

	(1)%	(1)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years ended December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$31,619	$30,505
Research and development credits	1,059	957
Acquired intangibles	2,934	2,984
Share based compensation	2,479	2,083
Accrued expenses	682	738
Other reserves	1,698	873

Gross deferred tax assets	40,471	38,140
Valuation allowance	(37,089)	(34,372)

	3,382	3,768

Deferred income tax liabilities:
Deferred state taxes	(2,344)	(2,214)
Fixed assets/depreciation	(1,576)	(1,962)

Gross deferred tax liabilities	(3,920)	(4,176)

Net deferred tax assets (liabilities)	$(538)	$(408)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continues to maintain a full valuation allowance against its deferred tax assets at December 31, 2013. The current portion of the deferred tax liabilities is included in other accrued liabilities in the accompanying consolidated balance sheets.

At December 31, 2013, the Company had federal and state income tax net operating loss carryforwards of approximately $74.4 million and $71.6 million, respectively. The federal and state net operating loss carryforwards will expire through 2031 unless previously utilized. Under Section 382 of Internal Revenue Code, if a corporation undergoes an "ownership change" generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its post-change income may be limited. The Company performed a Section 382 study during the fourth quarter of 2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operating losses that can be carried forward to the future years. The Company had no significant equity transactions during 2013 and does not believe an additional ownership change has been triggered. The Company plans to perform a Section 382 analysis update in 2014 and the related deferred tax assets may need to be adjusted. In 2011, the Company acquired approximately $11.8 million of federal and state net operating losses through the two stock acquisitions. No formal Section 382 analysis has been performed with respect to the acquired net operating losses. Any future ownership change may impact the Company's ability to utilize the net operating loss carryforwards in a future year.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2013, the Company had total unrecognized tax benefits of approximately $1.4 million. If fully recognized, the total unrecognized tax benefit of approximately $1.4 million would impact the Company's effective tax rate.

A roll forward of the activity in the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit
Balance at January 1, 2012	$1,318,000
Additions during the current year	77,000

Balance at December 31, 2012	$1,395,000
Additions during the current year	42,000

Balance at December 31, 2013	$1,437,000

The Company does not anticipate that any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2013 and 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2013 and 2012, since the unrecognized tax benefits do not result in a material tax liability.

The Company is subject to taxation in the United States and state jurisdictions of which 2009 and forward is open for the examination by the United States and 2009 and forward is subject to examination by state taxing authorities as applicable.

Recently enacted tax laws may also affect the tax provision on the Company's financial statements. The state of California passed a new law which mandates the use of single sales factor apportionment formula for tax years beginning on or after January 1, 2013. As there is a full valuation allowance against the state deferred tax asset, there will be no balance sheet or income tax effect.

The Company is currently undergoing a California examination for research and development credits claimed in its 2010 tax year. The Company believes there will be no material adjustment as a result of this examination and that it has sufficient amount of reserve reflected in the credit amounts.

11. Commitments and Contingencies

Lease Commitments

The Company leases office space under operating lease agreements that expire on various dates through July 2015. The future minimum lease payments under non-cancelable operating leases at December 31, 2013, are as follows (in thousands):

Operating Leases
Years ending December 31,
2014	$620
2015	317

Total minimum lease payments	$937

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2013 and 2012 was $438,000 and $479,000, respectively.

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its discretion. Employees immediately vest 100% of their own contributions and 20% of matching contributions for each year of service. For the plan years ended December 31, 2013 and 2012 the Company made no discretionary matching contributions.

Employment Agreements

The Company has signed employment agreements with its executive officers and certain key employees. The agreements provide for the payments of annual salaries totaling $2.0 million and annual bonuses of up to $0.8 million, in the aggregate, based upon current salaries. The agreements have a term of one year and automatically renew for one year terms unless terminated on at least 30 days’ notice by either party. If the Company terminates one of these officers or key employees without cause, the Company is obligated to pay the terminated officer or key employee (i) his annual salary and other benefits earned prior to termination, (ii) an amount equal to 100% (in the case of executives) and 25% to 50% (in the case of key employees) of the average of all bonuses during the prior four quarters of employment, and 125% (in the case of executives) and 50% to 75% (in the case of many key employees) of the average of all bonuses during the prior four quarters of employment in the event the termination occurs within 4 months of a change in control, (iii) the same base salary and benefits that such officer or key employee received prior to termination, for a period of 12 months and 6 months, respectively, following termination, and 15 months and 9 months (for many key employees), respectively, in the event the termination occurs within 4 months of a change in control and (iv) the right to exercise all vested options, including any as yet unvested options in the case of a change in control, for a period of 12 months following termination.

Legal Proceedings

On July 23, 2010, a lawsuit alleging patent infringement was filed in the United States District Court for the Eastern District of Texas against the Company and others in a similar sector, by GEOTAG, Inc., a Delaware corporation with its principal offices in Plano, Texas. The complaint alleges that the Company infringe U.S. Patent No. 5,930,474 (hereinafter, the “ ‘474 Patent”) as a result of the operation of the Company’s website at www.local.com. On November 11, 2013, the Company entered into a Settlement and Patent License Agreement (“Settlement Agreement”) with GeoTag, Inc., pursuant to which the Company paid GeoTag, Inc. a license fee of $550,000 in return for a license to the ‘474 Patent, and all patent applications related thereto, and all reissue patents, continuations and continuations-

in-part through the expiration of the last surviving patent related to the ‘474 Patent. In connection with the Settlement Agreement, Geotag will dismiss its claims against the Company. The Company denied liability in the litigation and entered into the Settlement Agreement to put an end to litigation costs associated with this suit. The license fee is included in general and administrative expenses in the statement of operations.

On June 18, 2012, the Company filed a lawsuit against Fry’s Electronics, Inc. (“Fry’s”) alleging that Fry’s violates the Company’s registered U.S. Patent No. 7,062,453, which is entitled “Methods and systems for dynamic networked commerce architecture.” The lawsuit was filed in the Central District of California. The Company is seeking an injunction against Fry’s and an award of damages in an amount to be determined at trial, as well as attorney’s fees. There can be no guarantees as to the outcome of the litigation.

Other than the previously mentioned lawsuit, the Company is not currently a party to any other material legal proceedings. From time to time, however, the Company may be subject to a variety of legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights and claims arising in connection with its services.

12. Stockholders’ Equity

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

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the modification and exchange, the Company recorded a loss on warrant exchange of $723,000 during the year ended December 31, 2013. The loss on warrant exchange has been included in interest income and other income (expense), net in the accompanying consolidated statements of operations.

See Note 9 - Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes.

Warrants

Warrant activity for the years ended December 31, 2012 and 2013 was as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2012	1,497,936	$7.05
Expired	(259,276)	5.00

Outstanding at December 31, 2012	1,238,660	7.05
Expired	(603,580)	2.10
Exchanged	(615,080)	7.02
Issued	746,268	2.01

Outstanding at December 31, 2013	766,268	$2.03

Exercisable at December 31, 2013	766,268	$2.03

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2013 was $2.01. No warrants were issued during the year ended December 31, 2012.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2013:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.01	746,268	4.3 years	$2.01
$ 2.87	20,000	0.8 years	2.87

	766,268	4.2 years	2.03

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

Stock Plans

In March 1999, The Company adopted the 1999 Equity Incentive Plan (“1999 Plan”). The 1999 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan, of which 201 were outstanding and zero were available for future grant at December 31, 2013.

In March 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 13,997 were outstanding and zero were available for future grant at December 31, 2013.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 169,850 were outstanding and zero were available for future grant at December 31, 2013.

In August 2005, the Company adopted and the stockholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 379,097 were outstanding and zero were available for future grant at December 31, 2013.

In August 2007, the Company adopted and the stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 593,211 were outstanding and zero were available for future grant at December 31, 2013.

In June 2008, the Company adopted and the stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”). In April 2009, the Company amended the 2008 Plan and in August 2009, the stockholders approved the 2008 Plan, as amended. The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 3,000,000 shares for issuance under the 2008 Plan, of which 1,252,497 were outstanding and zero were available for future grant at December 31, 2013.

In April 2011, the Company’s Board of Directors adopted, and in August 2011, the Company’s stockholders approved the 2011 Omnibus Incentive Plan (“2011 Plan”). In May 2012, the Company amended the 2011 Plan and in August 2012, the stockholders approved the 2011 Plan, as amended. The 2011 Plan provides for the grant of non-qualified and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted stock units (“RSU”) and performance stock units (“PSU”) to employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Stock option grants generally vest 33.33% and are available for exercise on the one year anniversary of the date of grant, and the remainder of the grant vests and is exercisable ratably over the next 8 quarters, provided the optionee remains in service. The options generally expire seven years from the date of grant. RSU grants vest 33.33% on January 1 after the one year anniversary from the date of grant, 33.33% on January 1 after the second year anniversary from the date of grant and 33.34% on January 1 after the third anniversary from the date of grant. The Company has reserved 3,235,302 shares for issuance under the 2011 Plan, of which 966,620 were outstanding and 1,342,284 were available for future grant at December 31, 2013. In determining the number available for future grants under the 2011 Plan, RSUs and PSUs issued are equivalent to 1.41 stock options.

Stock option activity under the plans for the years ended December 31, 2013 and 2012 is as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at January 1, 2012	5,005,584	$4.30
Granted	733,435	2.40
Exercised (1)	(50,047)	1.59
Canceled	(1,640,511)	4.09

Outstanding at December 31, 2012	4,048,461	4.07
Granted	158,900	1.78
Exercised (1)	(16,908)	1.50
Canceled	(814,980)	3.30

Outstanding at December 31, 2013	3,375,473	$4.17	4.5	$7

Vested and expected to vest at December 31, 2013 (2)	3,271,099	$4.23	4.5	$7

Exercisable at December 31, 2013	2,853,606	$4.50	4.3	$6

(1)	The Company’s current practice is to issue new shares to satisfy stock option exercises.
(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2013 and 2012 was $1.05, and $1.67 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2013 and 2012 was $4,000 and $46,000, respectively.

The total fair value of options vested during the years ended December 31, 2013 and 2012 was $1.5 million and $2.5 million, respectively.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2013:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.00	317,448	6.1 years	$1.62	200,047	$1.57
$2.01 - $3.00	917,481	6.1 years	2.36	569,772	2.37
$3.01 - $4.00	649,086	6.3 years	3.57	604,706	3.57
$4.01 - $5.00	656,778	4.5 years	4.69	647,902	4.69
$5.01 - $6.00	164,524	5.4 years	5.59	161,023	5.60
$6.01 - $7.00	446,980	7.2 years	6.17	446,980	6.17
$7.01 - $8.00	80,000	3.7 years	7.18	80,000	7.18
$8.01 - $9.00	62,500	3.0 years	8.90	62,500	8.90
$9.01 - $10.00	15,000	2.4 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	2.0 years	15.76	65,676	15.76

	3,375,473	5.7 years	$4.17	2,853,606	$4.50

Restricted stock unit activity under the 2011 Omnibus Plan for the year ended December 31, 2013 and 2012, is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Unvested at January 1, 2012	111,547	$2.29
Granted	314,195	2.09
Vested	(40,000)	1.03
Cancelled	(36,528)	2.28

Unvested at December 31, 2012	349,214	2.25
Granted	320,419	2.08
Vested	(300,420)	2.21
Cancelled	(121,358)	2.12

Unvested at December 31, 2013	247,855	$2.14

Performance stock unit activity under the 2011 Omnibus Plan for the years ended December 31, 2013 and 2012 is as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value
Unvested at January 1, 2012	—	$—
Granted	258,166	2.28
Cancelled	(47,581)	2.29

Unvested at December 31, 2012	210,585	2.28
Granted	217,209	2.10
Cancelled	(237,089)	2.26
Completed	(190,705)	2.10

Unvested at December 31, 2013	—	$—

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

Total stock-based compensation expense recognized in continuing operations for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share amount):

	Years ended December 31,
	2013	2012
Cost of revenues	$104	$83
Sales and marketing	392	846
General and administrative	892	1,377
Research and development	231	227

Total stock-based compensation expense	$1,619	$2,533

Net stock-based compensation expense impact on income (loss) per share:
Basic	$0.07	$0.11

Diluted	$0.07	$0.11

The fair values of employee stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2013	2012
Risk-free interest rate	0.66%	0.69%
Expected lives (in years)	4.5	5.1
Expected dividend yield	None	None
Expected volatility	77.35%	89.35%

As of December 31, 2013, there was $235,000 of unrecognized stock-based compensation expense related to outstanding stock options and unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.18 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from the forecasted rate.

13. Operating Information

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

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Years ended December 31,
	2013	2012
Revenue by geographic region:
United States	$94,396	$95,975

Revenue by product:
Pay-Per-Click (PPC)	$78,471	$76,957
Subscription Advertising Products	826	2,576
Domain Sales and Services	251	3,947
Lead Generation	292	—
Display and Banner Advertising Services	14,556	12,495

Total revenue	$94,396	$95,975

14. Fair Value Measurement of Assets and Liabilities

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	As of	Significant
	December 31,	Unobservable
Description	2013	Inputs (Level 3)
Liabilities:
Warrant liability	$537	$537

Convertible option liability	$550	$550

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	As of	Significant
	December 31,	Unobservable
Description	2012	Inputs (Level 3)
Liabilities:
Warrant liability	$5	$5

As of December 31, 2013, conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as stock price, risk-free interest rates and expected volatility.

The following table presents a reconciliation for warrant and conversion option liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

		Conversion
	Warrant	option
Balance at December 31, 2011	$207	$—
Change in fair value	(202)	—

Balance at December 31, 2012	5	—
Cancellations	(5)	—
Issuances	768	1,414
Change in fair value	(231)	(864)

Balance at December 31, 2013	$537	$550

15. Subsequent Events

On January 10, 2014, the Company entered into a separation and general release agreement with its chief executive officer, Heath B. Clarke. In accordance with the Separation and General Release Agreement the Company will pay its former chief executive officer a severance amount of $772,000 over a period of ten months starting in January 2014, all of which will be expensed in the first quarter of 2014.

Schedule II – Valuation and Qualifying Accounts

Years ended December 31, 2013 and 2012

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Accounts receivable (in thousands):
Allowance for doubtful accounts
2013	$1,960	$2,330	$(326)	$3,964
2012	$550	$1,527	$(117)	$1,960

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger by and among the Registrant, Agile Acquisition Corporation, Screamin Media Group, Inc. and Dan Griffith, as stockholders’ agent, dated July 8, 2011.

3.1 (2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (3)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (4)	Amended and Restated Bylaws of the Registrant.

3.4 (5)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (7)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (6)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	1999 Equity Incentive Plan.

10.2 (8)#	2000 Equity Incentive Plan.

10.3 (3)#	2004 Equity Incentive Plan, as amended.

10.4 (9)#	2005 Equity Incentive Plan.

10.5 (10)#	2007 Equity Incentive Plan.

10.6 (11)#	2008 Equity Incentive Plan, as amended.

10.7 (12)#	2011 Omnibus Incentive Plan., as amended.

10.8 (8)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.9 (16)#	Board of Directors Compensation plan, as amended, dated December 20, 2005.

10.10 (17)	Lease between the Registrant and the Irvine Company dated March 18, 2005.

10.11 (14)	First Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.

10.12 (14)	Second Amendment to Lease by and between the Registrant and The Irvine Company LLC dated April 21, 2010.

10.13 (18)	License Agreement by and between the Registrant and Overture Services, Inc. dated October 17, 2005.

10.14 (19)	Sales and Services Agreement by and between the Registrant and LaRoss Partners, LLC dated July 16, 2010.

10.15 (15)	Microsoft adCenter Terms and Conditions

10.16 (15)	Yahoo! Advertising Terms and Conditions

10.17 (13)	Google Inc. Advertising Program Terms by and between Company and Google Inc. entered into on or about October 2005.

10.19 (20)#	Description of Board of Directors Compensation plan, as amended, dated December 10, 2010.

10.20 (21)	Google Services Agreement by and between the Registrant and Google Inc. dated June 30, 2011.

10.21 (22)	Amendment Number 4 to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc. dated July 29, 2011.

10.22 (23)	Loan and Security Agreement by and among the Registrant, Square 1 Bank, Krillion, Inc. and Screamin Media Group, Inc. dated August 3, 2011.

10.23 (24)	Amendment No. 3 to SuperMedia Superpages Advertising Distribution Agreement by and between the Registrant and SuperMedia LLC dated August 9, 2011.

10.24 (25)#	Employment Agreement by and between the Registrant and Erick Herring dated January 9, 2012.

10.25 (26)#	Third Amended and Restated Employment Agreement by and between the Registrant and Peter Hutto dated January 20, 2012.

10.26 (27)+	Amendment Number Two to Google Services Agreement with an effective date of February 1, 2012, by and between the Registrant and Google Inc.

10.27 (28)	First Amendment to Loan and Security Agreement dated March 28, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.28 (29)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.29 (29)+	Amendment Number 5 date April 12, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and between the Registrant and Yahoo! Inc.

10.30 (30)+	Amendment Number Three to Google Services Agreement with an effective date of May 1, 2012, by and between the Registrant and Google Inc.

10.31 (31)+	AOL Advertising Insertion Order dated May 29, 2012, by and between the Registrant and AOL Advertising.

10.32 (31)+	Amendment Number 6 dated May 29, 2012, to Yahoo! Publisher Network Contract dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.33 (31)+	Amendment Number Four to Google Services Agreement with an effective date of June 1, 2012, by and between the Registrant and Google Inc.

10.34 (32)#	Description of the Material Terms of the Registrant’s Bonus Program as of June 20, 2012.

10.35 (33)+	Amendment Number 7 dated August 1, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.36 (34)	Third Amendment to Loan and Security Agreement dated August 17, 2012, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.37 (35)	Amendment Number 8 dated September 29, 2012, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.38 (36)	Asset Purchase Agreement by and among the Registrant, Rovion, LLC and Point Roll, Inc., dated October 19, 2012.

10.39 (37)+	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.40 (38)#	Description of material Terms of the Registrant’s Bonus Program as of January 16, 2013.

10.41 (38)#	Description of material Terms of the Registrant’s Retention Program as of January 16, 2013.

10.42 (39)	Fourth Amendment dated January 30, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.43 (40)	Form of Repricing Letter.

10.44 (41)	Fifth Amendment dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.45 (42)	Form of Exchange Agreement dated February 28, 2012, by and between the Registrant and the Investor named therein.

10.46 (43)	Yahoo! Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.47 (44)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.48 (45)#	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.49 (46)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.50 (46)	Form of 7% Convertible Note.

10.51 (46)	Form of Common Stock Purchase Warrant.

10.52 (46)	Form of Investor Rights Agreement.

10.53 (46)	Form of Subsidiary Guarantee.

10.54 (46)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square One Bank.

10.55 (47)	Google, Inc. Advertising Program Terms entered into April 13, 2013.

10.56 (48)+	AOL Advertising Insertion Order dated May 31, 2013, by and between the Registrant and AOL Advertising Inc.

10.57 (49)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.58 (50)#	Description of the Material Terms of the Registrant’s Bonus Program as of July 2, 2013.

10.59 (51)+	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.60 (52)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

10.61 (53)+	AOL Advertising Insertion Order dated August 7, 2013, by and between the Registrant and AOL Advertising Inc.

10.62 (54)+	Amendment Number Six to Google Services Agreement dated October 3, 2013, by and between the Registrant and Google Inc.

10.63 (55)	Local Network Master Services Agreement, dated October 16, 2013, by and between the Registrant and Allview Networks, LLC.

10.64 (56)	Settlement and Patent License Agreement by and between Registrant and Geotag, Inc. dated November 11, 2013.

10.65 (57)#	Separation and General Release Agreement by and between the Registrant and Heath Clarke dated January 10, 2014.

10.66 (57)	Consulting Services Agreement by and between the Registrant and Heath Clarke dated January 11, 2014.

10.67 (58)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square I Bank.

14 (34)	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2011.
(2)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.
(9)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 23, 2005.
(10)	Incorporate by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on July 3, 2007.
(11)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 24, 2009.
(12)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2010.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2010.
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2010
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2005.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 18, 2005.
(18)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 5, filed with the Securities and Exchange Commission on October 28, 2005. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2010.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2010.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2011.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2011.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2011.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2011.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2012.
(26)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2012.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2012.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2012.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2012.
(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(33)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2012.
(34)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.

(35)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2012.
(36)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2012.
(37)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2012.
(38)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2013.
(39)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(40)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(41)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(42)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 1, 2013.
(43)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 15, 2013.
(44)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013
(45)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(46)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.
(47)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2013.
(48)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(49)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(50)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2013.
(51)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(52)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.
(53)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.
(54)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2013.

(55)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2013.
(56)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013.
(57)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(58)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.