Form 10-Q
period 2014-03-31
LOCAL Corp
filed 2014-05-09
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014 there were 23,277,207 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$3,711	$5,069
Accounts receivable, net of allowances of $655 and $533, respectively	18,219	17,298
Escrow receivable	390	390
Prepaid expenses and other current assets	701	957

Total current assets	23,021	23,714
Property and equipment, net	6,134	6,073
Goodwill	19,281	19,281
Intangible assets, net	2,214	2,439
Long-term receivable, net of allowances of $3,431 and $3,431, respectively	—	—
Deposits	72	72

Total assets	$50,722	$51,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,371	$12,786
Accrued compensation	1,294	1,462
Deferred rent	273	323
Warrant liability	710	537
Other accrued liabilities	1,587	2,403
Revolving line of credit	9,567	7,342
Current portion of term loan	—	1,500
Deferred revenue	195	202

Total current liabilities	27,997	26,555

Long-term portion of term loan	—	375
Senior secured convertible notes, net of discount of $1,276 and $1,533, respectively	4,435	4,017
Deferred income taxes	621	347

Total liabilities	33,053	31,294

Commitments, contingencies and subsequent events
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 23,227 and 23,038, respectively	—	—
Additional paid-in capital	124,461	124,249
Accumulated deficit	(106,792)	(103,964)

Stockholders’ equity	17,669	20,285

Total liabilities and stockholders’ equity	$50,722	$51,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$26,180	$21,463

Operating Expenses:
Cost of revenues	20,405	15,594
Sales and marketing	2,350	3,179
General and administrative	3,318	2,947
Research and development	1,559	1,735
Amortization of intangibles	225	231

Total operating expenses	27,857	23,686

Operating income (loss)	(1,677)	(2,223)
Interest and other income (expense), net	(543)	(842)
Change in fair value of derivative liabilities	(334)	5

Income (loss) from continuing operations before income taxes	(2,554)	(3,060)
Provision for income taxes	274	72

Net income (loss) from continuing operations	(2,828)	(3,132)
Income (loss) from discontinued operations (net of taxes)	—	(221)

Net income (loss)	$(2,828)	$(3,353)

Per share data:
Basic net income (loss) per share from continuing operations	$(0.12)	$(0.14)

Basic net income (loss) per share from discontinued operations	$—	$(0.01)

Basic net income (loss) per share	$(0.12)	$(0.15)

Diluted net income (loss) per share from continuing operations	$(0.12)	$(0.14)

Diluted net income (loss) per share from discontinued operations	$—	$(0.01)

Diluted net income (loss) per share	$(0.12)	$(0.15)

Basic weighted average shares outstanding	23,225	22,564
Diluted weighted average shares outstanding	23,225	22,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,828)	$(3,353)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,104	1,267
Provision for doubtful accounts	150	—
Stock-based compensation expense	253	543
Loss on exchange of warrants	—	723
Change in fair value of derivative liabilities	334	(5)
Non-cash interest expense	257	—
Deferred income taxes	274	—
Changes in operating assets and liabilities:
Accounts receivable	(1,071)	(98)
Long term receivable	—	6
Note receivable	—	50
Prepaid expenses and other	256	(359)
Other non-current assets	—	(10)
Accounts payable and accrued liabilities	551	2,253
Deferred revenue	(7)	40

Net cash (used in) provided by operating activities	(727)	1,057

Cash flows from investing activities:
Capital expenditures	(940)	(635)

Net cash used in investing activities	(940)	(635)

Cash flows from financing activities:
Proceeds from the exercise of options	—	1
Payment of term loan	(1,875)	—
Payment of financing related costs	(41)	(94)
Proceeds from (payment of) revolving credit facility, net	2,225	(958)

Net cash provided by (used in) financing activities	309	(1,051)

Net (decrease) increase in cash	(1,358)	(629)
Cash, beginning of the period	5,069	3,696

Cash, end of the period	$3,711	$3,067

Supplemental cash flow information:
Interest paid	$202	$118

Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The Company and Summary of Significant Accounting Policies

Nature of operations

Local Corporation (the “Company”) is a leading local advertising technology company that provides its search results to consumers who are searching online for local businesses, products and services. The Company’s search results consist primarily of local business listings and product listings that it aggregates, indexes, normalizes and syndicates using its sophisticated technology platforms. The Company provides its search results through its flagship Local.com website, its Krillion.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of websites that rely on its search syndication services to provide local search results to their own users (“Network”). The Company also aggregates and distributes product search results to third party partners through its proprietary Krillion® local shopping platform. The Company generates revenue from a variety of ad units it places alongside its search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

The Company uses patented and proprietary technologies and systems to provide users of its O&O websites and Network with relevant search results for local businesses, products and services, event information, ratings and reviews, driving directions and more into its search results. By distributing this information across its O&O websites and Network, the Company is able to reach users that its direct advertisers and advertising partners desire to reach.

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

Certain comparative prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

The unaudited interim condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to its Spreebird business, the Company has reclassified and presented all related historical financial information as it relates to this business as “discontinued operations” in the accompanying condensed consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced. These reclassifications have no effect on previously reported net income (loss).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, revolving line of credit, accounts payable, the conversion option liability, warrant liability, term loan, and senior secured convertible notes. The carrying amounts of the revolving line of credit and term loan approximate their fair values because the interest rate on these instruments fluctuates with market interest rates. The senior secured convertible notes have a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The fair values of the conversion option and warrant liability are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the quoted price of common stock, volatility based on the historical market activity of the Company’s stock, the expected life based on the remaining contractual term of the conversion option and warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ and conversion options’ contractual life.

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

The Company generates revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement and the fulfillment of subscription listing obligations. The Company enters into contracts to distribute sponsored listings and banner advertisements with direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at any time. The Company’s indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). The Company recognizes its portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its O&O websites and Network. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustments for traffic screening. Management has analyzed revenue recognition and determined that web hosting revenue is recognized net of direct costs.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. The Company advertises on large search engine websites such as Google, Inc. (“Google), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three months ended March 31, 2014 and 2013, approximately 76% and 54% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2014, advertising costs to drive consumers to our Local.com website were $9.4 million of which $7.5 million and $1.3 million were attributable to Google and Yahoo, respectively. During the three months ended March 31, 2013, advertising costs to drive consumers to our Local.com website were $10.3 million of which $7.4 million and $2.0 million were attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

2.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(5,067)	$556	4	$5,623	$(4,855)	$768	4
Non-compete agreements	83	(83)	—	2	83	(83)	—	2
Customer-related	1,240	(1,237)	3	4	1,240	(1,237)	3	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(646)	54	4	700	(633)	67	4

	$9,678	$(7,464)	$2,214		$9,678	$(7,239)	$2,439

3.	Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The Company reviews goodwill for impairment utilizing either a qualitative assessment or a two-step process. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. When the Company performs the two-step process, the first step requires a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference.

The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company either performs a qualitative assessment or compares the fair value of related assets to the carrying value to determine if there is impairment. The Company’s indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. The Company did not identify any indicators of potential impairment during the first quarter of fiscal 2014 and therefore no impairment review was performed.

4.	Website development costs and computer software developed for internal use

U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2014, the Company capitalized $565,000 related to web site development. Amortization of capitalized web site costs was $607,000 for the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company capitalized $502,000 related to web site development. Amortization of capitalized web site costs was $606,000 for the three months ended March 31, 2013. Capitalized web site costs are included in property and equipment, net on the accompanying condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) per share from continuing operations	$(2,828)	$(3,132)

Net income (loss) per share from discontinued operations	$—	$(221)

Net income (loss)	$(2,828)	$(3,353)

Denominator:
Denominator for historical basic calculation weighted average shares	23,225	22,564
Dilutive common stock equivalents *:
Options	—	—
Warrants	—	—

Denominator for historical diluted calculation weighted average shares.	23,225	22,564

Net loss per share:
Basic net income (loss) per share from continuing operations	$(0.12)	$(0.14)

Basic net income (loss) per share from discontinued operations	$—	$(0.01)

Basic net income (loss) per share	$(0.12)	$(0.15)

Diluted net income (loss) per share from continuing operations	$(0.12)	$(0.14)

Diluted net income (loss) per share from discontinued operations	$—	$(0.01)

Diluted net income (loss) per share	$(0.12)	$(0.15)

*	For the three months ended March 31, 2014, potentially dilutive securities, which consist of options to purchase 3,855,253 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 766,268 shares of common stock at a price of $2.01 to $2.87 per share were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.
*	For the three months ended March 31, 2013, potentially dilutive securities, which consist of options to purchase 3,693,400 shares of common stock at prices ranging from $1.41 to $16.59 per share and warrants to purchase 20,000 shares of common stock at a price of $2.87 per share were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

6.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Furniture and fixtures	$981	$981
Office equipment	549	529
Computer equipment	4,050	3,772
Computer software	14,920	14,277
Leasehold improvements	905	905

	21,405	20,464
Less accumulated depreciation and amortization	(15,271)	(14,391)

Property and equipment, net	$6,134	$6,073

Depreciation expense for the three months ended March 31, 2014 and 2013 was $880,000 and $905,000, respectively.

7.	Interest and other income (expense), net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$—	$4
Interest expense	(543)	(123)
Loss on exchange of warrants	—	(723)

Interest and other income (expense), net	$(543)	$(842)

8.	Credit facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Square 1 Bank, as amended. The Loan Agreement provides the Company with a revolving credit facility of up to $12.0 million (the “Facility”). The Loan Agreement maturity date is April 2, 2015. Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is based on a formula equal to 80% of eligible accounts receivable, with account eligibility measured in accordance with standard determinations as more particularly defined in the Loan Agreement (the “Formula Revolving Line”). Prior to March 28, 2013, the Company was allowed to borrow $3.0 million, irrespective of the formula noted above and had borrowed $3.0 million from the Facility (the “Non-Formula Advance”). On April 10, 2013, the date of the Seventh Amendment, Square 1 Bank added as security under the Loan Agreement all of the Company’s intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. All amounts borrowed under the Facility are secured by a general security interest on the assets. On March 27, 2014, we entered into the Eighth Amendment to the Loan Agreement. In accordance with the Eighth Amendment, we paid in full our term loan with Square 1 Bank using credit available under our Formula Revolving Line. As of March 27, 2014, no amounts are outstanding and no further credit extensions are available under the Non-Formula Advance.

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

The Company must meet certain financial covenants during the term of the Facility, which included certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of March 31, 2014, the Company was in compliance with all of its financial covenants. The Eighth Amendment to the Loan Agreement removed the financial covenant that required the Company to maintain a minimum liquidity ratio.

At March 31, 2014, the Company had a total of $9.6 million outstanding and $2.0 million available under the Facility.

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

The Company determined that the conversion option should be bifurcated and accounted for as a derivative liability. Using the Black-Scholes valuation model the Company determined the fair value of the conversion option liability to be $1.4 million at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $768,000. The fair value of the conversion option and warrant liability was recorded as convertible debt discount and is amortizing into interest expense over the life of the notes using the effective interest rate method. The conversion option liability and warrant liability are recorded at fair value each reporting period with changes in the fair value recorded in the condensed consolidated statements of operations. The fair value of the conversion option liability was $711,000 and $550,000 as of March 31, 2014 and December 31, 2013, respectively, and included in the senior secured convertible notes in the accompanying condensed consolidated balance sheets. The fair value of the warrant liability was $710,000 and $537,000 at March 31, 2014 and December 31, 2013, respectively.

The Notes are subordinate to the Square 1 Bank revolving line of credit.

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

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue by geographic region:
United States	$26,180	$21,463

Revenue by product:
Pay-Per-Click (PPC)	20,028	17,535
Subscription Advertising Products	97	348
Domain Sales and Services	27	83
Display and Banner Advertising Services	5,897	3,463
Other	131	34

Total revenue	$26,180	$21,463

11.	Stock-based compensation

Stock option activity under the equity incentive plans during the three months ended March 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,375,473	$4.17
Granted	852,405	1.58
Exercised	—	—
Cancelled	(372,625)	3.52

Outstanding at March 31, 2014	3,855,253	$3.66	$356

Exercisable at March 31, 2014	2,881,588	$4.27	$131

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2014 was $0.76.

The aggregate intrinsic value of all options exercised during the three months ended March 31, 2014 was $0.

The following table summarizes information regarding options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $2.00	1,072,753	6.2 years	$1.59	379,706	$1.58
$2.01 - $3.00	853,018	4.7 years	2.36	598,697	2.37
$3.01 - $4.00	544,806	5.5 years	3.50	522,343	3.49
$4.01 - $5.00	598,444	3.8 years	4.66	594,610	4.70
$5.01 - $6.00	164,524	3.9 years	5.59	164,524	5.60
$6.01 - $7.00	416,032	4.5 years	6.18	416,032	6.18
$7.01 - $8.00	70,000	2.0 years	7.18	70,000	7.18
$8.01 - $9.00	55,000	1.2 years	8.98	55,000	8.98
$9.01 - $10.00	15,000	1.2 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	0.8 years	15.76	65,676	15.76

	3,855,253	4.9 years	$3.66	2,881,588	$4.27

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
2014
Risk-free interest rate	1.00%
Expected lives (in years)	3.5 years
Expected dividend yield	None
Expected volatility	67.80%

Restricted stock unit activity under the 2011 Omnibus Plan for the three months ended March 31, 2014, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	247,855	$2.14
Granted	—	—
Vested	(214,704)	2.12
Cancelled	(1,840)	2.29

Unvested at March 31, 2014	31,311	$2.29

Total stock-based compensation expense recognized for the three months ended March 31, 2014 and 2013, was as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$12	$28
Sales and marketing	29	134
General and administrative	195	290
Research and development	17	82

Total stock-based compensation expense	$253	$534

Basic and diluted net stock-based compensation expense per share	$0.01	$0.02

12.	Warrants

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

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the modification and exchange, the Company recorded a loss on warrant exchange of $723,000 during the quarter ended March 31, 2013. The loss on warrant exchange has been included in interest income and other income (expense), net in the accompanying consolidated statements of operations.

See Note 9 - Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes.

Warrant activity for the three months ended March 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	766,268	$2.03
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2014	766,268	$2.03

Exercisable at March 31, 2014	766,268	$2.03

The following table summarizes information regarding warrants outstanding and exercisable at March 31, 2014:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.01	746,268	4.0 years	$2.01
$ 2.87	20,000	0.6 years	2.87

	766,268	4.2 years	2.03

13.	Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business, the results of operations relating to this business have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented.

Revenue and pretax income (loss) related to discontinued operations are as follows: (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$291

Pretax income (loss)	$—	$(221)
Provision (benefit) for income taxes	—	—

Income (loss) from discontinued operations (net of taxes)	$—	$(221)

14.	Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

Description	As of March 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$710	$710

Convertible option liability	$711	$711

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Description	As of December 31, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$537	$537

Convertible option liability	$550	$550

As of March 31, 2014, our conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the financial liabilities was estimated at March 31, 2014, using a Black-Scholes option pricing model with the following assumptions:

	Warrant	Conversion option
Risk-free interest rate	1.73%	0.13%
Expected lives (in years)	4.0 years	1.0 years
Expected dividend yield	None	None
Expected volatility	65.88%	42.17%

The following table presents a reconciliation for warrant and conversion option liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

	Warrant	Conversion option
Balance at December 31, 2013	$537	$550
Change in fair value	173	161

Balance at March 31, 2014	$710	$711

15. Subsequent Events

On May 7, 2014, the Company’s board of directors appointed the chairman of the board, Fred Thiel, as chief executive officer of the Company. The board of directors further decided to eliminate the position of president and chief operating officer, and as a result, Mike Sawtell is no longer with the Company.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2013, and for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.

Overview

We are a leading local advertising technology company that provides our search results to consumers who are searching online for local businesses, products and services. Our search results consist primarily of local business listings and product listings that we aggregate, index, normalize and syndicate using our sophisticated technology platforms. We provide our search results through our flagship Local.com website, our Krillion.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of websites that rely on our search syndication services to provide local search results to their own users (“Network”). We also aggregate and distribute product search results to third party partners through our proprietary Krillion® local shopping platform. We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

We use patented and proprietary technologies and systems to provide users of our O&O websites and Network with relevant search results for local businesses, products and services, event information, ratings and reviews, driving directions and more into our search results. By distributing this information across our O&O websites and Network, we are able to reach users that our direct advertisers and advertising partners desire to reach.

Recent Developments

On January 10, 2014, we entered into a separation and general release agreement with our former chief executive officer, Heath B. Clarke. In accordance with the Separation and General Release Agreement we agreed to pay our former chief executive officer a severance amount of $772,000 over a period of ten months starting in January 2014, all of which was expensed in the first quarter of 2014.

On March 27, 2014, we entered into the Eighth Amendment to the Loan and Security Agreement with Square 1 Bank. In accordance with the Eighth Amendment, we paid in full our term loan with Square 1 Bank using credit available under our Formula Revolving Line. The Eighth Amendment also extended the term of the Loan Agreement through April 2015 and removed the liquidity ratio covenant requirement.

On May 7, 2014, our board of directors appointed the chairman of the board, Fred Thiel, as chief executive officer of the Company. The board of directors further decided to eliminate the position of president and chief operating officer, and as a result, Mike Sawtell is no longer with the Company.

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

Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet users. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like those powered by our O&O and Network business, including Local.com or our network partners’ websites.

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

We believe the consumer shift to mobile devices presents a tremendous opportunity for us. Today, consumers are using their mobile devices more than ever before to search for local products and services.

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

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three months ended March 31, 2014 and 2013, approximately 76% and 54% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2014, advertising costs to drive consumers to our Local.com website were $9.4 million of which $7.5 million and $1.3 million were attributable to Google and Yahoo, respectively. During the three months ended March 31, 2013, advertising costs to drive consumers to our Local.com website were $10.3 million, of which $7.4 million and $2.0 million were attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Critical Accounting Policies and Use of Estimates

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

We generate revenue when it is realizable and earned, as evidenced by click-throughs occurring on advertisers’ sponsored listings, the display of a banner advertisement and the fulfillment of subscription listing obligations. We enter into contracts to distribute sponsored listings and banner advertisements with direct and indirect advertisers. Most of these contracts are short-term, do not contain multiple elements and can be cancelled at any time. Our indirect advertisers provide us with sponsored listings with bid prices (for example, what their advertisers are willing to pay for each click-through on those listings). We recognize our portion of the bid price based upon the contractual agreement. Sponsored listings and banner advertisements are included within pages that display search results, among others, in response to keyword searches performed by consumers on its O&O websites and Network. Revenue is recognized when earned based on click-through and impression activity to the extent that collection is reasonably assured from credit worthy advertisers. Revenue recognized is net of estimated adjustments for traffic screening. Management has analyzed revenue recognition and determined that web hosting revenue is recognized net of direct costs.

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

During the fourth quarter 2013, we fully reserved our long-term receivable resulting in an additional charge to the income statement of $1.7 million. The long-term receivable relates to legacy subscribers that were billed via their phone bills from local exchange carriers.

As of March 31, 2014, two customers, Yahoo and Google, represented 59% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

Goodwill and Other Intangible Assets

Goodwill representing the excess of the purchase price over the fair value of the net tangible and intangible assets arising from acquisitions and purchased domain names are recorded at cost. Intangible assets, such as goodwill and domain names, which are determined to have an indefinite life, are not amortized. The first step in determining if there is any goodwill impairment is a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference.

We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. Our indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. We did not identify any indicators of potential impairment during the first quarter of fiscal 2014 and therefore no impairment review was performed.

Stock Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2014 and 2013, is as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$12	$28
Sales and marketing	29	134
General and administrative	195	290
Research and development	17	82

Total stock-based compensation expense	$253	$534

Basic and diluted net stock-based compensation expense per share	$0.01	$0.02

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	77.9	72.7
Sales and marketing	9.0	14.8
General and administrative	12.7	13.7
Research and development	6.0	8.1
Amortization of intangibles	0.9	1.1

Total operating expenses	106.4	110.4

Operating income (loss)	(6.4)	(10.4)
Interest and other income (expense), net	(2.1)	(3.9)
Change in fair value of warrant liability	(1.3)	0.0

Income (loss) from continuing operations before income taxes	(9.8)	(14.3)
Provision for income taxes	1.0	0.3

Net income (loss) from continuing operations	(10.8)	(14.6)

Income (loss) from discontinued operations (net of taxes)	—	(1.0)

Net income (loss)	(10.8)%	(15.6)%

Three months ended March 31, 2014 and 2013

Revenue (dollars in thousands):

	Three Months Ended March 31,				Percent change
	2014	(*)	2013	(*)
Owned and operated	$11,418	43.6%	$13,180	61.4%	(13.4)%
Network	14,762	56.4%	8,283	38.6%	78.2%

Total revenue	$26,180	100.0%	$21,463	100.0%	22.0%

(*) – Percent of total revenue

Owned and operated revenue for the three months ended March 31, 2014, decreased 13.4% compared to the same period in 2013. The decrease in revenue for the three months ended March 31, 2014, compared to the same period in 2013 is due to a decrease in monetization as our revenue per thousand visitors (“RKV”) decreased from $215 for the three months ended March 2013 to $189 for the three months ended March 31, 2014. The decrease in monetization is largely due to lower revenue per click from one of our largest advertising partners combined with change in the mix of traffic, more heavily weighted to mobile visits. Although traffic was consistent quarter over quarter the mix of traffic changed and was more weighted towards mobile traffic, which had a negative impact on our RKV for the first quarter of fiscal 2014 as mobile traffic generally monetizes at a lower level.

Network revenue for the three months ended March 31, 2014, increased 78.2%, compared to the same period in 2013. The increase is primarily due to an increase in the number of network partner websites as well as an increase in revenue from certain network partners. The increase is partially offset by a decrease in organic traffic to existing partner websites due to algorithmic changes made by a large search engine affecting the way in which the search engine indexes our network partner websites. A portion of the Network revenue is based on other websites for which we provide our organic and third-party ad feeds. We have experienced volatility in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. This portion of our Network revenue remains volatile. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially.

Based on the above, total revenue for the three months ended March 31, 2014, increased 22%, compared to the same period in 2013.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended March 31,
Customer	2014	2013
Google Inc	21.9%	34.7%
Yahoo! Inc.	47.1%	33.3%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Cost of revenues	$20,405	77.9%	$15,594	72.7%	30.9%
Sales and marketing	2,350	9.0%	3,179	14.8%	(26.1)%
General and administrative	3,318	12.7%	2,947	13.7%	12.6%
Research and development	1,559	6.0%	1,735	8.1%	(10.1)%
Amortization of intangibles	225	0.9%	231	1.1%	(2.6)%

Total operating expenses	$27,857	106.4%	$23,686	110.4%	17.6%

Cost of revenues

Cost of revenues for the three months ended March 31, 2014, increased by 31%, compared to the same period in 2013. The increase during the three months ended March 31, 2014, compared to the same period in 2013 is due to an increase in revenue share related to network revenue. The increase in revenue share was partially offset by a decrease in traffic acquisition costs associated with driving consumers to our Local.com website.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2014, decreased 26.1% compared to the same period in 2012. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses. We are still providing our SMB solution through our channel partners.

General and administrative

General and administrative expenses for the three months ended March 31, 2014, increased 12.6% compared to the same period in 2013. The increase was mainly due to a severance charge of $911,000 of which the majority related to the departure of our Chief Executive Officer during the first quarter of 2014. The increase was partially offset by the continued cost saving efforts by the Company.

Research and development

Research and development expenses for the three months ended March 31, 2014, decreased by 10.1%, compared to the same period in 2013. The decrease is due to higher capitalization of personnel related costs as we continue to invest in new initiatives, including mobile and local shopping, together with a reduction in consulting fees as part of our continued operating efficiency improvements. We capitalized an additional $565,000 of research and development expenses for website development and amortized $607,000 of capitalized website development costs during the three months ended March 31, 2014. We capitalized an additional $502,000 of research and development expenses for website development and amortized $606,000 of capitalized website development costs during the three months ended March 31, 2013.

Amortization of intangibles

Amortization of intangibles expense was $225,000 for the three months ended March 31, 2014, compared to $231,000 for the same period in 2013.

Interest and other income (expense), net

Interest and other income (expense), net was ($543,000) for the three months ended March 31, 2014, compared to ($842,000) for the same period in 2013. The decrease in interest expense is due to a $723,000 charge related to the loss on exchange of warrants recorded in the first quarter of fiscal 2013. The decrease is partially offset by an increase in interest expense related to the convertible notes the Company entered into in April 2013. The interest relating to the convertible notes include cash and non-cash interest expense.

Provision for income taxes

Provision for income taxes was $274,000 and $72,000 for the three months ended March 31, 2014 and 2013, respectively. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	March 31,	December 31,
	2014	2013
Cash	$3,711	$5,069

Working capital (deficit)	$(4,266)	$(2,304)

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(727)	$1,057
Net cash used in investing activities	(940)	(635)
Net cash (used in) provided by financing activities	309	(1,051)

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $3.7 million as of March 31, 2014, and $5.1 million as of December 31, 2013. We had a working capital deficit of $4.3 million as of March 31, 2014, and $2.3 million as of December 31, 2013. As of March 31, 2014, we had a total of $9.6 million outstanding on the revolving credit facility with Square 1 Bank, with additional availability dependent on fluctuations in the borrowing base up to a maximum of $12 million. On March 27, 2014, we entered into an Amendment with Square 1

Bank, pursuant to which we paid off the entire term loan with Square 1 Bank using the availability under our revolving credit facility. The decrease in working capital is largely due to a decrease in cash and other accrued liabilities. Cash decreased due to the payment of severance and other compensation related charges during the three months ended March 31, 2014.

Net cash used in operating activities was $727,000 for the three months ended March 31, 2014. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of derivative liability and non-cash interest expense) was approximately $456,000, and changes in operating assets and liabilities provided cash of $271,000 for the three months ended March 31, 2014. Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2013. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant liability and loss on exchange of warrants) was approximately $825,000, and changes in operating assets and liabilities provided cash of $1.8 million for the three months ended March 31, 2013.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2014, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net income (loss)	$(2,828)	$(3,353)	$525
Non-cash (1)	2,372	2,528	(156)

Subtotal	(456)	(825)	369
AR, AP and Other	(271)	1,882	(2,153)

Net cash (used in) provided by operations	$(727)	$1,057	$(1,784)

(1)	Includes depreciation, amortization, change in fair value of derivative liabilities, loss on exchange of warrants, non-cash expense related to stock-based compensation, non-cash interest expense, and provision for doubtful accounts.

Net cash used in investing activities was $940,000 for the three months ended March 31, 2014, of which all related to capital expenditures, primarily for website development costs. Net cash provided by financing activities was $309,000 for the three months ended March 31, 2014, and primarily consisted of net proceeds from the Square 1 Bank revolving line of credit of $2.2 million partially offset by the repayment of the Square 1 Bank term loan. Net cash used in investing activities was $635,000 for the three months ended March 31, 2013, all of which related to capital expenditures, primarily for website development costs. Net cash used in financing activities was $1.1 million for the three months ended March 31, 2013, and primarily consisted of $1.0 million repayment of a portion of the outstanding balance on the Square One Bank line of credit.

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

There have been no material changes in our disclosures regarding market risk since December 31, 2013. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013, for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Principal Executive Officer and Chief Financial and Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Shopping Cheapest Litigation

On April 24, 2014, a lawsuit was filed in the Superior Court of California, County of Orange against Local Corporation by Shopping Cheapest, LLC, a UK limited liability company. The complaint alleges that Local Corporation breached its contract with Shopping Cheapest, LLC and seeks an award of damages of approximately $1.1 million plus attorney fees. We do not believe the lawsuit has any merit, as we were acting in accordance with the contract in dispute at all times, and intend to vigorously defend ourselves. Additionally, we have filed a countersuit against Shopping Cheapest, LLC seeking damages for breach of contract by Shopping Cheapest, LLC among other causes of action.

Item 1A.	Risk Factors

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Description of the Material Terms of the Registrant’s Bonus Program as of January 14, 2014.

10.2 (8)†	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.3 (9)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

May 9, 2014	/s/ Fred Thiel
Date	Fred Thiel
Chief Executive Officer and Chairman (Principal Executive Officer)

May 9, 2014	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Description of the Material Terms of the Registrant’s Bonus Program as of January 14, 2014.

10.2 (8)†	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.3 (9)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.