Form 10-Q
period 2014-06-30
LOCAL Corp
filed 2014-08-14
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 23,230,116 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$6,676	$5,069
Accounts receivable, net of allowances of $297 and $533, respectively	12,769	17,298
Escrow receivable	—	390
Prepaid expenses and other current assets	567	957

Total current assets	20,012	23,714
Property and equipment, net	6,343	6,073
Goodwill	19,281	19,281
Intangible assets, net	1,989	2,439
Long-term receivable, net of allowances of $3,431 and $3,431, respectively	—	—
Deposits	72	72

Total assets	$47,697	$51,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,289	$12,786
Accrued compensation	2,013	1,462
Deferred rent	224	323
Warrant liability	743	537
Other accrued liabilities	1,681	2,403
Revolving line of credit	8,867	7,342
Current portion of term loan	—	1,500
Deferred revenue	192	202

Total current liabilities	26,009	26,555

Long-term portion of term loan	—	375
Senior secured convertible notes, net of debt discount of $999 and $1,533, respectively	4,743	4,017
Deferred income taxes	444	347

Total liabilities	31,196	31,294

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 23,230 and 23,038, respectively	—	—
Additional paid-in capital	124,623	124,249
Accumulated deficit	(108,122)	(103,964)

Stockholders’ equity	16,501	20,285

Total liabilities and stockholders’ equity	$47,697	$51,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$22,514	$22,656	$48,694	$44,120

Operating Expenses:
Cost of revenues	16,512	16,452	36,917	32,046
Sales and marketing	2,166	2,009	4,516	5,189
General and administrative	3,238	2,845	6,556	5,791
Research and development	1,252	1,500	2,811	3,236
Amortization of intangibles	225	231	450	462

Total operating expenses	23,393	23,037	51,250	46,724

Operating loss	(879)	(381)	(2,556)	(2,604)
Interest and other income (expense), net	(564)	(420)	(1,107)	(1,262)
Change in fair value of conversion option and warrant liability	(64)	638	(398)	642

Loss from continuing operations before income taxes	(1,507)	(163)	(4,061)	(3,224)
Provision for (benefit from) income taxes	(177)	159	97	230

Net loss from continuing operations	(1,330)	(322)	(4,158)	(3,454)
Loss from discontinued operations (net of taxes)	—	(3,264)	—	(3,485)

Net loss	$(1,330)	$(3,586)	$(4,158)	$(6,939)

Per share data:
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.01)	$(0.18)	$(0.15)

Basic and diluted net loss per share from discontinued operations	$—	$(0.14)	$—	$(0.15)

Basic and diluted net loss per share	$(0.06)	$(0.16)	$(0.18)	$(0.31)

Basic and diluted weighted average shares outstanding	23,228	22,877	23,226	22,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,158)	$(6,939)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,253	2,569
Provision for doubtful accounts	450	350
Stock-based compensation expense	416	1,077
Non-cash interest expense	534	186
Loss on exchange of warrants	—	723
Change in fair value of conversion option and warrant liability	398	(642)
Impairment of goodwill and intangible assets	—	3,051
Deferred income taxes	97	—
Changes in operating assets and liabilities:
Accounts receivable	4,079	(3,162)
Long term receivable	—	(137)
Note receivable	—	101
Prepaid expenses and other	390	(752)
Accounts payable and accrued liabilities	(767)	2,469
Deferred revenue	(10)	(9)

Net cash provided by (used in) operating activities	3,682	(1,115)

Cash flows from investing activities:
Capital expenditures	(2,073)	(1,397)
Decrease (increase) in restricted cash	—	42
Proceeds from escrow	390	—

Net cash used in investing activities	(1,683)	(1,355)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes and warrants	—	5,000
Proceeds from the exercise of options	4	21
Proceeds from (payment of) revolving credit facility, net	1,525	(1,333)
Payment of term loan	(1,875)	—
Payment of financing related costs	(46)	(108)

Net cash (used in) provided by financing activities	(392)	3,580

Net increase in cash	1,607	1,110
Cash, beginning of the period	5,069	3,696

Cash, end of the period	$6,676	$4,806

Supplemental cash flow information:
Interest paid	$411	$247

Income taxes paid	$—	$2

Non-cash financing activities:
Derivative liabilities recorded in connection with the issuance of senior secured convertible notes	$—	$2,182

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

The unaudited interim condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.

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

Intangible Assets

Intangible assets, excluding domain names, are amortized over their estimated useful lives, generally on a straight-line basis over two to four years.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. The Company advertises on large search engine websites such as Google, Inc. (“Google), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three and six months ended June 30, 2014, approximately 77%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2014, advertising costs to drive consumers to our Local.com website were $9.8 million and $19.2 million respectively. Of the total advertising cost for the three and six months ended June 30, 2014, $7.5 million and $15.1 million were attributable to Google and $1.2 million and $2.6 million were attributable to Yahoo, respectively. During the three and six months ended June 30, 2013, approximately 54%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2013, advertising costs to drive consumers to our Local.com website were $8.7 million and $18.9 million respectively. Of the total advertising cost for the three and six months ended June 30, 2013, $6.3 million and $13.7 million were attributable to Google and $1.6 million and $3.6 million were attributable to Yahoo, respectively.

Updated accounting guidance not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2017. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

2.	Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(5,278)	$345	4	$5,623	$(4,855)	$768	4
Non-compete agreements	83	(83)	—	2	83	(83)	—	2
Customer-related	1,240	(1,238)	2	4	1,240	(1,237)	3	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(659)	41	4	700	(633)	67	4

	$9,678	$(7,689)	$1,989		$9,678	$(7,239)	$2,439

3.	Goodwill and Other Intangible Assets

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

The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company either performs a qualitative assessment or compares the fair value of related assets to the carrying value to determine if there is impairment. The Company’s indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. The Company did not identify any indicators of potential impairment during the second quarter of fiscal 2014 and therefore no impairment review was performed.

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

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Additional capitalized website development costs	$485	$563	$1,050	$1,065
Amortization of capitalized website development costs	$614	$638	$1,221	$1,244

5.	Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(1,330)	$(322)	$(4,158)	$(3,454)

Net loss from discontinued operations	$—	$(3,264)	$—	$(3,485)

Denominator:
Denominator for historical basic calculation weighted average shares	23,228	22,877	23,226	22,721
Dilutive common stock equivalents:*
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for historical diluted calculation weighted average shares	23,228	22,877	23,226	22,721

Net loss from continuing operations per share:
Historical basic and diluted net loss from continuing operations per share	$(0.06)	$(0.01)	$(0.18)	$(0.15)

Net loss from discontinued operations per share:
Historical basic and diluted net loss from discontinued operations per share	$—	$(0.14)	$—	$(0.15)

Net loss per share:
Historical basic and diluted net loss per share	$(0.06)	$(0.16)	$(0.18)	$(0.31)

*	For the three and six months ended June 30, 2014, potentially dilutive securities, which consist of options to purchase 4,362,247 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 per share, secured convertible notes that could convert into 2,487,562 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.
*	For the three and six months ended June 30, 2013, potentially dilutive securities, which consist of options to purchase 3,636,352 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 per share, secured convertible notes that could convert into 2,487,562 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

6.	Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Furniture and fixtures	$986	$981
Office equipment	549	529
Computer equipment	4,511	3,772
Computer software	15,576	14,277
Leasehold improvements	916	905

	22,538	20,464
Less accumulated depreciation and amortization	(16,195)	(14,391)

Property and equipment, net	$6,343	$6,073

Depreciation expense for the three and six months ended June 30, 2014 was $924,000 and $1.8 million, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $934,000 and $1.8 million, respectively.

7.	Interest and other income (expense), net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$—	$3	$—	$7
Interest expense	(564)	(423)	(1,107)	(546)
Loss on exchange of warrants	—	—	—	(723)

Interest and other income (expense), net	$(564)	$(420)	$(1,107)	$(1,262)

8.	Credit facilities

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

The Company must meet certain financial covenants during the term of the Facility, which included certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of June 30, 2014, the Company was in compliance with all of its financial covenants. The Eighth Amendment to the Loan Agreement removed the financial covenant that required the Company to maintain a minimum liquidity ratio.

At June 30, 2014, the Company had a total of $8.9 million outstanding and $0.7 million available under the Facility.

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

The Company determined that the conversion option should be bifurcated and accounted for as a derivative liability. Using the Black-Scholes valuation model the Company determined the fair value of the conversion option liability to be $1.4 million at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $768,000. The fair value of the conversion option and warrant liability was recorded as convertible debt discount and is amortizing into interest expense over the life of the notes using the effective interest rate method. The conversion option liability and warrant liability are recorded at fair value each reporting period with changes in the fair value recorded in the condensed consolidated statements of operations. The fair value of the conversion option liability was $742,000 and $550,000 as of June 30, 2014 and December 31, 2013, respectively, and included in the senior secured convertible notes in the accompanying condensed consolidated balance sheets. The fair value of the warrant liability was $743,000 and $537,000 at June 30, 2014 and December 31, 2013, respectively.

The Notes are subordinate to the Square 1 Bank revolving line of credit.

In connection with the issuance of the Notes, the Company paid $356,000 in cash for placement agent fees of which $127,500 was paid to a director of the Company. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the Notes. Fees related to the issuance of the Notes are recorded in prepaid expenses and are amortized into interest expense over the life of the Notes, using the effective interest method.

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

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue by geographic region:
United States	$22,514	$22,656	$48,694	$44,120

Revenue by product:
Pay-Per-Click (PPC)	19,178	19,626	39,205	37,162
Subscription Advertising Products	50	203	147	552
Domain Sales and Services	51	66	78	150
Display and Banner Advertising Services	3,116	2,693	9,013	6,156
Other	119	68	251	100

Total revenue	$22,514	$22,656	$48,694	$44,120

11.	Stock-based compensation

Stock option activity under the equity incentive plans during the six months ended June 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,375,473	$4.17
Granted	1,483,105	1.69
Exercised	—	—
Cancelled	(494,331)	3.13

Outstanding at June 30, 2014	4,364,247	$3.44	$642

Exercisable at June 30, 2014	2,993,551	$4.19	$213

The weighted-average fair value at grant date for the options granted during the six months ended June 30, 2014 and 2013, was $0.81 and $1.06 per option, respectively.

The aggregate intrinsic value of all options exercised during the six months ended June 30, 2014 and 2013, was $0 and $2,800, respectively.

The following table summarizes information regarding options outstanding and exercisable at June 30, 2014:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 - $2.00	1,623,752	6.2 years	$1.68	427,251	$1.58
$2.01 - $3.00	821,390	4.2 years	2.37	648,446	2.37
$3.01 - $4.00	534,429	3.2 years	3.49	533,178	3.49
$4.01 - $5.00	598,444	3.6 years	4.69	598,444	4.69
$5.01 - $6.00	164,524	3.6 years	5.59	164,524	5.59
$6.01 - $7.00	416,032	4.2 years	6.18	416,032	6.18
$7.01 - $8.00	70,000	1.7 years	7.18	70,000	7.18
$8.01 - $9.00	55,000	0.9 years	8.98	55,000	8.98
$9.01 - $10.00	15,000	0.9 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	0.5 years	15.76	65,676	15.76

	4,364,247	4.6 years	$3.44	2,993,551	$4.19

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.03%	0.68%	1.02%	0.63%
Expected lives (in years)	3.5 years	4.5 years	3.5 years	4.5 years
Expected dividend yield	None	None	None	None
Expected volatility	67.80%	77.35%	67.80%	77.35%

Restricted stock unit activity under the 2011 Omnibus Plan for the six months ended June 30, 2014, is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2013	247,855	$2.14
Granted	—	—
Vested	(214,704)	2.12
Cancelled	(8,773)	2.29

Unvested at June 30, 2014	24,378	$2.29

Total stock-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013, was as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$11	$31	$23	$59
Sales and marketing	25	116	53	250
General and administrative	110	306	306	596
Research and development	17	73	34	156

Total stock-based compensation expense	$163	$526	$416	$1,061

Basic and diluted net stock-based compensation expense per share*	$0.01	$0.02	$0.02	$0.05

*	Non-GAAP disclosure.

12.	Warrants

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

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the exchange, the Company recorded a loss on warrant exchange of $723,000 for the six months ended June 30, 2013. The loss on warrant exchange has been included in interest income and other income (expense), net in the accompanying condensed consolidated statements of operations.

See Note 9 - Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes.

Warrant activity for the six months ended June 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	766,268	$2.03
Issued	—	—
Exercised	—	—
Expired	—	—
Exchanged	—	—

Outstanding at June 30, 2014	766,268	$2.03

Exercisable at June 30, 2014	766,268	$2.03

The following table summarizes information regarding warrants outstanding and exercisable at June 30, 2014:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.01	746,268	3.8 years	$2.01
$ 2.87	20,000	0.3 years	2.87

	766,268	3.7 years	$2.03

13.	Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business, the results of operations relating to this business have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented.

Revenue and pretax income (loss) related to discontinued operations are as follows: (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$225	$—	$516

Pretax income (loss)	$—	$(3,296)	$—	$(3,517)
Provision (benefit) for income taxes	—	(32)	—	(32)

Income (loss) from discontinued operations (net of taxes)	$—	$(3,264)	$—	$(3,485)

14.	Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	As of	Significant
	June 30,	Unobservable
Description	2014	Inputs (Level 3)
Liabilities:
Convertible option liability	$742	$742

Warrant liability	$743	$743

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	As of	Significant
	December 31,	Unobservable
Description	2013	Inputs (Level 3)
Liabilities:
Convertible option liability	$550	$550

Warrant liability	$537	$537

As of June 30, 2014, our conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the financial liabilities was estimated at June 30, 2014, using a Black-Scholes option pricing model with the following assumptions:

	Warrant	Conversion option
Risk-free interest rate	1.62%	0.11%
Expected lives (in years)	3.8 years	0.8 years
Expected dividend yield	None	None
Expected volatility	62.16%	37.10%

The following table presents a reconciliation for warrant and conversion option liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

	2014		2013
		Conversion		Conversion
	Warrant	option	Warrant	option
Balance at January 1	$537	$550	$5	$—
Change in fair value	173	161	(5)	—

Balance at March 31	710	711	—	—
Issuance of warrants and Notes	—	—	768	1,414
Change in fair value	33	31	(195)	(443)

Balance at June 30	$743	$742	$573	$971

During the three and six months ended June 30, 2014, the Company recorded a change in the fair value of the warrant liability of $33,000 and $206,000, respectively, and a change in the fair value of the conversion option liability of $31,000 and $192,000, respectively.

During the three and six months ended June 30, 2013, the Company recorded a change in the fair value of the warrant liability of ($195,000) and ($200,000), respectively, and a change in the fair value of the conversion option liability of ($443,000) and ($443,000), respectively.

15.	Commitments and contingencies

On April 24, 2014, a lawsuit was filed against the Company by Shopping Cheapest, LLC. The complaint alleges that the Company breached its contract with Shopping Cheapest, LLC and seeks an award of damages of approximately $1.1 million plus attorney fees. The Company does not believe the lawsuit has any merit, as the Company were acting in accordance with the contract in dispute at all times, and intend to vigorously defend ourselves. Additionally, the Company has filed a countersuit against Shopping Cheapest, LLC seeking damages for breach of contract by Shopping Cheapest, LLC among other causes of action.

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

Recent Developments

On May 7, 2014, we announced the appointment of Fred Thiel, the chairman of the board, as our new chief executive officer. On June 10, 2014, we also announced the appointment of two new board members, David M. Hughes and John M. Payne, to our board of directors.

On May 8, 2014, we entered into a separation and general release agreement with our former chief operating officer, Michael Sawtell. Under the terms of the separation and general release agreement, we recognized a severance cost due to Michael Sawtell of $563,000, representing one year’s base salary and all of the bonus payments received by Michael Sawtell in the four fiscal quarters immediately preceding the date of separation, payable, over one year, in accordance with the schedule set forth in the separation and general release agreement. The total amount of severance was expensed in the second quarter of 2014 of which, $503,000 remains in accrued compensation in the accompanying condensed consolidated balance sheets.

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

Local online search and more specifically local mobile search is still growing at a fast pace, and as a result, it is difficult to determine our current market share, or predict our future market share. However, we have a number of competitors that have announced an intention to increase their focus on local search with regard to U.S. online advertising, including some of the leading online advertising companies in the world, including Google, Yahoo, Microsoft and Facebook, among many others, with greater experience and resources than we have.

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

We believe that Local can become the technology engine which powers third party apps and sites that seek to provide on-the-go mobile consumers with the local business, product, and service information they want, when they need it, along their path from discovery to decision. If this happens, we believe we will be in a better position to control our financial future by having direct relationships with retailers and brands and as a result we expect to be able to reduce our reliance on third party advertisers.

In addition, we believe that any wide adoption of the Local technology platform would result in access to an immense amount of data about retailers, manufacturers, and consumers alike. We believe this could further evolve Local’s platform into a location-based data play, complete with highly valuable consumer behavior trends, price history by category and other valuable information. We believe we are in the early stages of this evolution in consumer search and we believe we are well positioned to take advantage of it.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards). We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and six months ended June 30, 2014, approximately 77%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2014, advertising costs to drive consumers to our Local.com website were $9.8 million and $19.2 million respectively. Of the total advertising cost for the three and six months ended June 30, 2013, $7.5 million and $15.1 million were attributable to Google and $1.2 million and $2.6 million were attributable to Yahoo, respectively. During the three and six months ended June 30, 2013, approximately 54%, of our overall traffic were purchased from other search engine websites. During the three and six months ended June 30, 2013, advertising costs to drive consumers to our Local.com website were $8.7 million and $18.9 million respectively. Of the total advertising cost for the three and six months ended June 30, 2013, $6.3 million and $13.7 million were attributable to Google and $1.6 million and $3.6 million were attributable to Yahoo, respectively.

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

Updated accounting guidance not yet adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the updated standard in the first quarter of 2017. We are currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

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

During the fourth quarter 2013, we fully reserved our long-term receivable resulting in an additional charge to the condensed consolidated statement of operations of $1.7 million. The long-term receivable relates to legacy subscribers that were billed via their phone bills from local exchange carriers.

As of June 30, 2014, two customers, Yahoo and Google, represented 59% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. Our indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. We did not identify any indicators of potential impairment during the three and six months ended June 30, 2014, and therefore no impairment review was performed.

Stock Based Compensation

Total stock-based compensation expense recognized for the three and six months ended June 30, 2014 and 2013, is as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$11	$31	$23	$59
Sales and marketing	25	116	53	250
General and administrative	110	306	306	596
Research and development	17	73	34	156

Total stock-based compensation expense	$163	$526	$416	$1,061

Basic and diluted net stock-based compensation expense per share*	$0.01	$0.02	$0.02	$0.05

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	73.3	72.6	75.8	72.6
Sales and marketing	9.6	8.9	9.3	11.8
General and administrative	14.4	12.6	13.5	13.1
Research and development	5.6	6.6	5.8	7.3
Amortization of intangibles	1.0	1.0	0.9	1.0

Total operating expenses	103.9	101.7	105.2	105.9

Operating loss	(3.9)	(1.7)	(5.2)	(5.9)
Interest and other income (expense), net	(2.5)	(1.9)	(2.3)	(2.9)
Change in fair value of warrant liability	(0.3)	2.8	(0.8)	1.5

Loss from continuing operations before income taxes	(6.7)	(0.7)	(8.3)	(7.3)
Provision for income taxes	(0.8)	0.7	0.2	0.5

Net loss from continuing operations	(5.9)	(1.4)	(8.5)	(7.8)
Loss from discontinued operations (net of taxes)	—	(14.4)	—	(7.9)
Net loss	(5.9)%	(15.8)%	(8.5)%	(15.7)%

Three and six months ended June 30, 2014 and 2013

Revenue (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2014	(*)	2013	(*)	change	2014	(*)	2013	(*)	change
Owned and operated	$12,602	56.0%	$11,066	48.8%	13.9%	$24,019	49.3%	$24,247	55.0%	-0.9%
Network	9,912	44.0%	11,590	51.2%	-14.5%	24,675	50.7%	19,873	45.0%	24.2%

Total revenue	$22,514	100.0%	$22,656	100.0%	-0.6%	$48,694	100.0%	$44,120	100.0%	10.4%

(*)	– Percent of total revenue

O&O Revenue

	2014		2013		Percentage change
	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,	Three months ended June 30,	Six months ended June 30,
Revenue per thousand visitors (“RKV”)	$204	$197	$199	$208	2.2%	-5.3%
O&O Monthly Unique Visitors (in millions)	59.7	117.7	51.6	108.8	15.7%	8.2%

O&O revenue for the three and six months ended June 30, 2014, increased 13.9% and decreased 0.9%, respectively, compared to the same periods in 2013. The increase in revenue for the three months ended June 30, 2014, compared to the same period in 2013 is due to an increase in monetization as our RKV increased from $199 for the three months ended June 30, 2013, to $204 for the three months ended June 30, 2014. The increased monetization was partially offset by a decrease in traffic to our owned and operated sites. Revenue for the six months ended June 30, 2014, was consistent with the same period in 2013, with a decrease in RKV from $208 for the six months ended June 30, 2013, to $197 for the six months ended June 30, 2014. The decrease in monetization was offset by increased traffic to our owned and operated sites for the six months ended June 30, 2014.

Network revenue

Network revenue for the three months ended June 30, 2014 decreased 14.5% compared to the same period in 2013. The decrease in revenue for the three months ended June 30, 2014, compared to the same period in 2013, is mainly due to a reduction in the amount of traffic we accepted from our network partners as we continued to apply increasingly more stringent traffic filters to ensure our advertising partners continue to receive traffic that converts for our advertisers, which resulted in a reduction in network revenue for the second quarter 2014.

Network revenue for the six months ended June 30, 2014 increased 24.2% compared to the same period in 2013. The increase in revenue for the six months ended June 30, 2014, is primarily due to an increase in the number of network partner websites to which we provide our local search results, as well as an increase in revenue from certain network partners. The increase is partially offset by a reduction in the amount of traffic we accepted from those network partners for quality assurance purposes, as well as a decrease in organic traffic to existing partner websites due to algorithmic changes made by a large search engine affecting the way in which the search engine indexes our network partner websites.

As previously noted, a large portion of Network revenue is based on traffic from other websites to which we provide our organic and third-party ad feeds. We continue to experience fluctuations in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. We expect that this portion of our Network revenue will continue to be subject to fluctuations. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially. We continue to work with our advertising partners to implement monitoring and filtering tools to prevent questionable or fraudulent traffic.

Based on the above, total revenue for the three and six months ended June 30, 2014, decreased 0.6% and increased 10.4%, respectively, compared to the same periods in 2013.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
Google, Inc	31.0%	27.2%	27.0%	30.9%
Yahoo! Inc	46.7%	49.7%	47.0%	41.7%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Cost of revenues	$16,512	73.3%	$16,452	72.6%	0.4%	$36,917	75.8%	$32,046	72.6%	15.2%
Sales and marketing	$2,165	9.6%	$2,009	8.9%	7.8%	$4,516	9.3%	$5,189	11.8%	(13.0)%
General and administrative	$3,238	14.4%	$2,845	12.6%	13.8%	$6,556	13.5%	$5,791	13.1%	13.2%
Research and development	$1,252	5.6%	$1,500	6.6%	(16.5)%	$2,811	5.8%	$3,236	7.3%	(13.1)%
Amortization of intangibles	$225	1.0%	$231	1.0%	(2.6)%	$450	0.9%	$462	1.0%	(2.6)%

Total operating expenses	$23,392	103.9%	$23,037	101.7%	1.5%	$51,250	105.2%	$46,724	105.9%	9.7%

Cost of revenues

Cost of revenues for the three and six months ended June 30, 2014, increased by 0.4% and 15.2%, respectively, compared to the same periods in 2013. The increase during the three and six months ended June 30, 2014, compared to the same periods in 2013 is primarily due to an increase in traffic acquisition costs associated with driving consumers to our Local.com website. Revenue share also increased for the six months ended June 30, 2014, compared to the same period in 2013, while revenue share decreased for the three months ended June 30, 2014, due to the decline in network revenue. The decrease partially offset the increase in traffic acquisition cost for the three months ended June 30, 2014.

Sales and marketing

Sales and marketing expenses for the three and six months ended June 30, 2014, increased 7.8% and decreased 13.0%, respectively, compared to the same periods in 2013. The decrease for the six months ended June 30, 2014 compared to the same period in 2013, is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses. The increase for the three months ended June 30, 2014, compared to the same period in 2013, is mainly due to an increase in commissions during the quarter.

General and administrative

General and administrative expenses for the three and six months ended June 30, 2014, increased by 13.8% and 13.2%, respectively, compared to the same periods in 2013. The increase was mainly due to a severance charge of $1.5 million of which the majority related to the departure of our Chief Executive Officer and Chief Operating Officer during the first half of 2014. The increase was partially offset by the continued cost saving efforts by the Company.

Research and development

Research and development expenses for the three and six months ended June 30, 2014, decreased by 16.5% and 13.1%, respectively, compared to the same periods in 2013. The decrease is due to higher capitalization of personnel related costs as we continue to invest in new initiatives, including mobile and local shopping, together with a reduction in consulting fees as part of our continued operating efficiency improvements.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expense	$1,252	$1,500	$2,811	$3,236
Capitalized website development costs	$485	$563	$1,050	$1,065
Amortization of capitalized website development costs	$614	$638	$1,221	$1,244

Amortization of intangibles

Amortization of intangibles expense was $225,000 and $450,000 for the three and six months ended June 30, 2014, respectively, compared to $231,000 and $462,000 for the same periods in 2013.

Interest and other income (expense), net

Interest and other income (expense), net were ($564,000) and ($1.1 million) for the three and six months ended June 30, 2014, respectively, compared to ($420,000) and ($1.3 million) for the same periods in 2013. The decrease in interest expense for the six months ended June 30, 2014 compared to the same period in 2013 is due to a $723,000 charge related to the loss on exchange of warrants recorded in the first quarter of fiscal 2013. The decrease is partially offset by an increase in interest expense related to the convertible notes the Company entered into in April 2013. The interest relating to the convertible notes include cash and non-cash interest expense.

Provision for (benefit from) income taxes

Provision for (benefit from) income taxes was ($177,000) and $97,000 for the three and six months ended June 30, 2014, and $159,000 and $230,000 for the three and six months ended June 30, 2013. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$6,676	$5,069

Working capital (deficit)	$(5,254)	$(2,304)

Cash flow highlights (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$3,682	$(1,115)
Net cash used in investing activities	(1,683)	(1,355)
Net cash (used in) provided by financing activities	(392)	3,580

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $6.7 million as of June 30, 2014, and $5.1 million as of December 31, 2013. We had a working capital deficit of ($5.3 million) as of June 30, 2014, and a working capital deficit of ($2.3 million) as of December 31, 2013. As of June 30, 2014, we had a total of $8.9 million outstanding on the revolving credit facility with Square 1 Bank, with additional availability of approximately $0.7 million as of June 30, 2014. On March 27, 2014, we entered into an Amendment with Square 1 Bank, pursuant to which we paid off the entire term loan with Square 1 Bank using the availability under our revolving credit facility. The increase in the working capital deficit is largely due to a decrease in accounts receivable due to the decrease in revenue, partially offset by an increase in cash.

Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2014. Net income adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, non-cash interest expense, change in fair value of warrant and conversion option liabilities and deferred income taxes) were cash used of approximately $10,000, and changes in operating assets and liabilities provided cash of $3.7 million for the six months ended June 30, 2014. Net cash used in operating activities was $1.1 million for the six months ended June 30, 2013. Net income adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities, non-cash interest expense, loss on exchange of warrants and asset impairment) were cash provided of approximately $375,000, and changes in operating assets and liabilities used cash of $1.5 million for the six months ended June 30, 2013.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the six months ended June 30, 2014, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net loss	$(4,158)	$(6,939)	$2,781
Non-cash (1)	4,148	7,314	(3,166)

Subtotal	(10)	375	(385)
AR, AP and Other	3,692	(1,490)	5,182

Net cash (used in) provided by operations	$3,682	$(1,115)	$4,797

(1)	Includes depreciation, amortization, change in fair value of conversion option and warrant liability, asset impairment, non-cash expense related to stock-based compensation, interest expense, provision for doubtful accounts.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2014, and consisted of $2.1 million of capital expenditures, primarily related to website development costs and computer hardware purchases, partially offset by proceeds from escrow of $390,000, related to the sale of the Rovion assets. Net cash used in financing activities was $392,000 for the six months ended June 30, 2014, primarily related to the repayment of the Square 1 Bank line of credit offset by net draws on the revolving credit facility. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2013, and consisted of $1.4 million of capital expenditures, primarily related to website development costs. Net cash provided by financing activities was $3.6 million for the six months ended June 30, 2013, and primarily consisted of proceeds of $5.0 million from the issuance of secured convertible notes offset by the $1.3 million repayment of a portion of the outstanding balance on the Square 1 Bank line of credit and term loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our disclosures regarding market risk since December 31, 2013. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014, for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Description of the Material Terms of the Registrant’s Bonus Program as of January 14, 2014.

10.2 (8)†	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.3 (9)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4 (10)	Employment Agreement by and between the Registrant and Fred Thiel dated May 7, 2014.

10.5 (10)	Separation Agreement by and between the Registrant and Michael Sawtell dated May 8, 2014.

10.6 (11)	Amendment Number 1 dated May 9, 2014, to Yahoo Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! EMEA Limited.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2014.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

August 14, 2014	/s/ Fred Thiel
Date	Fred Thiel
Chief Executive Officer
(principal executive officer) and Chairman

August 14, 2014	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (7)#	Description of the Material Terms of the Registrant’s Bonus Program as of January 14, 2014.

10.2 (8)†	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.3 (9)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.4 (10)	Employment Agreement by and between the Registrant and Fred Thiel dated May 7, 2014.

10.5 (10)	Separation Agreement by and between the Registrant and Michael Sawtell dated May 8, 2014.

10.6 (11)	Amendment Number 1 dated May 9, 2014, to Yahoo Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! EMEA Limited.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2014.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2014.