Form 10-Q
period 2014-09-30
LOCAL Corp
filed 2014-11-12
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 23,230,116 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$4,311	$5,069
Accounts receivable, net of allowances of $312 and $533, respectively	8,079	17,298
Escrow receivable	—	390
Prepaid expenses and other current assets	445	957

Total current assets	12,835	23,714
Property and equipment, net	6,048	6,073
Goodwill	19,281	19,281
Intangible assets, net	1,870	2,439
Long-term receivable, net of allowances of $3,431 and $3,431, respectively	—	—
Deposits	72	72

Total assets	$40,106	$51,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,290	$12,786
Accrued compensation	973	1,462
Deferred rent	171	323
Warrant liability	622	537
Other accrued liabilities	1,835	2,403
Revolving line of credit	4,320	7,342
Current portion of term loan	—	1,500
Senior secured convertible notes, net of debt discount of $702	4,876	—
Deferred revenue	164	202

Total current liabilities	24,251	26,555

Long-term portion of term loan	—	375
Senior secured convertible notes, net of debt discount of $1,533	—	4,017
Deferred income taxes	444	347

Total liabilities	24,695	31,294

Commitments, contingencies and subsequent events
Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; 23,230 and 23,038 issued and outstanding, respectively	—	—
Additional paid-in capital	124,841	124,249
Accumulated deficit	(109,430)	(103,964)

Stockholders’ equity	15,411	20,285

Total liabilities and stockholders’ equity	$40,106	$51,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$18,141	$23,472	$66,835	$67,591

Operating Expenses:
Cost of revenues	14,628	16,208	51,545	48,253
Sales and marketing	1,622	2,230	6,138	7,419
General and administrative	2,074	3,894	8,630	9,685
Research and development	1,452	1,664	4,263	4,900
Amortization of intangibles	119	225	569	687
Income from settlement and patent licensing	(700)	—	(700)	—

Total operating expenses	19,195	24,221	70,445	70,944

Operating loss	(1,054)	(749)	(3,610)	(3,353)
Interest and other income (expense), net	(539)	(537)	(1,646)	(1,799)
Change in fair value of conversion option and warrant liability	285	(413)	(113)	229

Loss from continuing operations before income taxes	(1,308)	(1,699)	(5,369)	(4,923)
(Benefit from) provision for income taxes	—	(109)	97	121

Net loss from continuing operations	(1,308)	(1,590)	(5,466)	(5,044)
Loss from discontinued operations (net of taxes)	—	(154)	—	(3,639)

Net loss	$(1,308)	$(1,744)	$(5,466)	$(8,683)

Per share data:
Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.07)	$(0.24)	$(0.22)

Basic and diluted net loss per share from discontinued operations	$—	$(0.01)	$—	$(0.16)

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.24)	$(0.38)

Basic and diluted weighted average shares outstanding	23,230	22,962	23,228	22,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,466)	$(8,683)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,497	3,732
Provision for doubtful accounts	650	809
Stock-based compensation expense	634	1,431
Non-cash interest expense	831	409
Loss on exchange of warrants	—	723
Change in fair value of conversion option and warrant liability	113	(229)
Impairment of goodwill and intangible assets	—	3,051
Deferred income taxes	97	—
Changes in operating assets and liabilities:
Accounts receivable	8,569	(4,866)
Long term receivable	—	(137)
Note receivable	—	152
Prepaid expenses and other	512	(411)
Accounts payable and accrued liabilities	(2,705)	4,386
Deferred revenue	(38)	(41)

Net cash provided by operating activities	6,694	326

Cash flows from investing activities:
Capital expenditures	(2,903)	(2,379)
Decrease in restricted cash	—	42
Proceeds from escrow payout	390	—

Net cash used in investing activities	(2,513)	(2,337)

Cash flows from financing activities:
Proceeds from issuance of senior secured convertible notes and warrants	—	5,000
Proceeds from the exercise of options	9	22
Payments on revolving credit facility, net	(3,022)	(583)
Payments on the term loan	(1,875)	(750)
Payment of financing related costs	(51)	(527)

Net cash (used in) provided by financing activities	(4,939)	3,162

Net (decrease) increase in cash	(758)	1,151
Cash, beginning of the period	5,069	3,696

Cash, end of the period	$4,311	$4,847

Supplemental cash flow information:
Interest paid	$595	$426

Income taxes paid	$—	$7

Non-cash financing activities:
Derivative liabilities recorded in connection with the issuance of senior secured convertible notes	$—	$2,182

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

The unaudited interim condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.

Future Operations, Liquidity and Capital Resources

The Company has experienced substantial net losses from operations for the nine months ended September 30, 2014 and 2013, totaling $5.5 million and $8.7 million, respectively. As of September 30, 2014, the Company had a working capital deficit of $10.8 million, which included $4.3 million relating to the line of credit with Square 1 Bank and $4.8 million relating to the senior secured convertible notes.

Although the Company has been able to generate positive cash flow from operations of $6.7 million during the nine months ended September 30, 2014, the decrease in the Company’s revenue during the third quarter of fiscal 2014 resulted in a decrease in the Company’s borrowing base on the Square 1 Bank line of credit. As a result, the Company was required to make payments on the line of credit with Square 1 Bank of approximately $4.5 million during the third quarter of fiscal 2014.

The Company expects to increase revenue in the fourth quarter of fiscal 2014 and into 2015, from its O&O and Network businesses which will result in a corresponding increase in the Company’s borrowing base. The Company also continues to focus on generating new revenue streams through various initiatives. However, if our revenue does not grow, we may continue to experience losses in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition. The Company continues to evaluate its operating plan and manage its costs in line with estimated revenues and have recently undertaken cost reductions to better manage its costs in light of recent revenue trends.

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

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable (including long-term receivable) and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, warrant and conversion option liabilities, income taxes, and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could materially differ from those estimates.

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

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of intangible assets with finite lives and property and equipment in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held for use are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. The Company advertises on large search engine websites such as Google, Inc. (“Google), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three and nine months ended September 30, 2014, approximately 82% and 78%, respectively of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2014, advertising costs to drive consumers to our Local.com website were $9.2 million and $28.5 million respectively. Of the total advertising costs for the three and nine months ended September 30, 2014, $7.1 million and $22.1 million were attributable to Google and $1.2 million and $3.7 million were attributable to Yahoo, respectively. During the three and nine months ended September 30, 2013, approximately 56%, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2013, advertising costs to drive consumers to our Local.com website were $7.4 million and $26.3 million respectively. Of the total advertising costs for the three and nine months ended September 30, 2013, $5.7 million and $19.4 million were attributable to Google and $1.3 million and $5.0 million were attributable to Yahoo, respectively.

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreement based on the terms involved. If the arrangement has multiple elements, the payment will be separated and allocated to each deliverable using relative fair values. Income statement recognition and classification will be determined based upon the nature of each element, including the period to which the payment relates. The proceeds from settlement and patent licensing agreement received during the quarter related to prior infringement and use of our patent. The Company does not have sufficient historical evidence to segregate the proceeds from litigation settlement and patent licensing agreement between a gain on litigation settlement and patent license revenues; therefore the total proceeds from the settlement and patent licensing agreement received during the current quarter have been reported as “income from settlement and patent licensing” within operating costs and expenses.

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

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of the updated standard on the financial statements and disclosures.

2. Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	September 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(5,384)	$239	4	$5,623	$(4,855)	$768	4
Non-compete agreements	—	—	—	2	83	(83)	—	2
Customer-related	1,240	(1,239)	1	4	1,240	(1,237)	3	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names—indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(671)	29	4	700	(633)	67	4

	$9,595	$(7,725)	$1,870		$9,678	$(7,239)	$2,439

Amortization of intangibles expense was $119,000 and $569,000 for the three and nine months ended September 30, 2014, respectively, compared to $225,000 and $687,000 for the same periods in 2013.

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

The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company either performs a qualitative assessment or compares the fair value of related assets to the carrying value to determine if there is impairment. The Company’s indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. The Company did not identify any indicators of potential impairment during the third quarter of fiscal 2014 and therefore no impairment review was performed.

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

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Additional capitalized website development costs	$405	$531	$1,455	$1,595
Amortization of capitalized website development costs	$788	$648	$2,009	$1,893

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(1,308)	$(1,590)	$(5,466)	$(5,044)

Net loss from discontinued operations	$—	$(154)	$—	$(3,639)

Denominator:
Denominator for historical basic calculation weighted average shares	23,230	22,962	23,228	22,802
Dilutive common stock equivalents:*
Options	—	—	—	—
Warrants	—	—	—	—

Denominator for historical diluted calculation weighted average shares	23,230	22,962	23,228	22,802

Net loss from continuing operations per share:
Historical basic and diluted net loss from continuing operations per share	$(0.06)	$(0.07)	$(0.24)	$(0.22)

Net loss from discontinued operations per share:
Historical basic and diluted net loss from discontinued operations per share	$—	$(0.01)	$—	$(0.16)

Net loss per share:
Historical basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.24)	$(0.38)

*	For the three and nine months ended September 30, 2014, potentially dilutive securities, which consist of options to purchase 4,394,535 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 per share, secured convertible notes that could convert into 2,487,562 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

*	For the three and nine months ended September 30, 2013, potentially dilutive securities, which consist of options to purchase 3,539,450 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 to $2.87 per share, secured convertible notes that could convert into 2,487,562 shares of common stock were not included in the computation of diluted net income (loss) per share because such inclusion would be antidilutive.

6. Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Furniture and fixtures	993	981
Office equipment	549	529
Computer equipment	4,750	3,772
Computer software	16,160	14,277
Leasehold improvements	916	905

	23,368	20,464
Less accumulated depreciation and amortization	(17,320)	(14,391)

Property and equipment, net	$6,048	$6,073

Depreciation expense for the three and nine months ended September 30, 2014 was $1.1 million and $2.9 million, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $938,000 and $2.8 million, respectively.

7. Interest and other income (expense), net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$—	$3	$—	$10
Interest expense	(539)	(540)	(1,646)	(1,086)
Loss on exchange of warrants	—	—	—	(723)

Interest and other income (expense), net	$(539)	$(537)	$(1,646)	$(1,799)

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

The Company must meet certain financial covenants during the term of the Facility, which included certain Adjusted EBITDA covenants, as defined, as more particularly described in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of September 30, 2014, the Company was in compliance with all of its financial covenants. The Eighth Amendment to the Loan Agreement removed the financial covenant that required the Company to maintain a minimum liquidity ratio.

At September 30, 2014, the Company had a total of $4.3 million outstanding under the Facility with no amount available to draw upon.

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

The Company determined that the conversion option should be bifurcated and accounted for as a derivative liability. Using the Black-Scholes valuation model the Company determined the fair value of the conversion option liability to be $1.4 million at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $768,000. The fair value of the conversion option and warrant liability was recorded as convertible debt discount and is amortizing into interest expense over the life of the notes using the effective interest rate method. The conversion option liability and warrant liability are recorded at fair value each reporting period with changes in the fair value recorded in the condensed consolidated statements of operations. The fair value of the conversion option liability was $578,000 and $550,000 as of September 30, 2014 and December 31, 2013, respectively, and included in the senior secured convertible notes in the accompanying condensed consolidated balance sheets. The fair value of the warrant liability was $622,000 and $537,000 at September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, the Notes were reclassified from non-current to current liabilities.

10. Operating information

The Company manages its business functionally and has historically had two reportable operating segments: Paid Search and Daily Deals. Paid Search consists of the Company’s online businesses that collectively reach customers with a variety of local online advertising products and web hosting. The Company’s Daily Deals segment consisted of the Company’s business that reached its customers with discounted offers for goods and services provided by merchants. During the second quarter of fiscal 2013, the Company decided to sell the assets relating to the Daily Deals segment. The Spreebird Business, which comprised the entire Daily Deals segment, was deemed to be discontinued operations; and therefore, the Company has one reporting segment going forward.

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue by geographic region:
United States	$18,141	$23,472	$66,835	$67,591

Revenue by product:
Pay-Per-Click (PPC)	14,385	20,692	53,590	57,948
Subscription Advertising Products	42	154	189	705
Domain Sales and Services	41	62	117	211
Display and Banner Advertising Services	3,589	2,469	12,603	8,531
Other	84	95	336	196

Total revenue	$18,141	$23,472	$66,835	$67,591

11. Stock-based compensation

Stock option activity under the equity incentive plans during the nine months ended September 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	3,375,473	$4.17
Granted	1,603,905	1.70
Exercised	(2,909)	1.50
Cancelled	(581,934)	3.05

Outstanding at September 30, 2014	4,394,535	$3.42	$516

Exercisable at September 30, 2014	3,082,718	$4.11	$198

The weighted-average fair value at grant date for the options granted during the nine months ended September 30, 2014 and 2013, was $0.82 and $1.06 per option, respectively.

The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2014 and 2013, was $1,332 and $3,000, respectively.

The following table summarizes information regarding options outstanding and exercisable at September 30, 2014:

Range of Exercise Prices	Options Outstanding
	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price

$0.00 - $2.00	1,700,951	6.1 years	$1.70	509,598	$1.61
$2.01 - $3.00	793,302	4.0 years	2.37	673,255	2.37
$3.01 - $4.00	530,305	3.0 years	3.49	529,888	3.49
$4.01 - $5.00	594,213	2.9 years	4.69	594,213	4.69
$5.01 - $6.00	159,757	3.5 years	5.59	159,757	5.59
$6.01 - $7.00	410,331	4.0 years	6.19	410,331	6.19
$7.01 - $8.00	70,000	1.5 years	7.18	70,000	7.18
$8.01 - $9.00	55,000	0.7 years	8.98	55,000	8.98
$9.01 - $10.00	15,000	0.7 years	9.90	15,000	9.90
$10.01 - $16.59	65,676	0.3 years	15.76	65,676	15.76

	4,394,535	4.4 years	$3.42	3,082,718	$4.11

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.12%	1.01%	1.02%	0.66%
Expected lives (in years)	3.5 years	4.5 years	3.5 years	4.5 years
Expected dividend yield	None	None	None	None
Expected volatility	67.80%	77.35%	67.80%	77.35%

Restricted stock unit activity under the 2011 Omnibus Plan for the nine months ended September 30, 2014, is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2013	247,855	$2.14
Granted	—	—
Vested	(214,704)	2.12
Cancelled	(10,194)	2.29

Unvested at September 30, 2014	22,957	$2.29

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013, was as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$10	$26	$33	$85
Sales and marketing	22	83	75	333
General and administrative	169	192	475	787
Research and development	17	51	51	207

Total stock-based compensation expense	$218	$352	$634	$1,412

Basic and diluted net stock-based compensation expense per share*	$0.01	$0.02	$0.03	$0.06

*	Non-GAAP disclosure.

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

In the Exchange Agreements, the Investors agreed to surrender for cancellation all of their Warrants in exchange for an aggregate of 430,561 shares of the Company’s common stock. As a result of the exchange, the Company recorded a loss on warrant exchange of $723,000 during the nine months ended September 30, 2013. The loss on warrant exchange has been included in interest income and other income (expense), net in the accompanying condensed consolidated statements of operations.

See note 9-Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes.

Warrant activity for the nine months ended September 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	766,268	$2.03
Issued	—	—
Exercised	—	—
Expired	—	—
Exchanged	—	—

Outstanding at September 30, 2014	766,268	$2.03

Exercisable at September 30, 2014	766,268	$2.03

The following table summarizes information regarding warrants outstanding and exercisable at September 30, 2014:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.01	746,268	3.5 years	$2.01
$ 2.87	20,000	0.1 years	2.87

	766,268	3.4 years	$2.03

13. Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business, the results of operations relating to this business have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented.

Revenue and pretax income (loss) related to discontinued operations are as follows: (in thousands):

	Spreebird
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$34	$—	$551

Pretax income (loss)	$—	$(122)	$—	$(3,639)
Provision (benefit) for income taxes	—	32	—	—

Loss from discontinued operations (net of taxes)	$—	$(154)	$—	$(3,639)

14. Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

Description	As of September 30, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Convertible option liability	$578	$578

Warrant liability	$622	$622

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Description	As of December 31, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Convertible option liability	$550	$550

Warrant liability	$537	$537

As of September 30, 2014, our conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the financial liabilities was estimated at September 30, 2014, using a Black-Scholes option pricing model with the following assumptions:

	Warrant	Conversion option
Risk-free interest rate	1.07%	0.03%
Expected lives (in years)	3.5 years	0.5 years
Expected dividend yield	None	None
Expected volatility	57.12%	42.10%

The following table presents a reconciliation for warrant and conversion option liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

	2014		2013
	Warrant	Conversion option	Warrant	Conversion option
Balance at January 1	$537	$550	$5	$—
Change in fair value	173	161	(5)	—

Balance at March 31	710	711	—	—
Issuance of warrants and Notes	—	—	768	1,414
Change in fair value	33	31	(195)	(443)

Balance at June 30	743	742	573	971
Change in fair value	(121)	(164)	193	221

Balance at September 30	$622	$578	$766	$1,192

During the three and nine months ended September 30, 2014, the Company recorded a change in the fair value of the warrant liability of ($121,000) and $85,000, respectively, and a change in the fair value of the conversion option liability of ($164,000) and $28,000, respectively.

During the three and nine months ended September 30, 2013, the Company recorded a change in the fair value of the warrant liability of $193,000 and ($7,000), respectively, and a change in the fair value of the conversion option liability of $221,000 and ($222,000), respectively.

15. Subsequent Events

Subsequent to the third quarter of fiscal 2014 the Company reduced its headcount from 84 employees as of September 30, 2014 to 67 employees. We expect the reduction in headcount will result in annual cost savings to the Company of approximately $2.6 million.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2013, and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014.

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

Recent Developments

On September 3, 2014, we reached a settlement agreement in the patent infringement action against Fry’s Electronics, Inc. As part of the settlement agreement, we received a one-time patent license fee payment related to prior infringement of our patent.

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

As we continue to invest in our core offerings, we are also investing in new initiatives. We cannot give assurances that our efforts to improve our results of operations through this strategy will be successful. We believe that these investments are important to our long term success, but intend to manage these investments to be proportioned to the results from our core offerings. Accordingly, we recently reduced our investments in new initiatives in light of reduced revenues from our core offerings in the third quarter.

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

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three and nine months ended September 30, 2014, approximately 82% and 78% respectively, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2014, advertising costs to drive consumers to our Local.com website were $9.2 million and $28.5 million respectively. Of the total advertising costs for the three and nine months ended September 30, 2014, $7.1 million and $22.1 million were attributable to Google and $1.2 million and $3.7 million were attributable to Yahoo, respectively. During the three and nine months ended September 30, 2013, approximately 56%, of our overall traffic was purchased from other search engine websites. During the three and nine months ended September 30, 2013, advertising costs to drive consumers to our Local.com website were $7.4 million and $26.3 million respectively. Of the total advertising costs for the three and nine months ended September 30, 2013, $5.7 million and $19.4 million were attributable to Google and $1.3 million and $5.0 million were attributable to Yahoo, respectively.

Sales and Marketing

Sales and marketing expenses consist of sales commissions and salaries for our internal and outsourced sales force, customer service staff and marketing personnel, advertising and promotional expenses. We record advertising costs and sales commission in the period in which the expense is incurred. We expect our sales and marketing expenses will increase in absolute dollars in line with any growth we may experience.

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

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreement based on the terms involved. If the arrangement has multiple elements, the payment will be separated and allocated to each deliverable using relative fair values. Income statement recognition and classification will be determined based upon the nature of each element, including the period to which the payment relates. The proceeds from settlement and patent licensing agreement received during the quarter related to prior infringement and use of our patent. We do not have sufficient historical evidence to segregate the proceeds from litigation settlement and patent licensing agreement between a gain on litigation settlement and patent license revenues; therefore the total proceeds from the settlement and patent licensing agreement received during the current quarter have been reported as “income from settlement and patent licensing” within operating costs and expenses.

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

In August 2014, the FASB issued ASU No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of the updated standard on the financial statements and disclosures.

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

As of September 30, 2014, two customers, Yahoo and Google, represented 48% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. Our indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. We did not identify any indicators of potential impairment during the three and nine months ended September 30, 2014, and therefore no impairment review was performed.

Stock Based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2014 and 2013, is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$10	$26	$33	$85
Sales and marketing	22	83	75	333
General and administrative	169	192	475	787
Research and development	17	51	51	207

Total stock-based compensation expense	$218	$352	$634	$1,412

Basic and diluted net stock-based compensation expense per share*	$0.01	$0.02	$0.03	$0.06

*	Non-GAAP disclosure.

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	80.6	69.1	77.1	71.4
Sales and marketing	8.9	9.5	9.2	11.0
General and administrative	11.4	16.6	12.9	14.3
Research and development	8.0	7.1	6.4	7.2
Amortization of intangibles	0.7	1.0	0.9	1.0
Income from settlement and patent licensing	(3.9)	—	(1.0)	—

Total operating expenses	105.8	103.2	105.4	105.0

Operating loss	(5.8)	(3.2)	(5.4)	(5.0)
Interest and other income (expense), net	(3.0)	(2.3)	(2.5)	(2.7)
Change in fair value of warrant liability	1.6	(1.8)	(0.2)	0.3

Loss from continuing operations before income taxes	(7.2)	(7.2)	(8.0)	(7.3)
Provision for income taxes	—	(0.5)	0.1	0.2

Net loss from continuing operations	(7.2)	(6.8)	(8.2)	(7.5)
Loss from discontinued operations (net of taxes)	—	(0.7)	—	(5.4)
Net loss	(7.2)%	(7.4)%	(8.2)%	(12.8)%

Three and nine months ended September 30, 2014 and 2013

Revenue (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2014	(*)	2013	(*)	change	2014	(*)	2013	(*)	change
Owned and operated	$11,673	64.3%	$8,932	38.1%	30.7%	$35,692	53.4%	$33,178	49.1%	7.6%
Network	6,468	35.7%	14,540	61.9%	-55.5%	31,143	46.6%	34,413	50.9%	-9.5%

Total revenue	$18,141	100.0%	$23,472	100.0%	-22.7%	$66,835	100.0%	$67,591	100.0%	-1.1%

(*) - Percent of total revenue

O&O Revenue

	2014		2013		Percentage change
	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Three months ended September 30,	Nine months ended September 30,
Revenue per thousand visitors (“RKV”)	$201	$198	$180	$199	11.6%	-0.7%
O&O Monthly Unique Visitors (in millions)	55.8	173.5	46.3	155.1	20.5%	11.9%

O&O revenue for the three and nine months ended September 30, 2014, increased 30.7% and 7.6%, respectively, compared to the same periods in 2013. The increase in revenue for the three months ended September 30, 2014, compared to the same period in 2013 is due to an increase in monetization as our RKV increased from $180 for the three months ended September 30, 2013, to $201 for the three months ended September 30, 2014. The increase in revenue was also due to an increase in traffic to our owned and operated sites. Revenue for the nine months ended September 30, 2014, increased compared to the same period in 2013, due to increased traffic to our owned and operated sites. There was no change in monetization for the nine months ended September 30, 2014 compared to the same period in 2013, as our RKV was consistent period over period.

Network revenue

Network revenue for the three months and nine months ended September 30, 2014 decreased 55.5% and 9.5%, respectively, compared to the same periods in 2013. The decrease in network revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, is mainly due to a reduction in the amount of traffic we accepted from our network partners as we continue to apply increasingly more stringent traffic filters to ensure our advertising partners continue to receive traffic that converts for our advertisers, which resulted in a reduction in network revenue in 2014. There was also a decrease in organic traffic to existing partner websites due to algorithmic changes made by a large search engine in 2013, affecting the way in which the search engine indexes our network partner websites, which resulted in a further decrease of our network revenue in 2014.

As previously noted, a large portion of Network revenue is based on traffic from other websites to which we provide our organic and third-party ad feeds. We continue to experience fluctuations in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. We expect that this portion of our Network revenue will continue to be subject to significant fluctuations. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially. During the three months ended September 30, 2014, we substantially reduced the total number of Network partners to which we provide organic and third-party ad feeds in order to focus on the implementation of increased monitoring and filtering tools to prevent questionable or fraudulent traffic. This has materially impacted the level of Network revenue we were able to achieve. This trend has continued into the fourth quarter of 2014. We have recently launched new tools that we believe could reverse this trend, but the launch is too recent to be certain as to its long term revenue impact, if any.

Based on the above, total revenue for the three and nine months ended September 30, 2014, decreased 19.7% and 0.1%, respectively, compared to the same periods in 2013.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2014	2013	2014	2013
Google, Inc.	40.7%	20.1%	31.1%	25.0%
Yahoo! Inc.	32.9%	56.7%	43.3%	46.2%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Cost of revenues	$14,628	80.6%	$16,208	69.1%	(9.7)%	$51,545	77.1%	$48,253	71.4%	6.8%
Sales and marketing	1,622	8.9%	2,230	9.5%	(27.3)%	6,138	9.2%	7,419	11.0%	(17.3)%
General and administrative	2,074	11.4%	3,894	16.6%	(46.7)%	8,630	12.9%	9,685	14.3%	(10.9)%
Research and development	1,452	8.0%	1,664	7.1%	(12.7)%	4,263	6.4%	4,900	7.2%	(13.0)%
Amortization of intangibles	119	0.7%	225	1.0%	(47.1)%	569	0.9%	687	1.0%	(17.2)%
Income from settlement and patent licensing	(700)	(3.9)%	—	—%	NM	(700)	(1.0)%	—	—%	NM

Total operating expenses	$19,195	105.8%	$24,221	103.2%	(20.8)%	$70,445	105.4%	$70,944	105.0%	(0.7)%

Cost of revenues

Cost of revenues for the three and nine months ended September 30, 2014, decreased by 9.7% and increased by 6.8%, respectively, compared to the same periods in 2013. The decrease in cost of revenues during the three months ended September 30, 2014, compared to the same period in 2013 is due to a decrease in the revenue share as network revenue continued to decrease. The decrease in revenue share is partially offset by an increase in traffic acquisition cost. The increase in cost of revenues during the nine months ended September 30, 2014, compared to the same period in 2013 is primarily due to an increase in traffic acquisition cost.

Sales and marketing

Sales and marketing expenses for the three and nine months ended September 30, 2014, decreased 27.2% and 17.3%, respectively, compared to the same periods in 2013. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. The reduction in personnel related costs was partially offset by severance costs. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses.

General and administrative

General and administrative expenses for the three and nine months ended September 30, 2014, decreased by 46.8% and 10.9%, respectively, compared to the same periods in 2013. The decrease in general and administrative expenses are due to a decrease in personnel related costs, consulting and professional fees. During the prior period, we incurred consulting and legal expenses relating to our efforts to secure financing as well as legal costs relating to litigation and the accrual of a legal settlement of $550,000. The decrease was partially offset by a severance charge of $1.5 million of which the majority related to the departure of our Chief Executive Officer and Chief Operating Officer during the first half of 2014.

Research and development

Research and development expenses for the three and nine months ended September 30, 2014, decreased by 12.7% and 13.0%, respectively, compared to the same periods in 2013. The decrease is due to higher capitalization of personnel related costs as we continue to invest in new initiatives, including mobile and local shopping, together with a reduction in consulting fees as part of our continued operating efficiency improvements.

The following table sets forth research and development expenses, additional capitalized website development costs and amortization of capitalized website development costs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expense	$1,452	$1,664	$4,263	$4,900
Capitalized website development costs	$405	$531	$1,455	$1,595
Amortization of capitalized website development costs	$788	$648	$2,009	$1,893

Amortization of intangibles

Amortization of intangibles expense was $119,000 and $569,000 for the three and nine months ended September 30, 2014, respectively, compared to $225,000 and $687,000 for the same periods in 2013.

Income from settlement and patent licensing

During the third quarter of fiscal 2014, we reached a settlement agreement in the patent infringement action against Fry’s Electronics, Inc. As part of the settlement agreement, we received a one-time patent license fee payment of $700,000 related to prior infringement of our patent.

Interest and other income (expense), net

Interest and other income (expense), net were ($539,000) and ($1.6 million) for the three and nine months ended September 30, 2014, respectively, compared to ($537,000) and ($1.8 million) for the same periods in 2013. The decrease in interest expense for the nine months ended September 30, 2014 compared to the same period in 2014 is due to a $723,000 charge related to the loss on exchange of warrants recorded in the first quarter of fiscal 2013. The decrease is partially offset by an increase in interest expense related to the convertible notes the Company entered into in April 2013. The interest relating to the convertible notes include cash and non-cash interest expense.

Provision for income taxes

Provision (benefit) for income taxes was $0 and $96,000 for the three and nine months ended September 30, 2014, and ($109,000) and $121,000 for the three and nine months ended September 30, 2013. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$4,311	$5,069

Working capital (deficit)	$(10,794)	$(2,304)

Cash flow highlights (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$6,694	$326
Net cash used in investing activities	(2,513)	(2,337)
Net cash (used in) provided by financing activities	(4,939)	3,162

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $4.3 million as of September 30, 2014, and $5.1 million as of December 31, 2013. We had a working capital deficit of ($10.8 million) as of September 30, 2014, and a working capital deficit of ($2.3 million) as of December 31, 2013. As of September 30, 2014, we had a total of $4.3 million outstanding on the revolving credit facility with Square 1 Bank, with no additional availability as of September 30, 2014. On March 27, 2014, we entered into an Amendment with Square 1 Bank, pursuant to which we paid off the entire term loan with Square 1 Bank using the availability under our revolving credit facility. The increase in the working capital deficit is largely due to a decrease in accounts receivable due to the decrease in revenue together with the reclassification of the senior secured convertible notes, with a balance of $4.9 million, from non-current to current liabilities, partially offset by a decrease in the Square 1 Bank line of credit.

Net cash provided by operating activities was $6.7 million for the nine months ended September 30, 2014. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, non-cash interest expense, change in fair value of warrant and conversion option liabilities and deferred income taxes) resulted in cash provided of approximately $356,000, and changes in operating assets and liabilities provided cash of $6.3 million for the nine months ended September 30, 2014. Net cash provided by operating activities was $326,000 for the nine months ended September 30, 2013. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities, non-cash interest expense, loss on exchange of warrants, provision for doubtful accounts and asset impairment) was cash provided of approximately $1.2 million. Changes in operating assets and liabilities used cash of $917,000 for the nine months ended September 30, 2013.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the nine months ended September 30, 2014, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net loss	$(5,466)	$(8,683)	$3,217
Non-cash (1)	5,822	9,926	(4,104)

Subtotal	356	1,243	(887)
AR, AP and Other	6,338	(917)	7,255

Net cash provided by (used in) operations	$6,694	$326	$6,368

(1)	Includes depreciation, amortization, change in fair value of conversion option and warrant liability, asset impairment, non-cash expense related to stock-based compensation and interest, loss on exchange of warrants, non-cash interest expense and provision for doubtful accounts.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2014, and consisted of $2.9 million of capital expenditures, primarily related to website development costs and computer hardware purchases, partially offset by proceeds from escrow of $390,000, related to the sale of the Rovion assets. Net cash used in financing activities was $4.9 for the nine months ended September 30, 2014, primarily related to the repayment of the Square 1 Bank line of credit offset by net draws on the revolving credit facility. Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2013, and consisted of $2.4 million of capital expenditures, primarily related to website development costs. Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2013, and primarily consisted of proceeds of $5.0 million from the issuance of secured convertible notes offset by the $1.3 million repayment of a portion of the outstanding balance on the Square 1 Bank line of credit and term loan and $527,000 of financing related cost.

Although the Company has been able to generate positive cash flow from operations of $6.7 million in 2014, the decrease in the Company’s revenue during the third quarter of fiscal 2014, resulted in the decrease in the Company’s borrowing base on the Square 1 Bank line of credit. As a result, the Company was required to make payments on the line of credit with Square 1 Bank of approximately $4.5 million during the third quarter of fiscal 2014.

The Company expects to increase revenue from its O&O and Network businesses which will result in a corresponding increase in the Company’s borrowing base, but there is no guarantee we will be able to do so. The Company also continues to focus on generating new revenue streams through various initiatives. However, if our revenue does not grow, we may continue to experience losses in one or more future periods. We continue to evaluate our operating plan and manage our costs in line with estimated revenues and have recently undertaken cost reductions to better manage our costs in light of our recent revenue trends. However, if there are further decreases in our revenue, we may not be able to reduce or maintain our expenses, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Management believes that, based upon projected operating needs, the combination of cash from operations, availability on our revolving credit facility, and an anticipated refinancing of our credit facility and/or our convertible notes in the near term and prior to their respective maturity dates will be sufficient to fund our operations for at least the next 12 months. However, if the projections and assumptions used by management to form its opinion prove incorrect, then we may require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to us in the future or that the required capital would be available on terms acceptable to us, if at all, or that any such activity would not be dilutive to our stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Fry’s Electronics Litigation

On June 18, 2012, we filed a lawsuit against Fry’s Electronics, Inc. (“Fry’s”) alleging that Fry’s violates our registered U.S. Patent No. 7,062,453, which is entitled “Methods and systems for dynamic networked commerce architecture.” We settled with Fry’s on August 29, 2014 and Fry’s licensed our patent. We received a one-time patent license fee of $700,000 in August 2014 related to prior infringement of our patent.

Shopping Cheapest Litigation

On April 24, 2014, a lawsuit was filed in the Superior Court of California, County of Orange against Local Corporation by Shopping Cheapest, LLC, a purported UK limited liability company (“Shopping Cheapest”). This lawsuit was dismissed by Shopping Cheapest on August 4, 2014 and our countersuit against Shopping Cheapest was dismissed on September 9, 2014. On November 3, 2014, an individual named Ying Jian Liu filed a lawsuit in the United States District Court for Central District of California purporting to be doing business as Shopping Cheapest, LLC. The complaint alleges that Local Corporation breached its contract with Shopping Cheapest and seeks an award of damages of approximately $1.1 million plus attorney fees. We do not believe this lawsuit has any merit and intend to vigorously defend ourselves.

Item 1A. Risk Factors

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

Our financial resources are limited and we may need to raise additional capital in the future to continue our business.

As of September 30, 2014, we had cash of $4.3 million. We may be required to raise additional capital to permit us to conduct our business and to achieve our strategic growth opportunities. If we are required to raise additional capital, we cannot ensure that additional funding will be available, or if it is available, that it can be obtained on terms and conditions we will deem acceptable. Our business is subject to risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we needed to raise additional capital and were unable to do so, we may not be able to continue our business as currently contemplated. If this were to happen our shares could lose all or substantially all of their market value.

If we are unable to raise additional capital as needed, we may not be able to grow our company and satisfy our obligations as they become due.

We have historically relied on offerings of our equity and borrowings under our debt facility and our Notes to fund our operations. On January 20, 2011, we completed an underwritten public offering of 4,600,000 shares of our common stock at $4.25 per share, resulting in net proceeds to us of $18.2 million. On August 3, 2011, we entered into a Loan and Security Agreement with Square One Bank. The Square One Agreement, as amended, provides us with a revolving credit facility of up to $12.0 million. The maturity date of the facility is April 2, 2015. As of September 30, 2014, we had $4.3 million in borrowings outstanding under the facility and $0 availability. On April 11, 2013, we entered into an agreement to sell $5 million of the Notes, the entirety of which remain outstanding and which mature on April 11, 2015. We may need to raise additional capital or obtain additional credit to fund our operations in the future. The failure to raise capital, or obtain credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, we have made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	our ability to meet our current projections with respect to our results of operations;

•	our ability to refinance our credit facility with Square 1 Bank and/or our Note holders in the short term;

•	our ability to continue to monetize our O&O and Network sites at present levels or better;

•	our ability to maintain traffic levels to our O&O and Network sites at present levels or better;

•	our ability to control expenses effectively, including through any fluctuations in our financial performance;

•	our ability to comply with our debt covenants to Square 1 Bank; and

•	the potential for additional, unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs, and development costs.

In our liquidity assessment, we assumed that our operations will continue without further disruptions through the next twelve months, including disruptions of the sort we recently experienced in the first half of 2011, the second half of 2012, and throughout 2013 and 2014 in which changes made by our primary search monetization partners, primary traffic acquisition partners, and major search engines that index our content affected the RPC we received for advertisements on our sites, our ability to buy traffic for our sites, and the levels of organic traffic and traffic quality received by our sites. We intend to support operations and repay obligations with one or more of the following: cash on hand; cash from operations; credit line extensions; additional debt; and offerings of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.2(7)†	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.3(8)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.7(9)	Ninth Amendment, dated September 2, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

November 12, 2014	/s/ Fred Thiel
Date	Fred Thiel
Chief Executive Officer
(principal executive officer) and Chairman

November 12, 2014	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (principal financial
and accounting officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.2(7)†	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.3(8)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.7(9)	Ninth Amendment, dated September 2, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2014.