Form 10-K
period 2014-12-31
LOCAL Corp
filed 2015-03-27
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer was approximately $41.6 million based on the last reported sale price of registrant’s common stock on June 30, 2014, as reported by Nasdaq Capital Market.

As of February 28, 2015, the number of shares of the registrant’s common stock outstanding: 23,306,184

Documents incorporated by reference: None

LOCAL CORPORATION

PART I

Item 1.	Business

References herein to “we”, “us”, “our” or “the Company” refer to Local Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

Business Overview

We are a leading technology and advertising company that provides our search results to consumers who are searching online for local businesses, products and services. Our search results consist primarily of local business listings that we aggregate, index, normalize and syndicate using our sophisticated technology platforms. We provide our search results through our flagship Local.com website and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of approximately 1,000 other websites that rely on our search syndication services to provide local search results to their own users (“Network”). We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

Our principal products include our Local.com website, which reaches approximately 20 million monthly unique visitors (“MUVs”) each month, and our search syndication services, which provide either hosted business or product directories as well as display and ad fee solutions to a network of partner websites, which reach approximately 5 million MUVs.

We launched Local.com in August of 2005 and our local syndication network in July 2007.

We have developed our intellectual property over many years, and today we consider ourselves experts in the areas of local search, search engine marketing, search engine optimization, search syndication/analysis and reporting at large scale, internet indexing and normalizing. We have been issued fourteen patents and have a number of applications pending.

Our Consumer Properties includes our O&O business and our Network business. O&O accounted for 53% and 47% of our revenue for the years ended December 31, 2014 and 2013, respectively, and Network, our most profitable revenue source, accounted for 47% and 54% of our revenue for the years ended December 31, 2014 and 2013, respectively. At the beginning of 2013, we ceased our direct small and medium sized businesses (“SMB”) sales efforts, recording an immaterial amount of revenue relating to this business unit for fiscal 2013.

We develop and deploy new products, technologies and services across our business in order to enhance the experience of our users, and the value to our partners and our advertisers. Two important performance indicators for our business are our reach to consumers, and the rate at which we monetize that reach using ads. We have had great success in growing our reach, ending 2013 at or near records of mobile search traffic. However, during 2014 we experienced monetization declines due to both declines in revenue per click from our largest ad partner and due to ad policy changes from our largest source of traffic.

Industry Overview

The Local Search Market

According to BIA/Kelsey, U.S. local online advertising revenue is projected to reach $140.7 billion in 2015. “Local search,” that is, searches for products, services and businesses within a geographic region, is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests—such as entering “florists in Irvine, CA.” In addition, BIA/Kelsey estimates that the local search market in the U.S. will grow from $6.3 billion in 2013, to $8.6 billion by 2017.

The Mobile Shopping Opportunity

The consumer shift to mobile devices presents a tremendous opportunity for us. Today, consumers are using their mobile devices more than ever before to search for local products and services. In fact, our research says that over 76% of consumers access local retail store information from their smartphones. According to Forrester Research, the online to offline market opportunity is five times greater than everything sold online today. The market for web influenced sales to the retail store is almost $690 billion.

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

Our Local Solution

We believe that our local search results delivered to our Local.com website and app and our Network partners, provide the following benefits to consumers using our services, our Network publishing partners and advertisers (whether our own or our partners):

•	Access to a Large Number of Local Business Listings and Local Content. With over 12 million local businesses indexed using our proprietary technology, we offer users of our websites and Network partner websites and our third party partners with a resource for local businesses in their area, including various photographs, user ratings and reviews, video, coupons and hours of operations, among other things. We believe that our ability to aggregate this content and deliver relevant, targeted results in response to user search queries ensures our users and those accessing our partner websites with a good experience when using our services. When an advertiser’s targeted ad listing is combined with a large pool of similarly targeted ad listings, we believe our advertisers have a better chance of reaching their target audience. Additionally, we believe the combination of user and advertiser satisfaction with our local search service is important to the acceptance of our service by our Network partners and the success of our Local.com website.

•	Access to a Desirable Demographic of Decision-Makers. Our patented and proprietary technology allows us to consolidate an amalgamated and disparate set of local business, information and other data and combine it into a targeted, highly relevant results-set, which is presented in a useful and compelling manner.

•	Targeted Advertising. We believe that search-based advertising delivers a more relevant list of businesses, products and services for our users because advertisers generally only pay for keywords, categories and regions that are related to the products and services they offer. By providing access to our users via performance, display and subscription ad units, businesses can target consumers at the exact time a consumer has demonstrated an interest in what that business has to offer. As a result of our core demographic, we believe that local and commercial searches performed on Local.com tend to convert into buying customers at a higher rate than many other types of search traffic. As a consequence, there is competition from third-parties to place their advertiser listings on our website, which along with our direct advertisers and growing local display advertising offerings drives monetization of our traffic. We believe that our users’ propensity to buy correlates with the value of our traffic, and explains, in part, why Local.com monetizes its search traffic at higher levels than other types of search traffic.

Consumer Properties

O&O, consisting primarily of Local.com, is our largest source of revenue and reaches approximately 20 million MUVs. Our product is our Local.com search engine, which is a top site in the United States by traffic and provides our users with relevant local business listings, product and services, among other things. Consumers reach Local.com by coming directly to our site or via our search engine optimization (“SEO”) efforts, which means they find our listing using the major search engines. The majority of our users find us via search engine marketing (“SEM”) campaigns on the major search engines. We generate ad revenues from those users by placing a variety of ad products alongside the search results we display to our Local.com users, regardless of how our users found us.

Our Network, which reaches over 5 million MUVs, is our second largest source of revenue and is our largest gross margin business by percentage and in real dollars. Our product is a nationwide database of local business and product listings along with ad feeds which monetize those listings. We provide our product in the form of a hosted solution or via an ad feed solution. Our hosted solution is designed to generate SEO traffic to our partners’ sites and this helps those partners to increase their reach to new online users. As with Local.com, we monetize those users with ads placed alongside our content and we share revenue generated from those ads with our partners. Our ad feed solution is provided to sites that prefer to maintain their own look-and-feel and we share revenues in a similar fashion. Our Network consists of approximately 1,000 partner websites, such as local newspaper, television websites and other third party online publishers. We have twelve month auto-renewing agreement terms with the majority of our partners. Our Network enables us to reach a larger audience than we can reach through our Owned and Operated properties and platforms alone.

Our Strategy

We believe that we are at the forefront of a large and long-term business opportunity presented by the shift of local marketing budgets from traditional media formats to digital media formats and to mobile. Our strategy for pursuing this opportunity includes the following key components:

•	Increase growth drivers. Key to driving our growth is the expansion of both our reach (the number of MUVs we serve) and the monetization of that reach (how much ad revenue we generate from those users) across desktop and mobile.

•	Diversify product offerings and revenue sources. Over the last few years, we have taken steps to diversify our revenue sources. We recently launched several new initiatives and ad formats, including our pre-roll video ad network and our increased programmatic efforts to diversify our offerings and revenue sources. We believe our development and acquisition efforts also represent a point of differentiation from an increasingly crowded field in online advertising. We believe that a diversity of offerings will differentiate us from certain of our competitors that may offer only one or two of our services, but not the full suite of our product offerings which we believe appeals to our customers and partners alike.

•	Increase organic traffic. Our O&O growth strategy continues to be focused on increasing organic traffic to our websites, which includes organic and SEO traffic and expanding the monetization of the users we reach today. We believe that adding more content and presenting that content in a useful way to our users, will ultimately drive more organic and SEO traffic over time, both of which are our high margin traffic sources, compared to SEM sourced traffic. We plan to add more content to the website by launching verticals that appeal to our core demographic—for example: shopping; education; and health & wellness. If we are able to increase the amount of type-in and SEO traffic that our Local.com website receives, we may be able to reduce our reliance on lower-margin traffic we acquire from other search engines.

•	Add new targeted brands, products and services. We also expect to add new brands, products and services to our O&O business unit over time. Additionally, we anticipate that much of the content we develop or acquire for our own O&O properties may also be useful to enhance the product and content offerings we make to our Network partners. In December 2012, we announced the launch of certain vertical sites that focus on lead generation opportunities and expand our monetization methods and in January 2013, we announced the launch of the United Kingdom (“UK”) version of our Local.com site to expand the geographic footprint of our offering.

•	Optimize monetization. As an ongoing initiative, we continuously look to optimize the monetization of traffic reaching our domains. In particular, we apply scientific methodology when testing new user experiences that lend to both higher monetization/margin opportunities as well as an enhanced user experience.

•	Add Network websites and expand Network content. Our Network growth strategy includes: adding new websites; expanding the content and products available to our Network partners; growing the user base of our existing products through SEO efforts and content expansion; and improving our overall monetization per visitor through continued page optimization. We believe that expanded distribution increases our value in the local search ecosystem, thereby attracting new advertisers. This, in turn, allows us to compete for expanded distribution, creating what we feel is a virtuous cycle, with strategic defensibility originating from our significant base of traffic on our O&O properties.

•	Deploy new products on the Network. We continue to develop new products for our Network partners with the intention of driving additional revenue and creating many new opportunities and channels with the intention of building a stronger and more defensible long term relationship with our Network partners.

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

•	Local.com Website and App. Local.com reaches approximately 20 million MUVs and provides users with relevant local business listings, product and services, among other things. Consumers reach Local.com by coming directly to our site or via our SEO efforts. The majority of users find Local.com and its app via SEM campaigns on the major search engines. We generate ad revenues from those users by placing a variety of ad products alongside the search results we display to our Local.com users, regardless of how our users found us.

•	Hosted Network. Our syndication network consists of approximately 1,000 partner websites and reaches over 5 million MUVs. Our Network product is a nationwide database of local business and product listings along with ad feeds which monetize those listings. We provide our product in the form of a hosted solution designed to generate SEO traffic to our partners’ sites and this helps those partners to increase their reach to new online users. As with Local.com, we monetize those users with ads placed alongside our content, and we share revenue generated from those ads with our partners.

•	Syndication Network. Our syndication network product is a nationwide database of local business and product listings along with ad feeds which monetize those listings provided via a feed solution. Our ad feed solution is provided to sites that prefer to maintain their own look-and-feel, and we share revenues with those partners based on how consumers on their sites interact with the ad feeds.

•	Display and Pre-Roll Video Networks. Our display and pre-roll video networks provide advertisers with additional reach and exposure for their brands through distribution of customized display and pre-roll ads through networks of industry-leading content publishers and sites. The growing networks distribute relevant and targeted display and video content from hundreds of advertisers to consumers on hundreds of top sites, including the Company’s flagship Local.com site. The network provides advertisers with impression-level targeted buying, brand-safe inventory access and advanced audience personalization capabilities.

Technology, Research and Development

We make our services available to advertisers and consumers through a combination of our own proprietary technology and commercially available technology from industry leading providers.

We believe that it is important that our technologies be compatible with the systems used by our partners. In addition to our own proprietary technology platforms, we rely upon third parties to provide hosting services, including hardware support and service and network coordination.

Our research and development efforts are focused on developing new services and enhancing our existing services to provide additional features and functionality that we believe will appeal to our advertisers and consumers. Our research and development efforts also include the development and implementation of business continuity and disaster recovery systems, improvement of data retention, backup and recovery processes. As of December 31, 2014, we had 22 employees in product and technical development.

Our research and development expenses were $5.7 million and $6.6 million for the years ended December 31, 2014 and 2013, respectively.

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

Competition

The online local advertising market is intensely competitive. Our competitors include the major search engines, Google, Yahoo and Microsoft Corporation’s (“Microsoft”) Bing (“Bing”), as well as online directories and city guides, such as Yellowpages.com and Dex. We partner with many of our competitors. We believe that increasingly more companies will enter into the local advertising market, especially local search. Also, as we enter new business lines, we will have new competitors to consider in those business lines. Although we currently pursue a strategy that allows us to partner with a broad range of websites and search engines, our current and future partners may view us as a threat to their own local advertising services. We believe that the principal competitive factors in our local advertising market are network size, revenue sharing agreements, services, convenience, accessibility, customer service, data quality, quality of tools, quality of editorial review and reliability and speed of fulfillment of advertising needs and requirements across the Internet infrastructure.

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

Major Customers

We have two customers that each represents more than 10% of our total revenue. Our largest advertising partner, Yahoo, represented 43% and 46% of our total revenue for the years ended December 31, 2014 and 2013, respectively. Our second largest advertising partner, Google, represented 31% and 26% of our total revenue for the years ended December 31, 2014 and 2013, respectively. Our relationship with Google, which began in August 2011, extends through September 2015 and our relationship with Yahoo continues until October 2017, subject to certain early termination provisions in both cases. As with each of the above, generally all of our partners are short term in nature. There can be no assurance that our agreements with Google, Yahoo or any of our other partners, will be renewed upon, or prior to, their scheduled expiration. If those agreements are renewed, there can be no assurance that it will be on terms as favorably as those we currently have with such partners. If those agreements are not renewed, there can be no assurance that we will be able to find alternative partners on terms as favorable as those we currently have, if at all. The loss of Google and/or Yahoo as a partner and a failure to replace with additional partners would have a material adverse effect on our operating results. See “Risk Factors—Risks Related to our Business—Two of our partners, Google and Yahoo, have historically provided a substantial portion of our revenue and the loss of either Google or Yahoo would have a material adverse effect on our operating results” and “Risk Factors—Risks Related to our Business—A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com. The loss of the ability to acquire traffic or otherwise generate revenues and increases in the amounts paid to acquire such traffic could have a materially adverse effect on our financial results.”

In July 2013, Google made some changes related to bidding for mobile and desktop advertising campaigns and in 2014 Google made additional editorial change requests both of which had a negative impact on our traffic and monetization of such traffic. While we continue to pursue strategies that will minimize the impact of lowered monetization from any of our advertising partners, we cannot give assurances that our efforts will be successful. If we are unable to maintain our anticipated level of monetization from our advertising partners in the near term, or successfully diversify our revenues to sources outside of the search marketing industry in general, our business and financial results may be materially harmed.

Major Suppliers and Advertising Costs

We advertise on other search engine websites, primarily Google.com, but also Yahoo.com and Bing.com and others, by bidding on certain keywords we believe will drive consumers to our Local.com website. Approximately 76% and 57% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, advertising costs to drive consumers to our Local.com website were $36.4 million, of which $28.6 million and $5.1 million was attributable to Google and Yahoo!, respectively. During the year ended December 31, 2013, advertising costs to drive consumers to our Local.com website were $35.9 million, of which $27.4 million and $6.1 million was attributable to Google and Yahoo!, respectively. We are dependent on the advertising we do with other search engines, especially Google and Yahoo, to drive consumers to our Local.com website in order to generate revenue from searches and other actions they may undertake while at Local.com. If we were unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer. While our strategy is to decrease our dependence on advertising with other search engines by diversifying our revenue streams outside of the search engine marketing business, as well as by growing our organic traffic through repeat usage, better content, and increased search engine optimization efforts, we cannot guarantee that these efforts will be successful or that we will not remain dependent on advertising with other search engines to secure the large majority of consumers who visit Local.com.

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

We have been issued fourteen patents by the United States Patent and Trademark Office:

•	Methods and Systems for a Dynamic Networked Commerce Architecture which was issued on June 13, 2006, and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office (“USPTO”) is February 26, 2023;

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols which was issued on April 3, 2007, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 25, 2024;

•	Methods and Apparatus of Indexing Web Pages of a Web Site for Geographical Searching Based on User Location which was issued on June 12, 2007, the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is May 3, 2025;

•	Methods and Systems for Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on September 29, 2009, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 3, 2026;

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on May 11, 2010, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is July 30, 2023;

•	Methods and Apparatus Providing Local Search Engine, which was issued on October 26, 2010, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 25, 2026;

•	System and Method for Generating a Search Query Using a Category Menu, which was issued on February 15, 2011, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is December 4, 2023;

•	System for Providing Localized Shopping Information, which was issued on October 4, 2011, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is June 11, 2027;

•	Search Engine and Indexing Techniques, which was issued on May 8, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is September 22, 2030;

•	Enhanced Directory Assistance Services in a Telecommunications Network, which was issued on November 6, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is July 8, 2023;

•	System and Method for Bulk Web Domain Generation and Management, which was issued on November 13, 2012, and the expiration date of which as determined based on a patent term adjustment as calculated by the USPTO is March 12, 2030; and

•	Methods and Systems for Enhanced Directory Assistance Using Wireless Messaging Protocols, which was issued on January 22, 2013, and the expiration date of which was determined based on a patent term adjustment as calculated by the USPTO is April 5, 2027.

•	Methods and Systems in which semantically related keywords may be utilized to locate relevant fee generating advertisements in the event that no advertisements are associated with the originally submitted keyword(s) in a search query, which was issued on May 13, 2014, and the expiration date of which was determined based on patent term adjustment calculated by the USPTO is August 11, 2030.

•	Search Engine and Indexing Techniques, which was issued on March 3, 2015, and the expiration date of which as determined based on patent term adjustment as calculated by the USPTO is January 10, 2025.

We have patent applications pending related to a variety of business and transactional processes associated with paid-search and other cost-per-event advertising models in different environments, including pay per call advertising. We may consolidate some of our current applications and expect to continue to expand our patent portfolio in the future. We cannot assure you, however, that any of these patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed upon or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. Furthermore, our industry has been subject to frequent patent-related litigation by the companies and individuals that compete in it. The outcome of ongoing litigation or any future claims in our industry could adversely affect our business or financial prospects. On March 9, 2015, the Company entered into a securities purchase agreement relating to the sale and issuance of senior convertible notes. This agreement obligates us to sell these patents by December 31, 2015. (see Note 9 to consolidated financial statements).

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

Employees

As of December 31, 2014, we had 70 employees, all of whom were full-time employees: 22 were engaged in research and development; 20 in sales and marketing; 10 in cost of revenues; and 18 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Subsequent to year end we had a reduction in force which reduced the amount of employees from 70 to 60. The reduction is expected to result in annual cost savings of approximately $1.1 million.

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

Corporation Information

We were incorporated in Delaware in March 1999 as eWorld Commerce Corporation. In August 1999, we changed our name to eLiberation.com Corporation. In February 2003, we changed our name to Interchange Corporation. On November 2, 2006, we changed our name to Local.com Corporation. On September 14, 2012, we changed our name to Local Corporation. In addition to Local Corporation, we also currently operate under the name Local.com, which is a registered tradename of Local Corporation. Our corporate offices are located at 7555 Irvine Center Drive, Irvine, CA 92618 and we can be contacted at (949) 784-0800. We maintain a website at http://www.local.com. Our investor relations website is located at http://ir.local.com. The information contained on or connected to our website is not incorporated by reference.

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

Risks Relating to our Business

Although our financial statements have been prepared assuming we will continue as a going concern, our management and our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2014, believe that our recurring net losses from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of December 31, 2014.

Our audited financial statements for the fiscal year ended December 31, 2014, were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our need for additional capital and the uncertainties surrounding our ability to raise such funding, raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must continue our operations without further disruptions related to our ability to monetize and maintain traffic levels to our O&O and Network sites at present levels or better, realize the expense savings from our cost saving measures, have our new initiatives produce the anticipated revenues, and avoid further unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs and development costs; and potentially raise additional funds, principally through the additional sales of our securities or debt financings to meet our working capital needs. If we are unable to continue our operations without further disruptions related to our ability to monetize and maintain traffic levels to our O&O and Network sites at present levels or better, realize the expense savings from our recently announced cost saving measures, generate revenues from new initiatives, and avoid further unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs and development costs, further reduce expenses or raise sufficient additional capital, as needed, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our financial resources are limited and we may need to raise additional capital in the future to continue our business.

As of December 31, 2014, we had cash of $2.4 million. We may be required to raise additional capital to permit us to conduct our business and to achieve our strategic growth opportunities. If we are required to raise additional capital, we cannot ensure that additional funding will be available, or if it is available, that it can be obtained on terms and conditions we will deem acceptable. Our business is subject to risks and uncertainties that may prevent us from raising additional capital or may cause the terms upon which we raise additional capital, if additional capital is available, to be less favorable to us than would otherwise be the case. If we needed to raise additional capital and were unable to do so, we may not be able to continue our business as currently contemplated or may be required to seek protection under United States federal bankruptcy law. If this were to happen our shares could lose all or substantially all of their market value.

If we are unable to raise additional capital as needed, we may not be able to grow our company and satisfy our obligations as they become due.

We have historically relied on offerings of our equity and borrowings under our debt facilities to fund our operations. For example, on April 10, 2013, we completed the offering and sale of $5.0 million of our 7% Notes. As of December 31, 2014, all $5.0 million of the 7% Notes remained outstanding. We redeemed all of our outstanding 7% Notes with the proceeds of the Series A and Series B Notes (collectively “the Notes”), together with the proceeds of the Private Offering, on the Closing Date. See “2014 Corporate Highlights for details of the Private Offering and related Series A and Series B Notes issued.”

On August 3, 2011, we entered into a Loan and Security Agreement with Square 1 Bank (as amended to the date hereof, the “Square 1 Agreement”), replacing our debt facility with Silicon Valley Bank, which we terminated on July 29, 2011. The Square 1 Agreement provides us with a revolving credit facility of up to $12.0 million. The maturity date of the facility is April 2, 2015. Square 1 Bank has notified us that they do not intend to extend our revolving credit facility following its maturity date on April 2, 2015. On March 9, 2015, we entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase our eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance to us up to 80% of the gross value of the purchased accounts, up to a maximum of $10,000,000 in advances. See “Description of Other Indebtedness—New Credit Facility.” We intend to use borrowings under the Fast Pay Agreement to refinance our indebtedness to Square 1. Fast Pay has not yet made any advances to us, and its willingness to make advances to us by purchasing eligible accounts receivable is subject to customary conditions for financings of this nature. If we are unable to satisfy those conditions, Fast Pay could refrain from providing financing to us, which would have a material adverse effect on our financial condition and results of operations.

As a result, we will need to raise additional capital or obtain additional credit to fund our operations in the future. The failure to raise capital, or obtain credit when needed, on acceptable terms, could have a material adverse effect on our business, prospects, financial condition and results of operations and we may not be able to continue our business as currently contemplated or may be required to seek protection under United States federal bankruptcy law.

Our credit facility with Square 1 Bank and our new accounts receivable facility with Fast Pay impose restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of such debt, which we may not be able to repay or refinance.

Under the Square 1 Agreement, we must meet certain financial covenants during the term of the facility, including certain Adjusted EBITDA covenants, as more particularly described in the Square 1 Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent our projections of financial results). As of December 31, 2014, we were in compliance with our covenants with Square 1 Bank. However, if we are unable to comply with our financial covenants, the lender may declare an event of default under the Square 1 Agreement, in which event all outstanding borrowings would become immediately due and payable. We do not presently have, and, if we are unable to effect borrowings by selling accounts receivable to Fast Pay we would not have, sufficient cash on hand to repay such outstanding borrowings under the Square 1 Agreement.

The Fast Pay Agreement contains covenants that are customary for accounts receivable-based financing agreements primarily related to our accounts receivable and audit rights. The failure to satisfy covenants under the Fast Pay Agreement or the occurrence of other specified events that constitute an event of default could result in the termination of the Fast Pay Agreement and/or the acceleration of our obligations under that Agreement. The Fast Pay Agreement also contains provisions relating to events of default that are customary for agreements of this type and also include a cross default provision with respect to the Notes. If Fast Pay terminated the facility, we might not have sufficient cash on hand to repay our outstanding obligations to Fast Pay or sufficient capital to fund our ongoing operations. In addition, default under the Fast Pay facility would constitute a default under the Notes.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, we have made significant judgments and estimates with respect to the potential financial and liquidity effects of our risks and uncertainties, including but not limited to:

•	our ability to meet our current projections with respect to our results of operations;

•	our ability to continue to monetize our O&O and Network sites at present levels or better;

•	our ability to maintain traffic levels to our O&O and Network sites at present levels or better;

•	our ability to control expenses effectively, including through any fluctuations in our financial performance;

•	our ability to comply with our debt covenants to Square 1 Bank, FastPay and our senior convertible noteholders; and

•	the potential for additional, unforeseen cash demands, including without limitation traffic acquisition costs, litigation costs, personnel costs and development costs.

In our liquidity assessment, we assumed that our operations will continue without further disruptions through the next twelve months, including disruptions of the sort we recently experienced in the first half of 2011, the second half of 2012, throughout 2013 and in the fourth quarter of 2014 in which changes made by our primary search monetization partners, primary traffic acquisition partners, and major search engines that index our content affected the revenue per click (“RPC”) we received for advertisements on our sites, our ability to buy traffic for our sites, and the levels of organic traffic received by our sites. We intend to support operations and repay obligations with one or more of the following: cash on hand; cash from operations; credit line extensions; additional debt; and offerings of our securities.

It is possible that the actual outcome of one or more of our plans could be materially different than expected, or that one or more of our significant judgments, or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third-party financing is not available, that could have a material adverse impact on our liquidity, financial condition and operations.

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

We have a history of losses. We had a net loss of $5.5 million for the year ended December 31, 2014. We also had an accumulated deficit of approximately $109 million at December 31, 2014. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Two of our partners, Google and Yahoo, have historically provided a substantial portion of our revenue and the loss of either Google or Yahoo would have a material adverse effect on our operating results.

For the years ended December 31, 2014 and 2013, we had two customers that each represented more than 10% of our total revenue. Google and Yahoo represented 31% and 43% of our total revenue, respectively, during the year ended December 31, 2014, and 26% and 46% of our total revenue for the year ended December 31, 2013, respectively.

Our contracts with advertising partners are generally short term in nature. For example, Google’s contract expires in September 2015, whereas Yahoo’s contract expires according to its terms in October 2017, subject in both cases to earlier termination rights under certain circumstances. We have received a notice from Yahoo noting that the requirements for early termination of our contract with Yahoo have been met as a result of recent traffic quality issues experienced by us.

Upon expiration or termination of these agreements, there can be no assurance that they will be renewed, or if these agreements are renewed, that we would receive the same or better economic benefits as we do under the current agreement, or involve the same amount of use of our paid-search services as currently used, or contain the same rights as they currently do, in which case our business and financial results may be harmed. Additionally, there can be no assurance that if we enter into an arrangement with alternative advertising partners, the terms would be as favorable as those under the current Google or Yahoo agreements. Even if we were to enter into an arrangement with alternative advertising partners with terms as or more favorable than those under the current agreements with Google and Yahoo, such arrangements might generate significantly lower search advertising revenues for us if the alternative advertising partners are not able to generate advertising revenues as successfully as Google and Yahoo currently generate.

Two customers account for a significant portion of our accounts receivable and the failure to collect from these customers would harm our financial condition and results of operations.

Two of our customers that do not pay in advance, Yahoo and Google, have and for the foreseeable future will likely continue to account for a significant portion of our accounts receivable. Yahoo and Google, on a combined basis, represented 57% and 60% of our total accounts receivable at December 31, 2014 and 2013, respectively.

Yahoo and Google’s accounts have been, and will likely continue to be, unsecured and any failure to collect on those accounts would harm our financial condition and results of operations.

A significant portion of the traffic to our Local.com website is acquired from other search engines, mainly google.com. The loss of the ability to acquire traffic or otherwise generate revenues and increases in the amounts paid to acquire such traffic could have a materially adverse effect on our financial results.

We advertise on other search engine websites, primarily Google.com, but also yahoo.com and msn/bing.com, among others, by bidding on certain keywords we believe will drive traffic to our Local.com website. Approximately 76% and 57% of the traffic on our Local.com website and network partner websites was acquired through SEM campaigns on other search engine websites for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, advertising costs to drive consumers to our Local.com website were $36.4 million, of which $28.6 million and $5.1 million was attributable to Google and Yahoo!, respectively. During the year ended December 31, 2013, advertising costs to drive consumers to our Local.com website were $35.9 million, of which $27.4 million and $6.1 million was attributable to Google and Yahoo!, respectively. Any decreases in the breadth or depth of advertising available for display or any increase in our traffic acquisitions costs could materially adversely affect our ability to produce revenue and margin that is comparable to our historical results, in which case our business and financial results may be significantly harmed. If we fail to pay Google or Yahoo for the traffic purchased from them, they could suspend or terminate our ability to purchase traffic from them, which would have a material adverse effect on our business and financial results.

In 2013, we experienced ad policy changes from our largest monetization partner, which negatively impacted the amount of traffic we could acquire and lowered revenue as a result. Additionally, we experienced algorithmic changes from a major search engine that affected organic traffic levels across our Network, which caused a negative financial impact to both our revenue and net income results. In 2014, one of our large advertising partners made additional editorial change requests which had a negative impact on our traffic and monetization of such traffic. We are working to adjust to these changes, but there can be no guarantees that our efforts will be successful or reverse the negative impact of these changes.

Our advertising partners may unilaterally change how they value our inventory of available advertising placements, which could materially affect our advertising revenue. If we are unable to maintain our anticipated RPC rates, it will have a material adverse effect on our financial results.

Our advertising partners, such as Google and Yahoo, may unilaterally change how they value our inventory of available advertising placements for any number of reasons, including changes in their services, changes in pricing, algorithms or advertising relationships. We have little control over such decisions. If our advertising partners pay us less for our advertising inventory, our advertising revenue would be materially adversely affected. For example, in July 2013, Google made some changes related to bidding for mobile and desktop advertising campaigns and in 2014 Google made additional editorial change requests both of which had a negative impact on our traffic and monetization of such traffic.

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

We rely on our advertising partners to provide us with advertiser listings so that we can distribute these listings to Local.com and our network partners in order to generate revenue when a consumer click-through or other paid event occurs on our advertising partners’ sponsored listings. For the years ended December 31, 2014 and 2013, 99% and 97% of our revenue was derived from our advertising partners, respectively. Some of our agreements with our advertising partners, such as Google, are short-term, and, as a result, they may discontinue their relationship with us or negotiate new terms that are less favorable to us, at any time, with little or no notice. Our success depends, in part, on the maintenance and growth of our advertising partners. If we are unable to develop or maintain relationships with these partners, our operating results and financial condition could suffer.

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

In recent years, we have undertaken the acquisition of a number of assets and businesses. We have subsequently exited each of these businesses. There can be no assurance that we will be able to successfully integrate any business we acquire into our operations or that our operation of these acquisitions will be successful.

We may enter into additional acquisitions, business combinations or strategic alliances in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. Any acquisitions or investments we make may not ultimately generate anticipated or any returns. In addition, the process of integrating an acquired company, business or technology, which requires a substantial commitment of resources and management’s attention, may create unforeseen operating difficulties and expenditures. The acquisition of a company or business is accompanied by a number of risks, including, without limitation:

•	the need to implement or remediate controls, procedures and policies appropriate for a public company at companies that prior to the acquisitions may have lacked such controls, procedures and policies;

•	the difficulty of assimilating the operations and personnel of the acquired company with and into our operations, which are headquartered in Irvine, California;

•	the failure to retain key personnel at the companies we acquire;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of incorporating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the impairment of relationships with customers of the acquired company or our own customers and partners as a result of any integration of operations;

•	the impairment of relationships with employees of our own business as a result of any integration of new management personnel;

•	the inability or difficulty in reconciling potentially conflicting or overlapping contractual rights and duties;

•	the potential unknown liabilities associated with the acquired company, including intellectual property claims made by third parties against the acquired company; and

•	the failure of an acquired company to perform as planned and to negatively impact our overall financial results.

We may not be successful in addressing these risks or any other problems encountered in connection our recent acquisitions, or that we could encounter in future acquisitions which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes against its post-change income may be limited. We performed a Section 382 study during the fourth quarter of 2010 and determined that the company has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. We are currently in the process of updating our IRC Section 382 study through the end of December 31, 2014. However, due to the relatively large annual limitations based on the value of the company, the identified ownership changes had no material impact to the amount of net operating loss that can be carried forward to the future years. Any future ownership change may impact our ability to utilize the net operating loss carryforwards in the future year. At December 31, 2014, we had federal and state income tax net operating loss carryforwards of approximately $81.6 million and $78 million, respectively. The federal and state net operating loss carryforwards will expire through 2031 unless previously utilized.

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

A downturn or uncertainty in global economic conditions may have a significant negative effect on our access to credit and our ability to raise capital and may impact our business, operating results or financial condition.

A future downturn or uncertainty in global economic conditions, such as was experienced beginning in late 2007, may result in significant reductions in, and heightened credit quality standards for, available capital and liquidity from banks and other providers of credit and substantial reductions and/or fluctuations in equity and currency values worldwide, which may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all. Moreover, deteriorated economic conditions, or the threat of a prolonged recessionary period, may cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy and have a negative impact on the levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers, such as advertisers, may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services. In addition, if consumer spending decreases, this may result in fewer clicks on our advertisers’ ads displayed on our Local.com website or our network partner websites.

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

We are no longer able to bill our monthly subscription customers through Local Exchange Carriers (“LECs”) on our monthly subscription customers’ telephone bills which has adversely impacted our consolidated results of operations.

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

Our success is substantially dependent upon our proprietary technology, which relates to a variety of business and transactional processes associated with our paid-search advertising model, our Keyword DNA technology, and our Local Connect search and advertising platform. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. We have been issued fourteen patents and have a number of patent applications pending related to a variety of business and transactional process associated with paid-search, other cost-per-action advertising models in different environments, and localized shopping data. We cannot assure you that any of the patent applications will be issued as patents, that any issued patents will provide us with adequate protection against competitors with similar technology, that any issued patents will afford us a competitive advantage, that any issued patents will not be challenged by third parties, that any issued patents will not be infringed or designed around by others, or that the patents of others will not have a material adverse effect on our ability to do business. On March 9, 2015, the Company entered into a securities purchase agreement relating to the sale and issuance of senior convertible notes. This agreement obligates us to sell our patent portfolio by December 31, 2015. We own the trademarks for Local.com, Pay Per Connect, Local Promote, Local Connect and Keyword DNA, among others, in the United States and may claim trademark rights in, and apply for trademark registrations in the United States for a number of other marks. We cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

Problems with our computer and communication systems may harm our business.

A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our advertising partners and local syndication and distribution networks. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain advertising customers, as well as maintain adequate customer service levels. We have in the past and may in the future experience periodic systems interruptions. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or timely expand and upgrade our systems and infrastructure to accommodate such increases.

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

Risks related to the Notes Offering subsequent to the year ended December 31, 2014

We incurred significant indebtedness when we sold the Notes and we may incur additional indebtedness in the future. The indebtedness created by the sale of the Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

We incurred $9.25 million aggregate principal amount of senior subordinated unsecured indebtedness when we sold the Notes in March 2015. Although we have repaid all of our $5.0 million aggregate principal amount of outstanding 7% Notes, our remaining indebtedness could have significant negative consequences for our business, results of operation and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness, the Notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Notes and such other indebtedness to accelerate the maturity of the Notes and such other indebtedness and could cause defaults under the Notes and such other indebtedness. Any default under the Notes or such other indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We may not have the ability to redeem the Series B Notes upon the occurrence of a change of control or in connection with certain asset sales.

If a change of control occurs, holders of the Series B Notes may require us to repurchase, for cash, all or a portion of their Series B Notes. In addition, if we sell certain “Restricted Assets,” as defined in the Series B Notes, each holder of Series B Notes has the right to require us to redeem a portion of such holders Series B Notes.

Our ability to repurchase or redeem the Series B Notes and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. In addition, our ability to repurchase or redeem Series B Notes is subject to certain limitations in the supplemental indentures governing the Notes, including a requirement that, after giving effect to any such repurchase or redemption, we have cash on hand and cash equivalents of at least $500,000. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to repurchase or redeem the Series B Notes or that our cash needs will not increase.

Our failure to make required payments on the Series B Notes would permit holders of the Series B Notes to accelerate our obligations under the Series B Notes. Such default would also lead to a default under the agreements governing our current and our accounts receivable financing facility with Fast Pay. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness.

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional financing, reduce expenditures or sell assets that we deem necessary to our business. We cannot assure you that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition and on our ability to meet our obligations to you under the Series B Notes.

Provisions in the Series B Notes may deter or prevent a business combination that may be favorable to our stakeholders.

If a change of control occurs prior to the maturity date of the Series B Notes, holders of the Series B Notes will have the right, at their option, to require us to repurchase all or a portion of their Series B Notes. In addition, under the terms of the Series B Notes we are prohibited from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Series B Notes. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

Risks Related to Ownership of Our Common Stock

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

The trading price of our Common Stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	market acceptance of our new and existing services and technologies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;

•	introductions of new services by us or our competitors;

•	enactment of new government regulations affecting our industry;

•	changes in the number of our advertising partners or the aggregate amount of advertising dollars spent with us;

•	seasonal fluctuations in the level of Internet usage;

•	loss of key employees;

•	institution of litigation, including intellectual property litigation, by or against us;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	short selling of our stock;

•	large volumes of sales of shares of our Common Stock by existing stockholders;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

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

Our Common Stock could be delisted from NASDAQ Capital Market.

The quantitative listing standards of the NASDAQ Capital Market require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. On March 18, 2015, the last reported sale price of our Common Stock on the NASDAQ Capital Market was $0.45, which violates the listing standard described in the preceding sentence. On February 25, 2015, we received a deficiency letter from The NASDAQ Stock Market LLC (“NASDAQ”) indicating that, based on the closing bid price for our Common Stock for the last 30 consecutive business days, we do not comply with the minimum bid price requirement of $1.00 per share, as set forth in NASDAQ Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of our Common Stock on The NASDAQ Capital Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 24, 2015, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price per share of our Common Stock must be at least $1.00 for a minimum of ten consecutive business days. In the event we do not regain compliance by August 24, 2015, the Company may be afforded an additional 180-day compliance period, provided it demonstrates that it meets all other applicable standards for initial listing on The NASDAQ Capital Market (except the bid price requirement), and provides written notice of its intention to cure the minimum bid price deficiency during the second grace period, by effecting a reverse stock split, if necessary.

If we fail to regain compliance after the second grace period, our stock will be subject to delisting by NASDAQ. Regardless of the grace periods provided by the rules of the Nasdaq Capital Market, the Securities Purchase Agreement with the purchasers of the Notes requires that we call and hold a meeting of our stockholders to obtain stockholder approval for a reverse split of our Common Stock at a ratio up to 6 for 1 by June 30, 2015. We can provide no assurance that the stockholders would approve a reverse split or that a reverse split will result in us regaining compliance with the closing bid price requirement. A delisting of our Common Stock would be likely to reduce the liquidity of our Common Stock and inhibit or preclude our ability to raise additional financing. In addition, our failure to list our Common Stock on a major stock exchange would increase the interest rate on the Notes to 18.00%.

We have never paid dividends on our Common Stock.

Since our inception, we have not paid cash dividends on our Common Stock and we do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. In addition, the Square 1 Agreement restricts the payment of dividends and we expect any replacement credit facility for the Square 1 Agreement to contain similar restrictions. Therefore, any return on your investment would likely come only from an increase in the market value of our Common Stock.

Issuances of shares of Common Stock will likely have a dilutive effect on our stock price.

The conversion price of the Series A Notes was set below the market price of our Common Stock on the issue date and the conversion of the Notes (including Installment Conversions with respect to the Series B Notes), exercise of the Warrants and/or our election to issue additional shares of our Common Stock to pay interest on the Series A Notes will dilute our stockholders, perhaps substantially.

As of December 31, 2014, we have 4,480,856 options to purchase our Common Stock outstanding at a weighted average exercise price of $3.31, 21,117 restricted stock units (“RSUs”) outstanding at a weighted average grant date fair value of $2.29, and 746,268 warrants to purchase our Common Stock outstanding at a weighted average exercise price of $2.01. As of March 18, 2015, we have 4,475,322 options to purchase our Common Stock outstanding at a weighted average exercise price of $3.31, as well as 21,117 restricted stock units (“RSUs”) outstanding at a weighted average grant date fair value of $2.29, and 8,729,888 warrants to purchase our Common Stock outstanding at a weighted average exercise price of $0.75. The exercise of options and warrants at prices below the market price of our Common Stock could adversely affect the price of shares of our Common Stock. In addition, the exercise of options and warrants, and the vesting of RSUs and PSUs, will cause dilution to our existing shareholders. Additional dilution will result from the issuance of shares of our Common Stock in connection with collaborations or commercial agreements or in connection with other financing efforts, including as a result of the anti-dilution provisions of the outstanding Notes and Warrants.

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

If our stockholders do not approve the issuance of our Common Stock issuable upon conversion of the Notes, as payment of interest on the Series A Notes, as payment of the Installment Conversion Amount on the Series B Notes and upon exercise of the Warrants, our Series B Noteholders might not be able to convert the Series B Notes into the full number of shares of our Common Stock issuable upon conversion.

NASDAQ Marketplace Rule 5635(d) requires stockholder approval prior to the issuance of securities in connection with a transaction (other than a public offering) involving the sale, issuance or potential issuance by us of Common Stock (or securities convertible into or exercisable for Common Stock) equal to 20% or more of the Common Stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. The conversion price of the Notes, the price that will be used to determine the number of shares of Common Stock issued as interest or on an Installment Date, and the exercise price of the Warrants are all less than the market price of our Common Stock. In addition, upon certain issuances of our Common Stock or deemed issuances of our Common Stock at a price below the conversion price of the Notes or the exercise price of the Warrants, as well as the occurrence of certain price reset provisions in the Warrants, the conversion price and the exercise price will be adjusted (down only) to the price at which the Company issued the Common Stock.

Taking into account the use of Common Stock to pay our obligations under the Notes and the potential for conversion and exercise price adjustments to the Notes and the Warrants to be triggered in the circumstances set forth above, our Noteholders could be entitled to convert the Notes and to exercise the Warrants into 20% or more of our Common Stock. Pending our receipt of stockholder approval for the issuance of such Common Stock, the Notes and the Warrants contain provisions which limit the total amount of shares of Common Stock that may be issued upon conversion of the Notes, exercise of the Warrants and as payment of interest or in connection with Installment Dates, to 19.99%, in the aggregate, of the shares of Common Stock outstanding before the issuance of the Notes and Warrants. We intend to seek stockholder approval of the issuance of our Common Stock upon conversion of the Notes, upon exercise of the Warrants and as interest on the Series A Notes and Installment Conversion Amounts on the Series B Notes at our next annual meeting of stockholders, which we expect will be held in June of 2015. In the event that stockholder approval is not obtained and, but for the foregoing cap on total conversion, we will be required to pay cash in exchange for the cancellation of such shares

(“Exchange Cap Shares”) that are in excess of the foregoing cap on total conversion a price equal to the sum of (i) the product of (x) such number of Exchange Cap Shares and (y) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date a conversion notice is delivered with respect to such Exchange Cap Shares to us and ending on the date of such issuance and payment and (ii) to the extent the holder purchases (in an open market transaction or otherwise) shares of our Common Stock to deliver in satisfaction of a sale by the holder of Exchange Cap Shares, any brokerage commissions and other out-of-pocket expenses, if any, of the holder incurred in connection therewith.

Because almost all of our outstanding shares of Common Stock are freely tradable, sales of these shares could cause the market price of our Common Stock to drop significantly, even if our business is performing well.

As of December 31, 2014, we had outstanding 23,294,566 shares of Common Stock, of which our directors and executive officers owned 181,320 shares as of December 31, 2014, which are subject to the limitations of Rule 144 under the 1933 Act (“Rule 144”).

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

In addition, the issuance of our Common Stock upon conversion of the Notes, exercise of the Warrants, or otherwise to fulfill our obligations under the Notes will likely result in substantial dilution of our existing stockholders. Depending on the performance of our Common Stock after issuance of the Notes and the Warrants, the number of shares of Common Stock that we could become obligated to issue to holders of the Notes and Warrants could range from approximately 22.7 million shares to as many as approximately 25.7 million shares. Because these shares are likely to be issued at a conversion or exercise price that will be lower—perhaps significantly lower—than the market price of our Common Stock at the time of issuance of the shares, existing holders of our Common Stock are likely to undergo substantial dilution of the value of their shares.

Our future ability to raise capital may be limited by applicable laws and regulations.

Our capital raising activities have benefited from using a “shelf” registration on Form S-3, which typically enables an issuer to raise additional capital on a more timely and cost effective basis than through other means, such as registration of a securities offering under a Form S-1 registration statement. Our future ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, the aggregate market value of our common equity held by non-affiliates (i.e., our “public float”) must be at least $75 million at the time we file the Form S-3 (calculated pursuant to the General Instructions to Form S-3). We do not presently satisfy the $75 million public float requirement and the amount we could raise through primary offerings of our securities in any 12-month period using a Form S-3 registration statement is limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under our Form S-3 registration statements during the 12-month period prior to any intended sale will be subtracted from that amount to determine the amount we can then raise under our Form S-3 registration statements. We utilized the entire amount of our public float presently available for the offer and sale of the Series B Notes pursuant to the 2015 Notes and Warrants transaction, and we do not expect to be able to utilize Form S-3 to utilize and sell additional securities for the immediately foreseeable future. The lack of availability to use Form S-3 could adversely affect our ability to raise additional capital on an expeditious basis.

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

The number of shares issuable upon exercise of the 2013 Warrants and the exercise price of such 2013 Warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

In connection with the 2013 7 % Notes and Warrants Transaction, we sold warrants to purchase 746,268 shares of our Common Stock. The number of shares of our Common Stock for which the 2013 Warrants issued in the 2013 7% Note and Warrant Transaction are exercisable and the price at which such shares of our Common Stock may be purchased upon exercise of the 2013 Warrants may be adjusted in the event (i) we undertake certain stock dividends, split, combinations, distributions, or (ii) we undertake certain issuances of Common Stock or convertible securities at prices lower than the then-current exercise price for such warrants. These provisions are intended to provide the investors in our 2013 Note and Warrant Transaction with partial protection from the effects of actions that dilute their interests in our Company on a fully-converted and fully-exercised basis. These provisions could result in substantial dilution to investors in our Common Stock that purchased our shares at higher prices.

In such instances, the number of shares of our Common Stock for which the 2013 Warrants are exercisable and the price at which such shares of our Common Stock may be purchased upon exercise of the 2013 Warrants can fluctuate materially lower than the current exercise price of $2.01 per share.

In the event of a stock dividend, split or combination, the number of shares of Common Stock acquirable pursuant to such 2013 Warrants would be adjusted in accordance with the following formula:

a x (b/c)

Where:

a= Current total number of shares of Common Stock issuable pursuant to the 2013 Warrant

b= Number of shares of Common Stock outstanding after the event

c= Number of shares of Common Stock outstanding before the event

Simultaneously, the exercise price of such 2013 Warrants would be adjusted in accordance with the following formula:

(a x b)/c

Where:

a= Current 2013 Warrant price

b= Number of shares of Common Stock issuable pursuant to the 2013 Warrant prior to the adjustment above

c= Number of shares of Common Stock issuable pursuant to the 2013 Warrant after such adjustment

In the event of a subsequent issuance of Common Stock by us, the number of shares of Common Stock acquirable pursuant to these 2013 Warrants would be adjusted in accordance with the following formula:

a/(a x ((b+(c/a))/d))

Where:

a= Current exercise price of the 2013 Warrant

b= Number of shares of Common Stock outstanding prior to the issuance

c= Aggregate consideration received by the issuance

d= Number of shares of Common Stock outstanding after the issuance

Simultaneously, the exercise price of the 2013 Warrants would be adjusted in accordance with the following formula:

a x ((b+(c/a))/d)

Where:

a= Current exercise price of the 2013 Warrant

b= Number of shares of Common Stock outstanding prior to the issuance

c= Aggregate consideration received by the issuance

d= Number of shares of Common Stock outstanding after the issuance

By way of illustration, the following table sets forth the impact of a subsequent issuance of Common Stock by us at approximately 25%, 50% and 75% of the current exercise price of these 2013 Warrants of $2.01 in which the total value of such subsequent issuance of Common Stock is valued at $1,000,000, $5,000,000 or $10,000,000:

Issuance Value	Issuance Price	Number of Shares Issuable In Aggregate to 2013 Warrant Holders	Exercise Price of Such 2013 Warrants Post-Subsequent Issuance
	$1.50	751,668	$2.00
$1,000,000	$1.00	730,564	$1.97
	$0.50	701,196	$1.89
	$1.50	771,152	$1.95
$5,000,000	$1.00	820,186	$1.83
	$0.50	967,292	$1.55
	$1.50	791,590	$1.89
$10,000,000	$1.00	880,902	$1.70
	$0.50	1,148,838	$1.31

The consummation of the 2015 Notes and Warrants transaction resulted in the triggering of certain of the above described anti-dilution adjustment and the exercise price of the 2013 Warrants will decrease to approximately $1.47. We issued an additional 275,529 warrants as part of the anti-dilution adjustment.

The number of shares issuable upon conversion and exercise of the 2015 Notes and Warrants and the conversion and exercise price of such 2015 Notes and Warrants can fluctuate under certain circumstances which, if triggered, can result in potentially material further dilution to our stockholders.

The number of shares of our Common Stock for which the 2015 Notes and Warrants issued in the 2015 Notes and Warrants Transaction are convertible and exercisable and the price at which such shares of our Common Stock may be purchased upon conversion and exercise of the 2015 Notes and Warrants may be adjusted in the event (i) we undertake certain stock dividends, split, combinations, distributions, or (ii) we undertake certain issuances of Common Stock or convertible securities at prices lower than the then-current exercise price for such warrants. These provisions are intended to provide the investors in our 2015 Notes and Warrants Transaction with protection from the effects of actions that dilute their interests in our Company on a fully-converted and fully-exercised basis. These provisions could result in substantial dilution to investors in our Common Stock that purchased our shares at higher prices.

In such instances, the number of shares of our Common Stock for which the 2015 Notes and Warrants are exercisable and the price at which such shares of our Common Stock may be purchased upon exercise of the 2015 Notes and Warrants can fluctuate materially lower than the current exercise price of $0.5534, $0.7090 and $0.6510 per share for the Series A Notes, Series B Notes and Warrants, respectively.

In the event of a stock dividend, split or combination, the number of shares of Common Stock acquirable pursuant to the conversion and exercise of such 2015 Notes and Warrants would be adjusted in accordance with the following formula:

a x (b/c)

Where:

a= Current total number of shares of Common Stock issuable pursuant to the 2015 Warrant

b= Number of shares of Common Stock outstanding after the event

c= Number of shares of Common Stock outstanding before the event

Simultaneously, the exercise price of such 2015 Warrants would be adjusted in accordance with the following formula:

(a x b)/c

Where:

a= Current 2015 Warrant price

b= Number of shares of Common Stock issuable pursuant to the 2015 Warrant prior to the adjustment above

c= Number of shares of Common Stock issuable pursuant to the 2015 Warrant after such adjustment

In the event of a subsequent issuance of Common Stock by us, the number of shares of Common Stock acquirable pursuant to the Series A Notes, Series B Notes and Warrants would be adjusted to the new issuance price:

By way of illustration, the following table sets forth the impact of a subsequent issuance of Common Stock by us at $0.50, $0.40, $0.30 and$0.20 per share:

Shares Recap	Current	Issuance at $0.50 per share	Issuance at $0.40 per share	Issuance at $0.30 per share	Issuance at $0.20 per share
8% Convertible notes
Principal	8,255,266	9,136,112	11,420,140	15,226,853	22,840,280
Warrants	3,675,835	4,705,882	5,982,421	7,843,133	11,764,703
Interest	1,981,263	2,192,666	2,740,833	3,654,444	5,481,667

Sub-total	13,912,364	16,034,660	20,143,394	26,724,431	40,086,650

10% Partially liquidating debenture
Principal	6,699,575	9,500,000	11,875,000	15,833,333	23,750,000
Warrants	4,032,256	5,250,000	6,562,497	8,750,000	13,125,000
Interest	650,731	922,736	1,153,421	1,537,894	2,306,842

Sub-total	11,382,562	15,672,736	19,590,918	26,121,227	39,181,842

Total	25,294,926	31,707,396	39,734,312	52,845,658	79,268,492

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and administrative offices are located at 7555 Irvine Center Drive, Irvine, CA 92618, where we lease approximately 34,612 square feet of space in a two-story office building. Our current monthly rent is $42,227, subject to annual increases. Our lease for this space ends in July 2015. We also lease approximately 4,921 square feet of space located at 840 Apollo Street, El Segundo, CA 90245, a three story building. Through December 2012, we utilized this space for our Launch By Local SMB product fulfillment personnel. We paid $10,473 in base rent for the El Segundo office, which is subject to annual increases through February 2015 when the El Segundo lease expires. We have since consolidated all of our operations into our Irvine offices and have entered into a sublease agreement for the El Segundo facility, whereby we receive monthly rental payments of $8,144 through the end of the lease term.

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

	High	Low
Year ended December 31, 2013:
First quarter	$2.37	$1.55
Second quarter	$1.96	$1.53
Third quarter	$2.30	$1.44
Fourth quarter	$2.07	$1.56
Year ended December 31, 2014:
First quarter	$2.10	$1.52
Second quarter	$2.23	$1.63
Third quarter	$2.16	$1.57
Fourth quarter	$2.02	$0.95

Holders

On February 28, 2015, the closing price of our common stock, as reported by the Nasdaq Capital Market, was $0.68 per share and the number of stockholders of record of our common stock was 56.

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

Unregistered Securities

None.

Repurchase of Securities

We did not repurchase any shares of our equity securities during the fourth quarter of the year ended December 31, 2014.

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

Overview

We are a leading local advertising technology company that provides our search results to consumers who are searching online for local businesses, products and services. Our search results consist primarily of local business listings and product listings that we aggregate, index, normalize and syndicate using our sophisticated technology platforms. We provide our search results through our flagship Local.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of websites that rely on our search syndication services to provide local search results to their own users (“Network”). We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

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

2014 Corporate Highlights

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

On May 8, 2014, we entered into a separation and general release agreement with our former chief operating officer, Michael Sawtell. Under the terms of the separation and general release agreement, we recognized a severance cost due to Michael Sawtell of $563,000, representing one year’s base salary and all of the bonus payments received by Michael Sawtell in the four fiscal quarters immediately preceding the date of separation, payable, over one year, in accordance with the schedule set forth in the separation and general release agreement. The total amount of severance was expensed in the second quarter of 2014 of which, $219,000 remains in accrued compensation in the accompanying consolidated balance sheets.

On September 3, 2014, we reached a settlement agreement in the patent infringement action against Fry’s Electronics, Inc. As part of the settlement agreement, we received a one-time patent license fee payment of $700,000 related to prior infringement of our patent.

On March 9, 2015, we entered into a Securities Purchase Agreement relating to the sale and issuance of New Senior Convertible Notes, comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share. Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume weighted average price. We issued the Series B Notes pursuant to our effective shelf registration statement. We have agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. We used $6.4 million of the proceeds to repay our outstanding 7% Notes and associated fees.

On March 9, 2015, we entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase our eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance us up to 80% of the gross value of the purchased accounts, up to a maximum of $10.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over thirty days. The all-in interest cost to us under the Fast Pay Agreement will not exceed the limit on our permitted senior indebtedness under the Notes. We will be obligated to repurchase accounts remaining uncollected after a specified deadline, and Fast Pay will generally have full recourse against us in the event of nonpayment of any purchased accounts. The Fast Pay Agreement has an initial term ending April 9, 2016, automatically renewing for successive one year terms thereafter. Our obligations under the credit facility are secured by substantially all of the Company’s assets.

Outlook for Our Business

According to BIA/Kelsey, U.S. local online advertising revenue is projected to reach $140.7 billion in 2015. “Local search,” that is, searches for products, services and businesses within a geographic region, is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests—such as entering “florists in Irvine, CA.” In addition, BIA/Kelsey estimates that the local search market in the U.S. will grow from $6.3 billion in 2013, to $8.6 billion by 2017.

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

The consumer shift to mobile devices presents a tremendous opportunity for us. Today, consumers are using their mobile devices more than ever before to search for local products and services. In fact, our research says that over 76% of consumers access local retail store information from their smartphones. According to Forrester Research, the online to offline market opportunity is five times greater than everything sold online today. The market for web influenced sales to the retail store is almost $690 billion.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our Network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees (credit cards). We advertise on large search engine websites such as Google, Yahoo, and Microsoft/Bing, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our O&O websites. During the year ended December 31, 2014, approximately 76% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2014, advertising costs to drive consumers to our Local.com website were $36.4 million of which $28.6 million and $5.1 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2013, approximately 57% of our overall traffic was purchased from other search engine websites. During the year ended December 31, 2013, advertising costs to drive consumers to our Local.com website were $35.9 million of which $27.4 million and $6.1 million was attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	76.5	72.6
Sales and marketing	9.6	10.6
General and administrative	12.9	14.4
Research and development	6.8	6.9
Amortization of intangibles	0.8	1.0
Income from settlement of patent licensing	(0.8)	—

Total operating expenses	105.8	105.6

Operating income (loss)	(5.8)	(5.6)

Interest and other income (expense), net	(2.6)	(2.5)
Change in fair value of conversion option warrant liability	1.1	1.2

Income (loss) from continuing operations before income taxes	(7.3)	(6.9)

Provision for income taxes	(0.2)	(0.1)

Net income (loss) from continuing operations	(7.5)	(7.0)

Income (loss) from discontinued operations (net of taxes)	0.9	(4.0)

Net income (loss)	(6.6)%	(11.0)%

Years ended December 31, 2014 and 2013

Revenue

	Year ended December 31,				Percent change
	2014	(*)	2013	(*)
	(in thousands)		(in thousands)
Owned and operated	$44,137	53.1%	$43,879	46.5%	0.6%
Network	38,983	46.9%	50,517	53.5%	-22.8%

Total revenue	$83,120	100.0%	$94,396	100.0%	-11.9%

(*) – Percent of total revenue.

Owned and Operated revenue for the year ended December 31, 2014, was consistent compared to the year ended December 31, 2013, increasing 0.6% year over year. The increase in monetization as our revenue per thousand visitors (“RKV”) increased from $194 for 2013 to $196 for 2014 was partially offset by a slight decrease in traffic year over year. During October 2012, our largest traffic provider made certain changes to their policies and guidelines. These changes had a negative impact on our fiscal 2013 O&O revenue and results of operations. This advertising partner also made some changes beginning in July 2013 related to bidding for mobile and desktop advertising campaigns, which further had a negative impact on our traffic and monetization of such traffic. We continue to work closely with this traffic provider to refine our traffic acquisition approach and user experience on our search results pages.

RKV
Year ended December 31, 2013:
First quarter	$215
Second quarter	$199
Third quarter	$180
Fourth quarter	$178
Full year	$194
Year ended December 31, 2014:
First quarter	$189
Second quarter	$204
Third quarter	$201
Fourth quarter	$186
Full year	$196

Network revenue for the year ended December 31, 2014, decreased 22.8% compared to the year ended December 31, 2013. The decrease is primarily due to a reduction in the amount of traffic we accepted from our network partners as we continue to apply increasingly more stringent traffic filters to ensure our advertising partners continue to receive traffic that converts for our advertisers, which resulted in a reduction in network revenue in 2014. There was also a decrease in organic traffic to existing partner websites due to algorithmic changes made by a large search engine in 2013, affecting the way in which the search engine indexes our network partner websites, which resulted in a further decrease of our network revenue in 2014.

As previously noted, a large portion of Network revenue is based on traffic from other websites to which we provide our organic and third-party ad feeds. We continue to experience fluctuations in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. We expect that this portion of our Network revenue will continue to be subject to significant fluctuations. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially. During fiscal year 2014, we substantially reduced the total number of Network partners to which we provide organic and third-party ad feeds in order to focus on the implementation of increased monitoring and filtering tools to prevent questionable or fraudulent traffic. This has materially impacted the level of Network revenue we were able to achieve. This trend has continued into the first quarter of 2015. We have recently launched new tools that we believe could reverse this trend, but the launch is too recent to be certain as to its long term revenue impact, if any.

Based on the above, total revenue for the year ended December 31, 2014, decreased to $83.1 million from $94.4 million for the year ended December 31, 2013, a decrease of $11.3 million, or 11.9%.

The following table identifies our major partners that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Years Ended December 31,
Customer	2014	2013
Yahoo! Inc.	43%	46%
Google Inc.	31%	26%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Year ended December 31,				Percent Change
	2014	(*)	2013	(*)
Cost of revenues	$63,580	76.5%	$68,541	72.6%	(7.2)%
Sales and marketing	7,984	9.6%	10,029	10.6%	(20.4)%
General and administrative	10,708	12.9%	13,633	14.4%	(21.5)%
Research and development	5,677	6.8%	6,554	6.9%	(13.4)%
Amortization of intangibles	688	0.8%	912	1.0%	(24.5)%
Income from settlement of patent license	(700)	(0.8)%	—	—%	NM

Total operating expenses	$87,937	105.8%	$99,669	105.6%	(11.8)%

(*) – Percent of total revenue.

Cost of revenues

Cost of revenues for the year ended December 31, 2014, decreased by 7.2% compared to the year ended December 31, 2013. The decrease in 2014 is due to a decrease in the revenue share as network revenue continued to decrease. The decrease in revenue share is partially offset by an increase in traffic acquisition cost.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2014, decreased 20.4% compared to the year ended December 31, 2013. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts. The reduction in personnel related costs was partially offset by severance costs. In January 2013, we made a decision to eliminate our direct sales efforts of our SMB product suite to small and medium size businesses.

General and administrative

General and administrative expenses for the year ended December 31, 2014, decreased by 21.5% compared to the year ended December 31, 2013. The decrease in general and administrative expenses are due to a decrease in personnel related costs, consulting and professional fees. During the prior year, we incurred consulting and legal expenses relating to our efforts to secure financing as well as legal costs relating to litigation and the accrual of a legal settlement of $550,000. The decrease was partially offset by a severance charge of $1.5 million of which the majority related to the departure of our Chief Executive Officer and Chief Operating Officer during the first half of 2014.

Research and development

Research and development expenses for the year ended December 31, 2014, decreased by 13.4% compared to the year ended December 31, 2013. The decrease is due to a reduction in consulting fees as part of our continued operating efficiency improvements.

Amortization of intangibles

Amortization of intangibles expense was $688,000 for the year ended December 31, 2014, compared to $912,000 for the year ended December 31, 2013. The decrease in amortization of intangible assets is due to the decrease in the intangible asset balance as we have not acquired any new intangible assets since fiscal 2012.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2014	2013

Interest income	$—	$12
Interest expense	(2,183)	(2,333)

Interest and other income (expense), net	$(2,183)	$(2,321)

Interest and other income (expense) was ($2.2) million and ($2.3) million for the years ended December 31, 2014 and 2013, respectively. In 2013 we recorded a loss on exchange of warrants of $723,000, partially offset by an increase in interest expense related to the 7% Notes the Company entered into in April 2013. The interest relating to the 7% Notes include cash and non-cash interest expense for both 2014 and 2013.

Change in Fair Value of Conversion Option and Warrant Liability

The change in fair value of the conversion option and warrant liabilities was income of $918,000 for the year ended December 31, 2014, compared to income of $1.1 million for the year ended December 31, 2013.

Provision for income taxes

Provision for income taxes was $129,000 and $139,000 for the years ended December 31, 2014 and 2013, respectively. The provision for income taxes is primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	December 31, 2014	December 31, 2013
Cash	$2,438	$5,069

Working capital (deficit)	$(5,878)	$(2,304)

Working capital is defined as current assets less current liabilities, excluding the warrant liability and assets and liabilities held for sale.

Cash flow highlights (in thousands):

	Year ended December 31,
	2014	2013
Net cash provided by operating activities	$4,715	$1,203
Net cash used in investing activities	(3,072)	(3,538)
Net cash (used in) provided by financing activities	(4,274)	3,708

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $2.4 million as of December 31, 2014, and $5.1 million as of December 31, 2013. We had a working capital deficit of $5.9 million as of December 31, 2014, and $2.3 million as of December 31, 2013. As of December 31, 2014, we had a total of $4.9 million outstanding on the revolving credit facility with Square 1 Bank, $5.0 million outstanding on the 7% Convertible Notes issued in the second quarter of fiscal 2013, and no availability under the revolving credit facility. On March 27, 2014, we entered into an Amendment with Square 1 Bank, pursuant to which we paid off the entire term loan with Square 1 Bank using the availability under our revolving credit facility. The increase in the working capital deficit is largely due to a decrease in accounts receivable due to the decrease in revenue, partially offset by a decrease in the Square 1 Bank line of credit and accounts payable and accrued liabilities

Net cash provided by operating activities was $4.7 million for the year ended December 31, 2014. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities, non-cash interest expense, provision for doubtful accounts, and changes in deferred income taxes) provided cash of $1.1 million. Changes in operating assets and liabilities provide cash of $3.7 million. Net cash provided by operating activities was $1.2 million for the year ended December 31, 2013. Net loss adjusted for non-cash charges (adding back depreciation and amortization, stock-based compensation expense, change in fair value of warrant and conversion option liabilities, non-cash interest expense, loss on exchange of warrants, provision for doubtful accounts, changes in deferred income taxes and asset impairment) provided cash of $2.1 million. Changes in operating assets and liabilities used cash of $933,000.

There are four primary drivers that affect cash provided by or used in operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the year ended December 31, 2014, the terms of our accounts receivable and accounts payable remained unchanged.

The table below details the change in net cash used in operating activities for the years ended December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013	Change
Net Income (loss)	$(5,501)	$(10,362)	$4,861
Non-cash (1)	6,559	12,498	(5,939)

Subtotal	1,058	2,136	(1,078)
AR, AP and Other	3,657	(933)	4,590

Net cash provided by (used in) operations	$4,715	$1,203	$3,512

(1)	Includes depreciation and amortization, change in fair value of conversion option and warrant liability, non-cash expense related to stock option issuances, changes in deferred income taxes, provision for doubtful accounts, impairment of goodwill and intangible assets, non-cash interest expense, loss on exchange of warrants and gain on disposal of property and equipment.

Net cash used in investing activities was $3.1 million for the year ended December 31, 2014, and consisted of $3.5 million used for capital expenditures partially offset by proceeds from an escrow payout of $390,000. Net cash used in investing activities was $3.5 million for the year ended December 31, 2013, and consisted of $3.6 million used for capital expenditures.

Net cash used by financing activities was $4.3 million for the year ended December 31, 2014, primarily consisting of a repayment of $4.3 million of the outstanding balance on the Square 1 Bank term loan and a portion of the revolving credit facility with Square 1 Bank. Net cash provided by financing activities was $3.7 million for the year ended December 31, 2013, primarily consisting of proceeds of $5.0 million from the issuance of 7% Notes and proceeds of $342,000 related to the Square 1 Bank line of credit offset by the $1.1 million repayment of a portion of the outstanding balance on the Square 1 Bank term loan and $534,000 of financing related cost.

On January 30, 2013, the Loan Agreement with Square 1 Bank was amended to temporarily revise the terms under which we were allowed to draw the maximum amount on the Non-Formula Revolving Line.

On February 13, 2013, we executed the Fifth Amendment to the Loan Agreement with Square 1 Bank, extending the maturity date through February 3, 2015. On March 28, 2013, we executed the Sixth Amendment to the Loan Agreement with Square 1 Bank. The Sixth Amendment waives any and all violations of the Liquidity Ratio covenants prior to the Sixth Amendment, terminates the Non-Formula Advances under the Agreement and requires monthly payments of the outstanding Non-Formula principal, plus all accrued interest, over 24 months beginning on April 28, 2013. On April 10, 2013, we entered into the Seventh Amendment to the Loan Agreement. The Seventh Amendment provided for us to add as security for our obligations under the Loan Agreement all of our intellectual property and to undertake certain reporting obligations to Square 1 Bank with respect to such intellectual property. On March 27, 2014, we entered into the Eighth Amendment to the Loan Agreement. In accordance with the Eighth Amendment, we paid in full our term loan with Square 1 Bank using credit available under our revolving credit facility. The Amendment also extends the Agreement until April 2, 2015. As of December 31, 2014, we are in compliance with all covenants relating to the Square 1 Bank revolving credit facility and term loan.

In connection with the sale of the assets of the Spreebird business we obtained a release from Square 1 Bank and the holders of the 7% Senior Secured Convertible Notes to allow us to sell such assets.

On April 10, 2013, we entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”). Pursuant to this Agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“7% Notes”) and warrants to purchase shares of our common stock. In connection with the issuance of the 7% Notes, we received a cash payment of $4.6 million net of $356,000 in placement agent fees. The 7% Notes are subordinate to the Square 1 Bank line of credit facility.

On March 9, 2015, we entered into a Securities Purchase Agreement relating to the sale and issuance of Senior Convertible Notes, comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share (collectively “the Notes”). Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume weighted average price. We will issue the Partially Liquidating Debentures pursuant to its effective shelf registration statement. We have agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. We used a portion of the proceeds to repay its outstanding 7% Notes due April 2015 and associated fees.

On March 9, 2015, we entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase our eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance us up to 80% of the gross value of the purchased accounts, up to a maximum of $10.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over thirty days. The all-in interest cost to us under the Fast Pay Agreement will not exceed the limit on our permitted senior indebtedness under the Notes. We will be obligated to repurchase accounts remaining uncollected after a specified deadline, and Fast Pay will generally have full recourse against us in the event of nonpayment of any purchased accounts. Our obligations under the credit facility are secured by substantially all of the Company’s assets.

Subsequent to the year-ended December 31, 2014, we had a reduction in workforce, reducing the amount of employees from 70 as of December 31, 2014 to 60. The reduction is expected to result in annual cost savings of approximately $1.1 million.

Our need for additional capital and the uncertainties surrounding our ability to raise such funding, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In 2015, we completed the 2015 Notes offering, closed a new accounts receivable credit facility with Fast Pay and implemented a reduction in workforce and related cost savings. In addition, we announced projected revenue growth from our run rate of the fourth quarter of 2014; however, should the projections and assumptions used by management to prepare the operating plan prove incorrect, then we may require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that, if required, any additional equity or debt arrangements will be available to us in the future or that the required capital would be available on terms acceptable to us, if at all, or that any such activity would not be dilutive to our stockholders.

Shelf Registration Statement

In June 2014, we filed a new shelf registration statement with the SEC pursuant to which we registered $40,000,000 of our securities. Our capital raising activities have benefited from using this shelf registration on Form S-3, which typically enables an issuer to raise additional capital on a more timely and cost effective basis than through other means, such as registration of a securities offering under a Form S-1 registration statement. Our future ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, the aggregate market value of our common equity held by non-affiliates (i.e., our “public float”) must be at least $75 million at the time we file the Form S-3 (calculated pursuant to the General Instructions to Form S-3). We do not presently satisfy the $75 million public float requirement and the amount we could raise through primary offerings of our securities in any 12-month period using a Form S-3 registration statement is limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under our Form S-3 registration statements during the 12-month period prior to any intended sale will be subtracted from that amount to determine the amount we can then raise under our Form S-3 registration statements. We utilized the entire amount of our public float presently available for the offer and sale of the Series B Notes pursuant to our 2015 Notes and Warrants transaction, and we do not expect to be able to utilize Form S-3 to utilize and sell additional securities for the immediately foreseeable future. The lack of availability to use Form S-3 could adversely affect our ability to raise additional capital on an expeditious basis.

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

We evaluate whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when we are primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. We generally record the net amounts as revenue earned if we are not primarily obligated and do not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue is recognized on a gross basis.

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

As of December 31, 2014, two customers, Yahoo and Google, represented 57% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

Impairment of Long-lived Assets

We account for the impairment and disposition of definite life intangible and long-lived assets in accordance with U.S. GAAP guidance on accounting for the impairment or disposal of long-lived assets. In accordance with the guidance, such assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. We periodically review related carrying values to determine whether or not impairment to such value has occurred. During the second quarter of fiscal 2013, we recorded impairment charges for certain capitalized software assets and intangible assets with a book value of $300,000 and $182,000, respectively, related to its Spreebird business unit. The impairment charges were due to our sale of the assets of its Spreebird business and the cessation of its Spreebird business operations. Such impairment charges are included in discontinued operations in the accompanying consolidated statements of operations.

Amortization of Intangible Assets

Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. Indefinite lived intangible assets relate to domain names owned by us.

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

Accounting for Income Taxes

We are required to recognize a provision for income taxes based upon the taxable income and temporary differences for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted state and federal tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences is reported as deferred tax assets and liabilities in our consolidated balance sheets. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that all or some portion or the deferred tax asset will not be realized, we establish a valuation allowance. At December 31, 2014, we continue to maintain a full valuation allowance on net operating loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statements of operations or against additional paid-in-capital in our consolidated balance sheets to the extent any tax benefits would have otherwise been allocated to equity. In making our judgment regarding the valuation allowance, we considered all evidence, both positive and negative, considering our history of losses and placing more weight on the historical results in judging our ability to realize the deferred tax asset related to net operating losses.

U.S. GAAP regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2014, we had total unrecognized tax benefits of approximately $1.8 million. If fully recognized, approximately the total unrecognized tax benefit of $1.8 million would impact our effective tax rate.

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

We are exposed to the risk of changes in the fair value of the derivative liability related to warrants and conversion option. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increases or decreases, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2014, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $156,000 and $443,000, respectively, as it relates to the warrant liability. Based on the number of shares to be issued upon conversion, market interest rates and historical volatility of our stock price as of December 31, 2014, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $13,000 and $711,000, respectively, as it relates to the conversion option liability.

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

We performed our annual impairment analysis as of December 31, 2014, and determined that the estimated fair value of the reporting unit substantially exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

Interest Rate Risk

We are exposed to the risk of fluctuation in interest rates on our debt instruments. During 2014, we did not use interest rate swaps or other types of derivative financial instruments to hedge our interest rate risk. Square 1 Bank borrowings made pursuant to the Formula Revolving Line will bear interest at a rate equal to the greater of (i) 5.0%, or (ii) the Prime Rate (as announced by Square One Bank), plus 1.75%. As of March 27, 2014, no amounts are outstanding and no further credit extensions are available under the Non-Formula Line or term loan. The debt outstanding under the formula line entering 2015 was $4.9 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of approximately $49,000 per annum. During fiscal 2013, we entered into an agreement to sell an aggregate of $5.0 million of 7% Notes bearing interest at a fixed annual rate of 7%. Because the interest rate for the 7% Notes is fixed, this transaction had no impact on our interest rate risk.

On March 9, 2015, we entered into an agreement with Fast Pay, creating an accounts receivable-based credit facility. Each account receivable purchased by Fast Pay will be subject to a fixed factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and fixed additional fees for accounts outstanding over thirty days. The all-in interest cost to us under the Fast Pay Agreement will not exceed the limit on our permitted senior indebtedness under the Notes. On March 9, 2015, we also entered into a Securities Purchase Agreement relating to the sale and issuance of Senior Convertible Notes, comprising $4.57 million aggregate principal amount of new Series A Notes maturing in April 2018 and $4.75 million aggregate principal amount of Series B Notes maturing August 2016. As with the original 7% Notes, the additional financing arrangements entered into on March 9, 2015 are all at a fixed interest rate and therefore had no impact on our interest rate risk.

Derivative Liability Risk

Current guidance regarding accounting for derivatives requires that certain of our warrants and a conversion option relating to our convertible debt be accounted for as derivative instruments and that we record the conversion option and warrant liabilities at fair value and recognize the change in valuation in our statement of operations each reporting period. We are therefore exposed to the risk of change in the fair value of derivative liability related to outstanding warrants and the conversion option. The fair value of these derivative liabilities is primarily determined by fluctuations in our stock price. As our stock price increases or decreases, the fair value of these derivative liabilities increase or decrease, resulting in a corresponding current period loss or gain to be recognized. Based on the number of outstanding warrants, market interest rates and historical volatility of our stock price as of December 31, 2014, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $156,000 and $443,000, respectively. Based on the number of shares to be issued upon conversion, market interest rates and historical volatility of our stock price as of December 31, 2014, a $1 decrease or increase in our stock price will result in a non-cash derivative gain or loss of approximately $13,000 and $711,000, respectively, as it relates to the conversion option liability.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth, as of December 31, 2014, certain information concerning our executive officers and directors:

Name	Age	Position
Frederick G. Thiel (1)	54	Chief Executive Officer and Chairman of the Board
Kenneth S. Cragun (1)	54	Chief Financial Officer and Secretary
Scott Reinke (1)	41	Chief Legal Officer
Heath B. Clarke (1) (2)	46	Former Chief Executive Officer
Michael A. Sawtell (1) (3)	56	Former President and Chief Operating Officer
Norman K. Farra Jr.	46	Lead Director
John E. Rehfeld	74	Director
John M. Payne	58	Director
David M. Hughes	45	Director

(1)	Executive officer.
(2)	Mr. Clarke’s employment was terminated without Cause on January 10, 2014 and he received a severance package totaling $772,375 in accordance with the terms of that certain Separation and General Release Agreement dated January 10, 2014.
(3)	Mr. Sawtell’s employment was terminated without Cause on May 8, 2014 and he received a severance package totaling $563,165 in accordance with the terms of that certain Separation and General Release Agreement dated May 7, 2014.

Executive Officers

Frederick G. Thiel has served as Chief Executive Officer since May 2014 and Chairman of the Board since January 2014. Mr. Thiel served as the Managing Partner of the Software IT Group at Triton Pacific Capital Partners, a private equity firm making equity investments on behalf of itself and its investors in lower middle market companies, from January 2007 until the end of 2012. As part of his role at Triton Pacific Capital Partners, Mr. Thiel served on the boards of four of its portfolio companies: Custom Credit Systems, LP, an enterprise software company providing commercial lending automation solutions to major banks; DB Technology, LLC, an enterprise content management software company providing solutions to healthcare providers; Assetpoint, LLC, an enterprise software company providing enterprise asset management solutions to major corporations; and Vayan Marketing Group, LLC, an internet media marketing company providing customer acquisition services to major consumer brands. Mr. Thiel has been an Operating Partner with Graham Partners, a mid-market private equity firm since 2008. From January 2004 to December 2006, Mr. Thiel was founder and managing partner of TechStarter Ventures, a venture capital and technology incubator focused on developing Web 2.0 technologies and social media, human resources and project management related web properties. Prior to TechStarter, Mr. Thiel was CEO of GameSpy Industries from January 2002 through January 2003. Mr. Thiel is presently a director of three private companies, including Predixion Software, Inc., B&B Electronics, Inc., and OCTANe LLC. Mr. Thiel attended classes at the Stockholm School of Economics in Europe.

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

Scott Reinke has served as our Chief Legal Officer since July 2014 and our General Counsel since April 2009. From October 2006 to April 2009, Mr. Reinke served as executive vice president and general counsel of Emerging Media Group, Inc., parent company of TRAFFIQ, Inc., a digital advertising exchange and a self-service media management and planning platform. From March 2004 to October 2006, Mr. Reinke served as assistant general counsel and vice president — legal of MIVA, Inc., an online advertising and media company. Mr. Reinke received a Juris Doctorate from Georgetown University Law Center and a Bachelors of Arts degree in English and Political Science from Boston College. Mr. Reinke’s responsibilities prior to Local.com have included executive management and general counsel functions at a private technology company, day-to-day management of the legal affairs of both public and private companies, including securities law compliance, contract management, merger, acquisition and capital fundraising related matters and risk assessment.

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

John M. Payne has served as a director since June 2014. Mr. Payne has served as the Chairman and President of SimpleAir, Inc., a technology licensing company which has licensed patents across the smartphone industry since April of 2004. Mr. Payne is the lead Inventor for such patents. Since June of 2013, he has also served as a Managing Director of Outset Ventures, a startup studio for the development of early stage SaaS, mobile and financial services companies. Since June of 2013, he has served as the Executive Chairman of LOANZ, Inc., an Outset portfolio company which is an emerging leader in marketplace lending. Mr. Payne has served as chief executive officer of a number of technology companies, including CircleUp, Inc., the leading group messaging platform for payments and messaging services, Preventsys, an enterprise regulatory compliance and Security Risk Management Company, Day Software (SWX: DAYN) a publicly traded leading provider of global enterprise content management solutions, and Stamps.com (NASDAQ: STMP), a leading provider of postage over the Internet from the US Postal Service.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Payne to serve as a Director of the Company: Over 15 years executive experience in high tech industries, including current experience as a chief executive officer and prior and current experience serving as a director of private and public companies.

David M. Hughes has served as a director since June 2014. Mr. Hughes has served as Chief Executive Officer of The Search Agency, a global digital marketing company providing a suite of Managed Marketing Services to mid-size companies as well as a SaaS Marketing suite for SMBs and Local businesses. Prior to joining The Search Agency, Mr. Hughes served as Senior Vice-President, Corporate Development for United Online, Inc., from 1999 to 2004. Mr. Hughes was a Management Consultant with the Boston Consulting Group from 1997 to 1999 and an Associate with Mercer Management Consulting from 1993 to 1995. Mr. Hughes received his Bachelor of Arts, with Honors, from the University of Western Ontario, and a Masters of Business Administration from Harvard University’s Graduate School of Business Administration.

The Board of Directors has concluded that the following experience, qualifications and skills qualify Mr. Hughes to serve as a Director of the Company: Over 20 years experience in senior executive positions, including chief executive officer experience; and a strong educational background, including a Masters of Business Administration from Harvard University’s Graduate School of Business Administration.

Involvement in Certain Legal Proceedings

On October 20, 2008, Modtech Holdings, Inc., a Delaware Corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, our chief financial officer, was chief financial officer of Modtech Holdings, Inc. at the time of filing.

On March 30, 2011, DigitalPost Interactive, Inc., a Nevada Corporation, and its subsidiaries, The Family Post, Inc. and Rovion, Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Sawtell, our former president and chief operating officer, was chief executive officer of DigitalPost Interactive, Inc. at the time of the filing.

Board of Directors

Our board of directors currently consists of the following five members: Frederick G. Thiel (CEO and Chairman), Norman K. Farra Jr. (Lead Director), John E. Rehfeld, John M. Payne, David M. Hughes. There are no family relationships among any of our current directors and executive officers.

The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended and restated certificate of incorporation, as amended, our board of directors is divided into three classes, with each class serving staggered three-year terms. The membership of each of the three classes is as follows:

•	the class I director is Mr. Farra, and his term will expire at the annual meeting of stockholders to be held in 2017;

•	the class II directors are Mr. Thiel and Mr. Rehfeld and their terms will expire at the annual meeting of stockholders to be held in 2015; and

•	the class III directors are Messrs. Payne and Hughes, and their service will expire at the annual meeting of stockholders to be held in 2016.

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

Our board of directors has designated an audit committee, a compensation committee and a nominating and governance committee, and may establish other committees as it deems necessary or appropriate. There were a total of 12 Board of Director meetings held in 2014. During 2014, no incumbent director attended fewer than 75% of the meetings of the Board of Directors and its committees on which he served that were held during the period in which he was a director.

Board Committees

Our Board has three active committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee is currently comprised of Mr. Hughes as Chairman and Messrs. Rehfeld and Payne, each of whom satisfies the Nasdaq and SEC rules for Audit Committee membership (including rules regarding independence). The Audit Committee held seven meetings during 2014. The Board has determined that Mr. Hughes is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing standards.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “NCG Committee”) is currently comprised of Mr. Rehfeld as Chairman and Messrs. Payne and Hughes, each of whom satisfies the Nasdaq and SEC rules for membership to the NCG Committee (including rules regarding independence). The NCG Committee held nine meetings during 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities. Copies of the reports filed with the SEC are required by SEC Regulation to be furnished to Local. Based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe each reporting person has complied with the disclosure requirements with respect to transactions made during 2014, except that due to an administrative oversight, each of Kenneth Cragun, Scott Reinke and Carlos Caponera failed to timely report on Form 4 the grant to each such individual of stock options on December 12, 2014. Such filing was made on December 30, 2014.

Item 11.	Executive Compensation

Compensation Committee

The Compensation Committee (the “Compensation Committee”) is currently comprised of Mr. Rehfeld as Chairman and Mr. Payne, each of whom satisfies the Nasdaq and SEC rules for membership to the Compensation Committee (including rules regarding independence). The Compensation Committee held eight meetings during 2014.

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

Summary Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2014 and 2013, by our Named Executive Officers (our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer), and our former Chief Executive Officer, and Chief Operating Officer/President.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Fred Thiel Chief Executive Officer and Chairman of the Board	2014	296,625	—	—	563,072	—	—	859,697

Kenneth S. Cragun Chief Financial Officer and Secretary	2014	304,125	—	—	57,434	—	—	361,559
	2013	295,983	62,616	—	—	122,562	667	481,828

Scott Reinke Chief Legal Officer	2014	283,750	—	—	43,612	—	—	327,362
	2013	261,504	46,805		—	75,157	—	383,465

Heath B. Clarke (2) Former Chief Executive Officer and Former Chairman of the Board	2014	53,167	—	—	17,591	—	772,375	843,133
	2013	450,309	211,419	88,922	—	225,453	721	976,824

Michael A. Sawtell (3) Former President and Former Chief Operating Officer	2014	147,623	—	—	—	—	563,165	710,788
	2013	313,818	83,775	45,694	—	133,543	87,649	664,480

(1)	The fair value of each performance and restricted stock unit award is calculated on the date of grant using the closing price of our common stock as reported by the Nasdaq. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Option Granted	Expected Life	Volatility	Risk Free interest rate	Dividend yield

2014	3.5 years	67.80%	1.12%	None
2013	None	None	None	None

(2)	During 2014, Mr. Clarke received a severance package totaling $772,375 in accordance with the terms of that certain Separation and General Release Agreement dated January 10, 2014.
(3)	During 2014, Mr. Sawtell received a severance package totaling $563,165 in accordance with the terms of that certain Separation and General Release Agreement dated May 7, 2014.

Employment Agreements and Change in Control Arrangements with Our Named Executive Officers

Employment Agreements

We entered into amended and restated employment agreements with each of Mr. Cragun and Mr. Reinke on December 9, 2011. We entered into an employment agreement with Mr. Thiel on May 7, 2014. The employment agreements of our Named Executive Officers had automatically renewing terms of one year terms unless either party terminates it with at least 30 days’ notice to the other party.

If we terminate the executive employment agreements of our Named Executive Officers without cause (the definition of which is summarized below), or if the foregoing executive terminates his agreement with good reason (the definition of which is also summarized below), each as defined in the agreement, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination, (ii) his annual salary payable over one year after termination, (iii) an amount equal to all bonuses earned during the four quarters immediately prior to the termination date, payable in accordance with our standard bonus payment practices or immediately if and to the extent such bonus will be used by the executive to exercise stock options, (iv) benefits for 12 months following the date of termination, (v) the vesting of all options that would have vested had the executive’s employment agreement remained in force through the end of the initial one-year term of the amended and restated agreement will be fully vested immediately prior to such termination, (vi) the right for 12 months from the date of termination to exercise all vested options granted to the executive. In the event of a termination without cause or for good reason by either Kenneth Cragun or Scott Reinke in connection with a change of control, we are obligated to pay that executive: (i) his annual salary and other benefits earned prior to termination; (ii) 1.25 times his annual salary payable in a lump sum; (iii) an amount equal to 1.25 times all bonuses earned during the four quarters immediately prior to the termination date or immediately prior the date of the change of control, whichever is greater, payable in a lump sum; and (iv) benefits for 15 months following the date of termination.

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

Termination and Change of Control Benefits

The table below sets forth estimated payments with respect to our Named Executive Officers upon the termination of employment with us under various circumstances and upon a change in control (“CIC”), calculated as of December 31, 2014.

	Involuntary For Cause or Without Good Reason	Involuntary Without Cause or For Good Reason	Death/ Disability	Involuntary Without Cause or For Good Reason In Connection With CIC

Frederick Thiel
Cash Severance	$—	$455,000	$750,750	$568,750

Kenneth S. Cragun
Cash Severance	$—	$309,000	$448,050	$386,250

Scott Reinke
Cash Severance	$—	$300,000	$420,000	$375,000

Outstanding Equity Awards at Fiscal Year-End – 2014

The following table sets forth the number of shares of Common Stock subject to exercisable and unexercisable stock options and number of unvested restricted stock units held as of December 31, 2014, by each of our Named Executive Officers.

2014 Outstanding Equity Awards at Fiscal Year-End

	Equity Incentive Plan Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Exercise Price	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)	(#)	($)

Frederick Thiel	15,000	—		2.48	10/27/2019	—		—	—	—
	20,000	—		2.10	1/16/2020	—		—	—	—
	62,979	—		1.56	1/17/2021	—		—	—	—
	2,021	—		1.56	1/17/2021	—		—	—	—
	—	200,000	(1)	1.83	5/7/2021	—		—	—	—
	—	200,000	(2)	1.83	5/7/2021	—		—	—	—
	—	181,000	(3)	1.83	5/7/2021	—		—	—	—

Kenneth S. Cragun	46,000	—		2.31	4/1/2019	—		—	—	—
	19,167	—		2.31	4/1/2019	—		—	—	—
	19,166	—		2.31	4/1/2019	—		—	—	—
	25,000	—		4.85	10/18/2020	—		—	—	—
	13,000	—		6.01	12/10/2020	—		—	—	—
	42,000	—		5.14	1/11/2021	—		—	—	—
	30,335	—		2.29	12/9/2018	—		—	—	—
	7,221	3,612	(4)	2.29	12/9/2018	—		—	—	—
	—	—		—	—	1,733	(5)	1,802	—	—
	—	—		—	—	2,888	(6)	3,004	—	—
	7,221	3,612	(7)	2.34	12/7/2019	—		—	—	—
		43,333	(8)	1.56	1/17/2021
		43,333	(9)	1.18	12/21/2021

Scott R. Reinke	37,504	—		3.38	4/30/2019	—		—	—	—
	50,000	—		4.21	8/11/2019	—		—	—	—
	25,000	—		6.01	12/10/2020	—		—	—	—
	2,917	—		2.29	12/9/2018	—		—	—	—
	1,458	—		2.29	12/9/2018	—		—	—	—
	4,166	2,084	(4)	2.29	12/9/2018	—		—	—	—
	—	—		—	—	250	(5)	260	—	—
	—	—		—	—	1,666	(6)	1,732	—	—
	4,166	2,084	(7)	2.34	12/7/2019	—		—	—	—
		25,000	(8)	1.56	1/17/2021
		43,333	(9)	1.18	12/21/2021

Heath B. Clarke	29,676	—		16.59	1/4/2015	—		—	—	—
	10,331	—		5.53	5/8/2015	—		—	—	—
	15,000	—		9.90	6/3/2015	—		—	—	—
	26,512	—		6.79	11/15/2015	—		—	—	—
	29,642	—		4.21	3/9/2016	—		—	—	—
	67,500	—		4.74	12/13/2017	—		—	—	—
	67,500	—		4.74	12/13/2017	—		—	—	—
	67,500	—		4.70	6/3/2018	—		—	—	—
	35,419	—		1.57	3/12/2019	—		—	—	—
	110,000	—		6.01	12/10/2020	—		—	—	—
	77,000	—		2.29	12/9/2018	—		—	—	—
	18,332	9,167	(4)	2.29	12/9/2018	—		—	—	—
	—	—		—	—	4,400	(5)	4,576	—	—
	—	—		—	—	7,333	(6)	7,626	—	—
	18,333	9,167	(7)	2.34	12/7/2019	—		—	—	—

Michael A. Sawtell	75,000	—		3.58	5/7/2015	—		—	—	—
	109,999	—		3.65	5/7/2015	—		—	—	—
	40,894	—		2.29	5/7/2015	—		—	—	—
	6,770	—		2.34	5/7/2015	—		—	—	—

(1)	33.33% of total grant vest on May 7, 2015, and the remainder vests each quarter over the next eight quarters commencing after May 7, 2015.
(2)	33.33% of total grant vest on May 7, 2016, and the remainder vests each quarter over the next eight quarters commencing after May 7, 2016.

(3)	33.33% of total grant vest on May 7, 2017, and the remainder vests each quarter over the next eight quarters commencing after May 7, 2017.
(4)	33.33% of total grant vested on December 9, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 9, 2013.
(5)	33.33% of total grant vested on January 1, 2013 and 33.33% vested on January 1, 2014, and the remainder vests on January 1, 2015.
(6)	33.33% of total grant vested on January 1, 2014, and the remainder vests each year on January 1 over the next two years commencing after January 1, 2014.
(7)	33.33% of total grant vested on December 7, 2013, and the remainder vests each quarter over the next eight quarters commencing after December 7, 2013.
(8)	33.33% of total grant vest on January 17, 2015, and the remainder vests each quarter over the next eight quarters commencing after January 17, 2015.
(9)	33.33% of total grant vest on December 12, 2015, and the remainder vests each quarter over the next eight quarters commencing after December 12, 2015.

Director Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2014, by members of our Board, unless the director is also a named executive officer:

2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Norman K. Farra Jr. (1)	85,050	52,191	137,241
John E. Rehfeld (2)	103,498	52,191	155,689
John Payne (3)	29,800	22,035	51,835
David Hughes (4)	29,800	22,035	51,835

(1)	As of December 31, 2014, Mr. Farra held options to purchase an aggregate of 185,416 shares of our Common Stock.
(2)	As of December 31, 2014, Mr. Rehfeld held options to purchase an aggregate of 181,210 shares of our Common Stock.
(3)	As of December 31, 2014, Mr. Payne held options to purchase an aggregate of 16,666 shares of our Common Stock.
(4)	As of December 31, 2014, Mr. Hughes held options to purchase an aggregate of 16,666 shares of our Common Stock.

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

Also, in light of additional service required of all Board members during 2013 and continuing in 2014, members of the Board received a one-time supplemental grant of an option to purchase 15,000 shares of our Common Stock in January 2014. New members to the Board receive a pro-rata amount of the regular annual grant amount of an option to purchase 25,000 shares of our Common Stock. One-half of each of the options granted to the member of the Board are vested at the time of the grant, and the remaining portions vest in equal monthly installments over the following twelve months. Stock option grants have a post-separation exercise period of two years.

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

The following table sets forth the beneficial ownership of shares of our Common Stock as of December 31, 2014:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors and nominees;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of Common Stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2014, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 23,294,566 shares of Common Stock outstanding as of December 31, 2014.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Local Corporation, 7555 Irvine Center Drive, Irvine, CA 92618.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Held	Percentage of Shares Beneficially Owned

John E. Rehfeld (1)	290,293	1.2%
Kenneth S. Cragun (2)	242,090	1.0%
Norman K. Farra Jr. (3)	233,968	1.0%
Frederick G. Thiel (4)	100,000	*	%
Scott D. Reinke (5)	149,659	*	%
David M. Hughes (6)	38,208	*	%
John M. Payne (7)	18,749	*	%

All directors and executive officers as a group (7 persons) (8)	1,072,967	4.4%

* - less than 1%

(1)	Includes 183,293 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014.
(2)	Includes 223,552 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014, 3,177 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2014.
(3)	Includes 193,750 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014.

(4)	Includes 100,000 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014.
(5)	Includes 133,544 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014, 1,083 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2014.
(6)	Includes 18,749 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014.
(7)	Includes 18,749 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014.
(8)	Includes 878,957 shares issuable upon the exercise of options that are exercisable within 60 days of December 31, 2014, 5,704 shares issuable upon the vesting of restricted stock units within 60 days of December 31, 2014, and 15,750 shares with indirect beneficial ownership.

Securities authorized for issuance under equity compensation plans

The following table provides information as of December 31, 2014, with respect to our compensation plans including our 1999 Plan, 2000 Plan, 2004 Plan, 2005 Plan, 2007 Plan, 2008 Plan and 2011 Plan (as each are defined in Note 12 to our Notes to Consolidated Financial Statements) under which we may issue shares of our common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,480,856	$3.31	589,944
Equity compensation plans not approved by security holders	—	—	—

Total	4,480,856	$3.31	589,944

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

As of December 31, 2014
	Independent (1)	Audit Committee Member	Nominating and Corporate Governance Committee Member	Compensation Committee Member
Director

Frederick G. Thiel	No
Norman K. Farra Jr.	No
John E. Rehfeld	Yes	X	X	X
John M. Payne	Yes	X	X	X
David M. Hughes	Yes	X	X

(1)	The Board determined that Messrs. Rehfeld, Payne and Hughes were “independent” for the year ended December 31, 2014 within the meaning of the Nasdaq Capital Market director independence standards, as currently in effect. The Board further determined that Frederick G. Thiel and Norm K. Farra Jr. were not independent due to Mr. Thiel’s position as our Chief Executive Officer and Mr. Farra’s relationship with Merriman Capital, Inc.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional audit services rendered by BDO USA, LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services provided by BDO USA, LLP for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013

Audit Fees	$221,404	$229,461
Audit-Related Fees	—	—
Tax Fees	47,072	50,484
All Other Fees	—	—

Total Fees Paid	$268,476	$279,945

Audit Fees

Includes the fees for the annual audit of our consolidated financial statements, review of our quarterly financial statements, and review and consent of documents filed with the SEC.

Audit-Related Fees

None.

Tax Fees

Includes the aggregate fees for tax return preparation, tax advice and tax planning.

All Other Fees

None.

Our audit committee pre-approves all services provided by BDO USA, LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	2011 Omnibus Incentive Plan., as amended.

10.2 (7)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.4 (10)#	Description of material Terms of the Registrant’s Bonus Program as of January 16, 2013.

10.5 (10)#	Description of material Terms of the Registrant’s Retention Program as of January 16, 2013.

10.6 (11)	Fourth Amendment dated January 30, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.7 (12)	Form of Repricing Letter.

10.8 (13)	Fifth Amendment dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.9 (14)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.10 (15)#	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.11 (16)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.12 (16)	Form of 7% Convertible Note.

10.13 (16)	Form of Common Stock Purchase Warrant.

10.14 (16)	Form of Investor Rights Agreement.

10.15 (16)	Form of Subsidiary Guarantee.

10.16 (16)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square One Bank.

10.17 (17)	Google, Inc. Advertising Program Terms entered into April 13, 2013.

10.18 (18)+	AOL Advertising Insertion Order dated May 31, 2013, by and between the Registrant and AOL Advertising Inc.

10.19 (19)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.20 (20)+	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.21 (21)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

10.22 (22)+	AOL Advertising Insertion Order dated August 7, 2013, by and between the Registrant and AOL Advertising Inc.

10.23 (23)+	Amendment Number Six to Google Services Agreement dated October 3, 2013, by and between the Registrant and Google Inc.

10.24 (24)	Local Network Master Services Agreement, dated October 16, 2013, by and between the Registrant and Allview Networks, LLC.

10.25 (25)	Settlement and Patent License Agreement by and between Registrant and Geotag, Inc. dated November 11, 2013.

10.26 (26)#	Separation and General Release Agreement by and between the Registrant and Heath Clarke dated January 10, 2014.

10.27 (26)	Consulting Services Agreement by and between the Registrant and Heath Clarke dated January 11, 2014.

10.28 (27)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.29 (26)#	Description of the Material Terms of the Registrant’s Bonus Program as of January 14, 2014.

Exhibit Number	Description

10.30 (28)+	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.31 (29)	Employment Agreement by and between the Registrant and Fred Thiel dated May 7, 2014.

10.32 (29)	Separation Agreement by and between the Registrant and Michael Sawtell dated May 8, 2014.

10.33 (30)	Amendment Number 1 dated May 9, 2014, to Yahoo Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! EMEA Limited.

10.34 (31)	Ninth Amendment, dated September 2, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.35 (32)	Securities Purchase Agreement, dated March 9, 2015, between Local Corporation and the Investors named therein.

10.36 (32)	Form of Base Indenture between Local Corporation and U.S. Bank National Association.

10.37 (32)	Form of First Supplemental Indenture and Second Supplemental Indenture.

10.38 (32)	Form of Series A Notes and Series B Notes.

10.39 (32)	Form of Warrant.

10.40 (32)	Form of Registration Rights Agreement.

10.41 (32)	Tenth Amendment, dated March 9, 2015, to Loan and Security Agreement, dated August 3, 2011, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Square 1 Bank.

10.42+*	Financing and Security Agreement by and among the Registrant, Fast Pay Partners LLC, Krillion, Inc. and Screamin Media Group, Inc. dated March 9, 2015.

10.43+*	First Amendment, dated March 9, 2015, to Financing and Security Agreement, dated March 9, 2015, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Fast Pay Partners LLC.

14 (9)	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.
(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2013.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2013.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2013.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2014.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2014.
(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2014.
(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2015.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March, 2015.

LOCAL CORPORATION

By:	/s/ Fred Thiel

Frederick G. Thiel
Chief Executive Officer
(principal executive officer) and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick G. Thiel	Chairman and Chief Executive Officer	March 27, 2015
Frederick G. Thiel

/s/ Kenneth S. Cragun	Chief Financial Officer, Principal Accounting Officer and Secretary	March 27, 2015
Kenneth S. Cragun

/s/ Norman K. Farra Jr.	Director	March 27, 2015
Norman K. Farra Jr.

/s/ John E. Rehfeld	Director	March 27, 2015
John E. Rehfeld

/s/ David Hughes	Director	March 27, 2015
David Hughes

/s/ John Payne	Director	March 27, 2015
John Payne

LOCAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Local Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Local Corporation (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Local Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and other factors that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
Costa Mesa, CA
March 27, 2015

LOCAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$2,438	$5,069
Accounts receivable, net of allowances of $508 and $533, respectively	8,426	17,298
Escrow receivable	—	390
Prepaid expenses and other current assets	449	957

Total current assets	11,313	23,714

Property and equipment, net	5,650	6,073
Goodwill	19,281	19,281
Intangible assets, net	1,752	2,439
Long-term receivable, net of allowances of $3,431 and $3,431, respectively	—	—
Deposits	72	72

Total assets	$38,068	$51,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,669	$12,786
Accrued compensation	940	1,462
Deferred rent	116	323
Warrant liability	156	537
Other accrued liabilities	1,474	2,403
Revolving line of credit	4,883	7,342
Current portion of term loan	—	1,500
Deferred revenue	109	202

Total current liabilities	17,347	26,555

Long-term portion of term loan	—	375
Senior secured convertible notes, net of discount of $383 and $1,533, respectively	4,630	4,017
Deferred income taxes	480	347

Total liabilities	22,457	31,294

Commitments, contingencies and subsequent events

Stockholders’ equity (deficit):
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 23,294 and 23,038 at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	125,076	124,249
Accumulated deficit	(109,465)	(103,964)

Stockholders’ equity	15,611	20,285

Total liabilities and stockholders’ equity	$38,068	$51,579

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2014	2013
Revenue	$83,120	$94,396

Operating Expenses:
Cost of revenues	63,580	68,541
Sales and marketing	7,984	10,029
General and administrative	10,708	13,633
Research and development	5,677	6,554
Amortization of intangibles	688	912
Income from settlement of patent licensing	(700)	—

Total operating expenses	87,937	99,669

Operating income (loss)	(4,817)	(5,273)

Interest and other income (expense), net	(2,183)	(2,321)
Change in fair value of conversion option and warrant liability	918	1,100

Income (loss) from continuing operations before income taxes	(6,082)	(6,494)

Provision for income taxes	129	139

Net income (loss) from continuing operations	(6,211)	(6,633)

Income (loss) from discontinued operations (net of taxes)	710	(3,729)

Net income (loss)	$(5,501)	$(10,362)

Per share data:

Basic net income (loss) per share from continuing operations	$(0.27)	$(0.29)

Basic net income (loss) per share from discontinued operations	$0.03	$(0.16)

Basic net income (loss) per share	$(0.24)	$(0.45)

Diluted net income (loss) per share from continuing operations	$(0.27)	$(0.29)

Diluted net income (loss) per share from discontinued operations	$0.03	$(0.16)

Diluted net income (loss) per share	$(0.24)	$(0.45)

Basic weighted average shares outstanding	23,243	22,862
Diluted weighted average shares outstanding	23,243	22,862

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	22,172	$—	—	$—	$122,036	$(93,602)	$28,434

Common stock issued for exercise of options	17	—	—	—	26	—	26
Common stock issued for restricted stock	418	—	—	—	—	—	—
Stock based compensation	—	—	—	—	1,638	—	1,638
Loss on exchange of warrants	431	—	—	—	723	—	723
Financing costs	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	(10,362)	(10,362)

Balance at December 31, 2013	23,038	—	—	—	124,249	(103,964)	20,285

Common stock issued for exercise of options	67	—	—	—	106	—	106
Common stock issued for restricted stock	189	—	—	—	—	—	—
Stock based compensation	—	—	—	—	767	—	767
Financing costs	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	(5,501)	(5,501)

Balance at December 31, 2014	23,294	$—	—	$—	$125,076	$(109,465)	$15,611

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,501)	$(10,362)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,572	5,077
Provision for doubtful accounts	855	2,330
Stock-based compensation expense	767	1,638
Non-cash interest expense	1,150	649
Loss on exchange of warrants	—	723
Change in fair value of conversion option and warrant liability	(918)	(1,100)
Deferred income taxes	133	130
Impairment of goodwill and intangible assets	—	3,051
Changes in operating assets and liabilities:
Accounts receivable	8,017	(7,078)
Note receivable	—	319
Long-term receivable	—	(137)
Prepaid expenses and other	508	51
Other non-current assets	—	(14)
Accounts payable and accrued liabilities	(4,775)	5,927
Deferred revenue	(93)	(1)

Net cash provided by operating activities	4,715	1,203

Cash flows from investing activities:
Capital expenditures	(3,462)	(3,580)
Decrease in restricted cash	—	42
Proceeds from escrow payout	390	—

Net cash used in investing activities	(3,072)	(3,538)

Cash flows from financing activities:
Proceeds from the exercise of options	106	5
Proceeds from issuance of senior secrued convertible notes and warrants	—	5,000
Proceeds from the issuance of common stock	—	20
(Payments) proceeds from revolving credit facility, net	(2,459)	342
Payment of term loan	(1,875)	(1,125)
Payment of financing related costs	(46)	(534)

Net cash (used in) provided by financing activities	(4,274)	3,708

Net increase (decrease) in cash	(2,631)	1,373
Cash, beginning of year	5,069	3,696

Cash, end of year	$2,438	$5,069

Supplemental cash flow information:
Interest paid	$729	$626

Income taxes paid	$7	$7

Non-cash financing activities:
Derivative liabilities recorded in connection with the issuance of senior secured convertible notes	$—	$2,182

The accompanying notes are an integral part of the consolidated financial statements.

LOCAL CORPORATION

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

Local Corporation (the “Company”) is a leading local advertising technology company that provides its search results to consumers who are searching online for local businesses, products and services. The Company’s search results consist primarily of local business listings and product listings that it aggregates, indexes, normalizes and syndicates using its sophisticated technology platforms. The Company provides its search results through its flagship Local.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of websites that rely on its search syndication services to provide local search results to their own users (“Network”). The Company generates revenue from a variety of ad units it places alongside its search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

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

Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. The Company reclassified the escrow receivable and conversion option liability of $390,000 and $550,000, respectively as of December 31, 2013 from non-current to current. This reclassification increased 2013 working capital by $940,000. These reclassifications had no effect on previously reported net income (loss), equity or cash flow from operations.

Future Operations, Liquidity and Capital Resources

The Company has experienced substantial net losses from operations for the years ended December 31, 2014 and 2013, totaling $5.5 million and $10.4 million, respectively. As of December 31, 2014, the Company had a working capital deficit of $6.0 million, which included $4.9 million relating to the line of credit with Square 1 Bank. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s future is highly dependent on its ability to monetize its search traffic at a profit and its ultimate return to profitability.

Although the Company has been able to generate positive cash flows from operations of $4.7 million during the year ended December 31, 2014, the decrease in the Company’s revenue during the second half of fiscal 2014 resulted in a decrease in the Company’s borrowing base on the Square 1 Bank line of credit. As a result, the Company was required to make payments on the line of credit with Square 1 Bank of approximately $4.3 million during the second half of fiscal 2014.

The Company also continues to focus on generating new revenue streams through various initiatives. However, if our revenue does not grow, we may continue to experience losses in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition. The Company continues to evaluate its operating plan and manage its costs in line with estimated revenues and has recently undertaken cost reductions to better manage its costs in light of recent revenue trends.

On March 9, 2015, the Company entered into multiple financing agreements, resulting in additional cash flow to the Company of approximately $3.0 million and extended the due date of repayments. See Note 15 – Subsequent Events.

Subsequent to the year ended December 31, 2014, the Company had a reduction in workforce, reducing the amount of employees from 70 as of December 31, 2014 to 60.

Discontinued Operations

As a result of the Company’s decision to sell all of the assets and liabilities relating to its Spreebird business in 2013, the Company has presented all related historical financial information as it relates to this business as “discontinued operations” in the accompanying consolidated statements of operations. In addition, all related activities have been excluded from footnote disclosures unless specifically referenced.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for allowance for doubtful accounts, reserve for long term receivable, impairment of goodwill, intangible assets and long-lived assets, capitalization of web development cost, tax provision, including estimates related to recovery of deferred tax assets and uncertain tax obligations and share-based compensation.

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

The Company evaluates whether it is appropriate to record the gross amount of sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price. The Company generally records the net amounts as revenue earned if it is not primarily obligated and does not have latitude in establishing prices. Such amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two. All revenue is recognized on a gross basis.

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing paid-search services, and payment processing fees (credit cards). The Company advertises on large search engine websites such as

Google, Yahoo, and Microsoft/Bing, as well as other search engine websites, by bidding on certain keywords the Company believes will drive traffic to its O&O websites. During the year ended December 31, 2014, approximately 76% of overall traffic was purchased from other search engine websites. During the year ended December 31, 2014, advertising costs to drive consumers to the Local.com website were $36.4 million of which $28.6 million and $5.1 million was attributable to Google and Yahoo, respectively. During the year ended December 31, 2013, approximately 57% of overall traffic was purchased from other search engine websites. During the year ended December 31, 2013, advertising costs to drive consumers to the Local.com website were $35.9 million of which $27.4 million and $6.1 million was attributable to Google and Yahoo, respectively.

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

Calculating stock-based compensation expense requires the input of assumptions, including the expected term of the stock options, stock price volatility, pre-vesting forfeiture rate of stock awards and in the case of restricted stock units, the fair market values of the underlying stock on the dates of grant. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes are representative of future behavior. The Company estimates the volatility of common stock on the date of grant based on the historical market activity of the Company’s stock. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, The Company is required to estimate the expected pre-vesting award forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of stock-based awards that are granted and cancelled before vesting. If actual forfeiture rate is materially different from the original estimate, the stock-based compensation expense could be significantly different from what the Company recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 12—Stockholders’ Equity for additional information.

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

Refunds

Refunds of any remaining deposits paid by direct advertisers are available to those advertisers upon written request submitted between 30 and 90 days from the date of deposit and included in deferred revenue in the accompanying consolidated balance sheets.

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

During the fourth quarter of 2013, the Company reserved $1.7 million of its long-term receivable. The reserves were recorded in general and administrative expenses in the accompanying consolidated statements of operations. The long-term receivable relates to the Company’s remaining LEC receivables. The Company has determined that the collection of the remaining LEC receivable is doubtful, and therefore the Company has fully reserved for the LEC receivable balance as of December 31, 2014 and 2013.

Certain Risks and Concentrations

The Company’s revenues are principally derived in the U.S. from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, long term receivable and revolving line of credit. Accounts receivable are typically unsecured and are derived from revenues earned from customers located in the U.S. Most advertisers and network partners are in the Internet industry. The Company performs ongoing evaluations to determine customer credit and the Company limits the amount of credit it extends, but generally the Company does not require collateral from its customers. The Company maintains reserves for estimated credit losses and these losses have generally been within our expectations. The Company has two customers that each represents more than 10% of total revenue. The following table identified our major partners that represented greater than 10% of total revenue in the periods presented:

	Percentage of Total Revenue
	Years Ended December 31,
Customer	2014	2013
Yahoo! Inc.	43%	46%
Google Inc.	31%	26%

As of December 31, 2014 and 2013, two customers represented 57% and 60%, respectively, of the Company’s total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so. The loss of either of these two customers will have a material adverse effect on the business and operations of the Company.

The Company is exposed to the risk of fluctuation in interest rates on the revolving line of credit. During 2014, the Company did not use interest rate swaps or other types of derivative financial instruments to hedge interest rate risk. See Note 8 – Credit Facilities.

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

Website Development Costs and Computer Software Developed for Internal Use

U.S. GAAP guidance regarding accounting for the costs of computer software developed or obtained for internal use requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP guidance regarding accounting for website development costs requires that costs incurred in the preliminary project and operating stage of website development be expensed as incurred and that certain costs incurred in the development stage of website development be capitalized and amortized over the estimated useful life. Capitalized website development costs, including internally developed software, are included in property and equipment, net.

Intangible Assets

Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis over two to four years. Indefinite lived intangible assets relate to domain names owned by the Company.

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

The Company performed its annual impairment analysis as of December 31, 2014 and 2013, and determined that the estimated fair value of the reporting unit exceeded its carrying value and therefore no impairment existed. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

The fair values of warrants were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	As of December 31, 2014	As of December 31, 2013
Risk-free interest rate	1.10%	1.75%
Actual lives (in years)	3.25 years	4.2 years
Expected dividend yield	None	None
Expected volatility	54.66%	65.11%

The fair values of the conversion option were estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	As of December 31, 2014	As of December 31, 2013
Risk-free interest rate	0.04%	0.13%
Expected lives (in years)	0.25 years	1.2 years
Expected dividend yield	None	None
Expected volatility	68.58%	50.75%

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

Recent Accounting Pronouncements

In April 2014, the FASB issued guidance that provides a narrower definition of discontinued operations than under previous guidance. It requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are to be reported in the financial statements as discontinued operations. It also provides guidance on the financial statement presentations and disclosures of discontinued operations. This guidance is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The impact of this guidance is dependent on whether or not future disposals occur.

In May 2014, the FASB issued guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In June 2014, the FASB issued guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

In August 2014, the FASB issued guidance on presentation of financial statements – going concern, which applies to all companies. It requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Upon adoption, the Company will use this guidance to assess going concern.

In November 2014, the FASB issued guidance on hybrid financial instruments. The guidance does not change the current criteria for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the provisions of this guidance and the potential impact, if any, on its consolidated financial position, results of operations and disclosures.

2.	Discontinued Operations

As a result of the decision by the Company to sell all of the assets related to the Spreebird business in 2013, the results of operations relating to this business have been presented in discontinued operations in the consolidated statements of operations for all periods presented.

Revenue and pretax income (loss) related to discontinued operations are as follows: (in thousands):

	Years ended December 31,
	2014	2013
Revenue	$—	$551

Pretax income (loss)	$710	$(3,729)
Provision (benefit) for income taxes	—	—

Income (loss) from discontinued operations (net of taxes)	$710	$(3,729)

3.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(5,490)	$133	4	$5,623	$(4,855)	$768	4
Non-compete agreements	—	—	—	2	83	(83)	—	2
Customer-related	1,240	(1,239)	1	4	1,240	(1,237)	3	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names - indefinite life	1,601	—	1,601		1,601	—	1,601
Trademarks and Trade Name	700	(683)	17	4	700	(633)	67	4

	$9,595	$(7,843)	$1,752		$9,678	$(7,239)	$2,439

The estimated total amortization expense for intangible assets over the next five years is as follows (in thousands):

Amortization Expense
For the years ending December 31,
2015	$151

Total	$151

4.	Website development costs and computer software developed for internal use

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

The following table sets forth the additional capitalized website development costs and the amortization of capitalized website development costs for the period indicated (in thousands):

	Years Ended December 31,
	2014	2013
Additional capitalized website development costs	$1,980	$2,719
Amortization of capitalized website development costs	$(2,634)	$(2,742)

5.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the periods. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the treasury stock method for options and warrants.

For the year ended December 31, 2014, potentially dilutive securities, which consist of options to purchase 4,480,856 shares of common stock at prices ranging from $1.17 to $16.59 warrants to purchase 746,268 shares of common stock at a price of $2.01 and a conversion option to purchase 2,487,562 shares of common stock at a price of $2.01, were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

For the year ended December 31, 2013, potentially dilutive securities, which consist of options to purchase 3,375,473 shares of common stock at prices ranging from $1.41 to $16.59, warrants to purchase 766,268 shares of common stock at prices ranging from $2.01 and a conversion option to purchase 2,487,562 shares of common stock at a price of $2.01, to $2.87 were not included in the computation of diluted net income per share because such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013
Numerator:
Net income (loss) per share from continuing operations	$(6,211)	$(6,633)

Net income (loss) per share from discontinued operations	$710	$(3,729)

Net income (loss)	$(5,501)	$(10,362)

Denominator:
Denominator for historical basic calculation weighted average shares	23,243	22,862
Dilutive common stock equivalents:
Options	—	—
Warrants	—	—

Denominator for historical diluted calculation weighted average shares	23,243	22,862

Net loss per share:

Basic net income (loss) per share from continuing operations	$(0.27)	$(0.29)

Basic net income (loss) per share from discontinued operations	$0.03	$(0.16)

Basic net income (loss) per share	$(0.24)	$(0.45)

Diluted net income (loss) per share from continuing operations	$(0.27)	$(0.29)

Diluted net income (loss) per share from discontinued operations	$0.03	$(0.16)

Diluted net income (loss) per share	$(0.24)	$(0.45)

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Furniture and fixtures	$993	$981
Office equipment	549	529
Computer equipment	4,782	3,772
Computer software	16,687	14,277
Leasehold improvements	916	905

	23,927	20,464
Less accumulated depreciation and amortization	(18,277)	(14,391)

Property and equipment, net	$5,650	$6,073

Depreciation and amortization of property and equipment totaled $3.9 million in 2014 and 2013, respectively.

7.	Interest and Other Income, net

Interest and other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2014	2013

Interest income	$—	$12
Interest expense	(2,183)	(2,333)

Interest and other income (expense), net	$(2,183)	$(2,321)

8.	Credit Facilities

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

The Company must meet certain financial covenants during the term of the Facility, which included certain Adjusted EBITDA covenants, as defined, in the Agreement and amendments to the Agreement (such Adjusted EBITDA amounts are for financial covenant purposes only, and do not represent projections of the Company’s financial results). As of December 31, 2014, the Company was in compliance with all of its financial covenants. The Eighth Amendment to the Loan Agreement removed the financial covenant that required the Company to maintain a minimum liquidity ratio.

At December 31, 2014, the Company had a total of $4.9 million outstanding under the Facility with no amount available to draw upon.

On March 9, 2015, the Company entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase the Company’s eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $10.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over thirty days. The all-in interest cost to us under the Fast Pay Agreement will not exceed the limit on our permitted senior indebtedness under the Notes. The Company will be obligated to repurchase accounts remaining uncollected after a specified deadline, and Fast Pay will generally have full recourse against the Company in the event of nonpayment of any purchased accounts. The Company’s obligations under the credit facility are secured by substantially all of the Company’s assets.

9.	Senior secured convertible notes

On April 10, 2013, the Company entered into a Convertible Note and Warrant Purchase Agreement (“Agreement”) with two investors. Pursuant to this agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“7% Notes”) and warrants to purchase shares of the Company’s common stock. Interest is payable quarterly in cash or registered shares of the Company’s common stock at the Company’s option. Stock payments will be at a 7% discount to the lower of the closing price on the trading day immediately preceding or the average of the daily Volume Weighted Average Price (“VWAP”) for the 20 trading days preceding the payment date. The 7% Notes are secured by the Company’s assets and are due on April 10, 2015. Each 7% Note holder has the right, at any time, to convert their Note into shares of the Company’s common stock at an initial conversion ratio of one share of common stock for each $2.01 of principal amount of their note. The Company has the option to force conversion of all or part of the 7% Notes provided the Company’s common stock price exceeds 200% of the conversion price for 90 consecutive trading days.

The Company determined that the conversion option should be bifurcated and accounted for as a derivative liability. Using the Black-Scholes valuation model the Company determined the fair value of the conversion option liability to be $1.4 million at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 746,268 shares of common stock at an exercise price of $2.01 per share that expire five years from the date of issuance. The warrants were required to be recorded as a liability. The fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $768,000. The fair value of the conversion option and warrant liability was recorded as convertible debt discount and is amortizing into interest expense over the life of the notes using the effective interest rate method. The conversion option liability and warrant liability are recorded at fair value each reporting period with changes in the fair value recorded in the consolidated statements of operations. The fair value of the conversion option liability was $13,000 and $550,000 as of December 31, 2014 and 2013, respectively, and included in the 7% Notes in the accompanying consolidated balance sheets. The fair value of the warrant liability was $156,000 and $537,000 at December 31, 2014 and 2013, respectively.

The 7% Notes are subordinate to the Square 1 Bank revolving line of credit.

In connection with the issuance of the 7% Notes, the Company paid $356,000 in cash for placement agent fees of which $127,500 was paid to a director of the Company. The Company also incurred legal and other consulting fees totaling $244,000 related to the issuance of the 7% Notes. Fees related to the issuance of the 7% Notes are recorded in prepaid expenses and are amortized into interest expense over the life of the 7% Notes, using the effective interest method.

Future maturities of debt as of December 31, 2014, which include the 7% convertible notes and the Formula Revolving Line with Square 1 Bank, are shown in the following table, net of debt discount:

Debt payments
For the year ending December 31,
2015	$9,883
Plus conversion option liability	13
Less debt discount	(383)

Total	$9,513

On March 9, 2015, the Company entered into a Securities Purchase Agreement relating to the sale and issuance of Senior Convertible Notes, comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share (collectively “the Notes”). Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume weighted average price. The Company will issue the Partially Liquidating Debentures pursuant to its effective shelf registration statement. The Company has agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. The Company used a portion of the proceeds to repay its outstanding 7% Convertible Notes due April 2015 and associated fees.

10.	Income Taxes

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years ended December 31,
	2014	2013

Current:
State	$(4)	$9

Total current	(4)	9

Deferred:
Federal	133	130

Total deferred	133	130

Total provision for income taxes	$129	$139

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Years ended December 31,
	2014	2013

Statutory federal tax rate	34%	34%
Change in fair value of derivatives	6	4
Stock option grants	(3)	(2)
Goodwill impairment	—	(9)
Non-cash interest expense	—	(2)
Loss on exchange of warrants	—	(2)
Change in valuation allowance	(39)	(24)

	(2)%	(1)%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

	Years ended December 31,
	2014	2013

Deferred income tax assets:
Net operating loss carryforwards	$34,645	$31,619
Research and development credits	1,650	1,059
Acquired intangibles	2,573	2,934
Share based compensation	2,438	2,479
Accrued expenses	559	682
Other reserves	1,688	1,698

Gross deferred tax assets	43,553	40,471
Valuation allowance	(40,146)	(37,089)

	3,407	3,382

Deferred income tax liabilities:
Deferred state taxes	(2,676)	(2,344)
Fixed assets/depreciation	(1,398)	(1,576)

Gross deferred tax liabilities	(4,074)	(3,920)

Net deferred tax assets (liabilities)	$(667)	$(538)

The current portion of net deferred tax liability is included in other accrued liabilities in the accompanying consolidated balance sheets.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined it is more likely than not that the assets will not be realized. Due to uncertainties surrounding the realizability of the deferred tax assets, the Company continues to maintain a full valuation allowance against its deferred tax assets at December 31, 2014. The current portion of the deferred tax liabilities is included in other accrued liabilities in the accompanying consolidated balance sheets.

At December 31, 2014, the Company had federal and state income tax net operating loss carryforwards of approximately $81.6 million and $78 million, respectively. The federal and state net operating loss carryforwards will expire through 2034 unless previously utilized. Under Section 382 of Internal Revenue Code, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its post-change income may be limited. The Company performed a Section 382 study during the fourth quarter of 2010 and determined that it has more likely than not undergone five ownership changes as described in IRC Section 382. The latest ownership change occurred in December 2004. However, due to the relatively large annual limitations based on the value of the Company, the identified ownership changes had no material impact to the amount of net operating losses that can be carried forward to the future years. The Company is currently performing a Section 382 analysis update and the related deferred tax assets may need to be adjusted. In 2011, the Company acquired approximately $11.8 million of federal and state net operating losses through the two stock acquisitions. No formal Section 382 analysis has been performed with respect to the acquired net operating losses. Any future ownership change may impact the Company’s ability to utilize the net operating loss carryforwards in a future year.

U.S. GAAP guidance regarding accounting for uncertainty in income taxes defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2014, the Company had total unrecognized tax benefits of approximately $1.8 million. If fully recognized, the total unrecognized tax benefit of approximately $1.8 million would impact the Company’s effective tax rate.

A roll forward of the activity in the gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit
Balance at January 1, 2013	$1,395

Additions during the prior year	42

Balance at December 31, 2013	$1,437

Additions during the current year	354

Balance at December 31, 2014	$1,791

The Company does not anticipate that any material change in the total amount of unrecognized tax benefits will occur within the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2014 and 2013, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2014 and 2013, since the unrecognized tax benefits do not result in a material tax liability.

The Company is subject to taxation in the United States and state jurisdictions of which 2011 and forward is open for the examination by the United States and 2010 and forward is subject to examination by state taxing authorities as applicable.

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

Lease Commitments

The Company leases office space under operating lease agreements that expire on various dates through July 2015. The future minimum lease payments under non-cancelable operating leases at December 31, 2014, are as follows (in thousands):

Operating Leases

Year ending December 31,
2015	317

Total minimum lease payments	$317

The Company recognizes rent expense on a straight-line basis over the life of the operating lease as the lease contains a fixed escalation rent clause. Rent expense for the years ended December 31, 2014 and 2013 was $322,000 and $438,000, respectively. Rent expense is net of sublease income of $97,000 and $41,000 for the years ended December 31, 2014 and 2013, respectively.

401(k) Plan

The Company maintains a 401(k) plan for eligible employees. Employees become eligible to participate in the plan at the beginning of each calendar quarter (January, April, July, October) following their hire date. Employees may contribute amounts ranging from 1% to 15% or their annual salary, up to maximum limits set by the Internal Revenue Service. The Company may make matching contributions at its discretion. Employees immediately vest 100% of their own contributions and 20% of matching contributions for each year of service. For the plan years ended December 31, 2014 and 2013, the Company made no discretionary matching contributions.

Employment Agreements

The Company has signed employment agreements with its executive officers and certain key employees. The agreements provide for the payments of annual salaries totaling $2.0 million and annual bonuses of up to $50,000, in the aggregate, based upon current salaries.

Legal Proceedings

On June 18, 2012, the Company filed a lawsuit against Fry’s Electronics, Inc. (“Fry’s”) alleging that Fry’s violated a patent of the Company relating to methods and systems for dynamic networked commerce architecture. The Company settled with Fry’s on August 29, 2014 and Fry’s licensed the Company’s patent. The Company received a one-time patent license fee of $700,000 in August 2014 related to prior infringement of the Company’s patent.

On April 24, 2014, a lawsuit was filed against the Company by Shopping Cheapest, LLC, a purported UK limited liability company (“Shopping Cheapest”) and subsequently dismissed. On November 3, 2014, an individual related to Shopping Cheapest filed a lawsuit alleging that the Company breached its contract with Shopping Cheapest and seeks an award of damages of approximately $1.1 million plus attorney fees. We do not believe this lawsuit has any merit and intend to vigorously defend ourselves.

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

See Note 9 - Senior secured convertible notes footnote, relating to warrants issued in the second quarter fiscal 2013 as part of the issuance of the senior secured convertible notes. Also see Note 15 – subsequent events footnote, relating to warrants issued subsequent to the year ended December 31, 2014.

Warrants

Warrant activity for the years ended December 31, 2013 and 2014 was as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2013	1,238,660	$7.05

Expired	(603,580)	2.10
Exchanged	(615,080)	7.02
Issued	746,268	2.01

Outstanding and exercisable at December 31, 2013	766,268	2.03
Expired	(20,000)	2.87

Outstanding and exercisable at December 31, 2014	746,268	$2.01

The weighted average fair value at grant date of the warrants granted during the year ended December 31, 2013 was $2.01. No warrants were issued during the year ended December 31, 2014.

The following table summarizes information regarding warrants outstanding and exercisable at December 31, 2014:

	Warrants Outstanding and Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.01	746,268	3.3 years	$2.01

	746,268	3.3 years	2.01

Stockholder Rights Plan

On October 14, 2008, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”). Under the Rights Plan, a right to purchase 1/1000th of a share of the Company’s Series A Participating Preferred

Stock, at an exercise price of $10.00, were distributed for each share of common stock held of record as of the close of business on October 22, 2008. The rights will automatically trade with the Company’s underlying common stock and no separate preferred stock purchase rights certificates will be distributed. The right to acquire preferred stock is not immediately exercisable and will become exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the common stock. If any person becomes a 15 percent or more stockholder, each right (subject to certain limitations) will entitle its holder to purchase, at the rights’ then-current exercise price, a number of the Company’s common shares or of the acquirer having a market value at the time of twice the right’s per share exercise price. If the exercise price is not adjusted, such holders would be able to purchase $20 worth of common stock for $10.

The Board of Directors may redeem the rights for $0.01 per right at any time on or before the fifth day following the acquisition by a person becoming a 15 percent stockholder. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on October 15, 2018.

Stock Plans

In March 2000, the Company adopted the 2000 Equity Incentive Plan (“2000 Plan”). The 2000 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 2000 Plan, of which 13,697 were outstanding and zero were available for future grant at December 31, 2014.

In January 2004, the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”), in August 2004, the Company amended the 2004 Plan and in September 2004, the stockholders approved the 2004 Plan, as amended. The 2004 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 600,000 shares for issuance under the 2004 Plan, of which 155,105 were outstanding and zero were available for future grant at December 31, 2014.

In August 2005, the Company adopted and the stockholders approved the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Prior to 2006, 25% of the options were available for exercise at the end of nine months, while the remainder of the grant was exercisable ratably over the next 27 month period, provided the optionee remained in service to the Company. For options granted in 2006 and thereafter, 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2005 Plan, of which 326,386 were outstanding and zero were available for future grant at December 31, 2014.

In August 2007, the Company adopted and the stockholders approved the 2007 Equity Incentive Plan (“2007 Plan”). The 2007 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 1,000,000 shares for issuance under the 2007 Plan, of which 516,479 were outstanding and zero were available for future grant at December 31, 2014.

In June 2008, the Company adopted and the stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”). In April 2009, the Company amended the 2008 Plan and in August 2009, the stockholders approved the 2008 Plan, as amended. The 2008 Plan provides for the grant of non-qualified and incentive stock options to employees, directors and consultants of options to purchase shares of the Company’s common stock. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. 33.33% of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next 8 quarters, provided the optionee remains in service to the Company. The options generally expire ten years from the date of grant. The Company has reserved 3,000,000 shares for issuance under the 2008 Plan, of which 1,065,040 were outstanding and zero were available for future grant at December 31, 2014.

In April 2011, the Company’s Board of Directors adopted, and in August 2011, the Company’s stockholders approved the 2011 Omnibus Incentive Plan (“2011 Plan”). In May 2012, the Company amended the 2011 Plan and in August 2012, the stockholders approved the 2011 Plan, as amended. The 2011 Plan provides for the grant of non-qualified and incentive stock options to purchase shares of the Company’s common stock, the grant of restricted stock units (“RSU”) and performance stock units (“PSU”) to employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Stock option grants generally vest 33.33% and are available for exercise on the one year anniversary of the date of grant, and the remainder of the grant vests and is exercisable ratably over the next 8 quarters, provided the optionee remains in service. The options generally expire seven years from the date of grant. RSU grants vest 33.33% on January 1 after the one year anniversary from the date of grant, 33.33% on January 1 after the second year anniversary from the date of grant and 33.34% on January 1 after the third anniversary from the date of grant. The Company has reserved 3,741,817 shares for issuance under the 2011 Plan, of which 2,404,149 were outstanding and 589,944 were available for future grant at December 31, 2014. In determining the number available for future grants under the 2011 Plan, RSUs and PSUs issued are equivalent to 1.41 stock options.

Stock option activity under the plans for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2013	4,048,461	$4.07
Granted	158,900	1.78
Exercised (1)	(16,908)	1.50
Canceled	(814,980)	3.30

Outstanding at December 31, 2013	3,375,473	4.17
Granted	1,936,171	1.61
Exercised (1)	(67,359)	1.57
Canceled	(763,429)	2.93

Outstanding at December 31, 2014	4,480,856	$3.31	4.1	$—

Vested and expected to vest at December 31, 2014 (2)	3,020,036	$4.12	3.0	$—

Exercisable at December 31, 2014	3,020,036	$4.12	3.0	$—

(1)	The Company’s current practice is to issue new shares to satisfy stock option exercises.
(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted-average fair value at grant date for the options granted during the years ended December 31, 2014 and 2013 was $0.78, and $1.05 per option, respectively.

The aggregate intrinsic value of all options exercised during the years ended December 31, 2014 and 2013 was $20,969 and $4,000, respectively.

The total fair value of options vested during the years ended December 31, 2014 and 2013 was $710,000 and $1.5 million, respectively.

Restricted stock unit activity under the 2011 Omnibus Plan for the year ended December 31, 2014 and 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2013	349,214	$2.29
Granted	320,419	2.09
Vested	(300,420)	1.03
Cancelled	(121,358)	2.28

Unvested at December 31, 2013	247,855	2.14
Granted	—	—
Vested	(214,704)	2.12
Cancelled	(12,034)	2.29

Unvested at December 31, 2014	21,117	$2.29

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

Total stock-based compensation expense recognized in continuing operations for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share amount):

	Years ended December 31,
	2014	2013

Cost of revenues	$45	$104
Sales and marketing	92	392
General and administrative	562	892
Research and development	68	231

Total stock-based compensation expense	$767	$1,619

Net stock-based compensation expense impact on income (loss) per share:
Basic	$0.03	$0.07

Diluted	$0.03	$0.07

The fair values of employee stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2014	2013
Risk-free interest rate	1.04%	0.66%
Expected lives (in years)	3.5	4.5
Expected dividend yield	None	None
Expected volatility	67.80%	77.35%

As of December 31, 2014, there was $584,000 of unrecognized stock-based compensation expense related to outstanding stock options and unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 1.30 years. The stock-based compensation expense for these awards will be different if the actual forfeiture rate is different from the forecasted rate.

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

U.S. GAAP guidance regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Years ended December 31,
	2014	2013
Revenue by geographic region:
United States	$83,120	$94,396

Revenue by product:
Pay-Per-Click (PPC)	$66,241	$78,471
Subscription Advertising Products	222	826
Domain Sales and Services	151	251
Lead Generation	417	292
Display and Banner Advertising Services	16,089	14,556

Total revenue	$83,120	$94,396

14.	Fair Value Measurement of Assets and Liabilities

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

Description	As of December 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$156	$156

Convertible option liability	$13	$13

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Description	As of December 31, 2013	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$537	$537

Convertible option liability	$550	$550

As of December 31, 2014, conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as stock price, risk-free interest rates and expected volatility.

The following table presents a reconciliation for warrant and conversion option liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

	Warrant	Conversion option
Balance at January 1, 2013	$5	$—
Cancellations	(5)	—
Issuances	768	1,414
Change in fair value	(231)	(864)

Balance at December 31, 2013	537	550
Change in fair value	(381)	(537)

Balance at December 31, 2014	$156	$13

15.	Subsequent Events

On March 9, 2015, the Company entered into a Securities Purchase Agreement relating to the sale and issuance of Senior Convertible Notes, comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share. Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume weighted average price. The Company will issue the Partially Liquidating Debentures pursuant to its effective shelf registration statement. The Company has agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. The Company used a portion of the proceeds to repay its outstanding 7% Notes due April 2015 and associated fees.

On March 9, 2015, the Company entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase the Company’s eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $10.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over thirty days. The all-in interest cost to the Company under the Fast Pay Agreement will not exceed the limit on the Company’s permitted senior indebtedness under the Series A and Series B Notes. The Company will be obligated to repurchase accounts remaining uncollected after a specified deadline, and Fast Pay will generally have full recourse against the Company in the event of nonpayment of any purchased accounts. The Fast Pay Agreement has an initial term ending April 9, 2016, automatically renewing for successive one year terms thereafter. The Company’s obligations under the credit facility are secured by substantially all of the Company’s assets.

Schedule II – Valuation and Qualifying Accounts

Years ended December 31, 2014 and 2013

	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Accounts receivable, including long-term receivable (in thousands):
Allowance for doubtful accounts
2014	$3,964	$855	$(880)	$3,939
2013	$1,960	$2,330	$(326)	$3,964

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

3.4 (4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6 (6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1 (5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1 (8)#	2011 Omnibus Incentive Plan., as amended.

10.2 (7)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.4 (10)#	Description of material Terms of the Registrant’s Bonus Program as of January 16, 2013.

10.5 (10)#	Description of material Terms of the Registrant’s Retention Program as of January 16, 2013.

10.6 (11)	Fourth Amendment dated January 30, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.7 (12)	Form of Repricing Letter.

10.8 (13)	Fifth Amendment dated February 13, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.9 (14)	Sixth Amendment dated March 28, 2013, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.10 (15)#	Separation and General Release Agreement by and between the Registrant and Peter Hutto dated March 31, 2013.

10.11 (16)	Convertible Note and Warrant Purchase Agreement dated April 10, 2013, by and among the Registrant and certain institutional investors.

10.12 (16)	Form of 7% Convertible Note.

10.13 (16)	Form of Common Stock Purchase Warrant.

10.14 (16)	Form of Investor Rights Agreement.

10.15 (16)	Form of Subsidiary Guarantee.

10.16 (16)	Seventh Amendment, dated April 10, 2013, to Loan and Security Agreement dated August 3, 2011, by and among Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square One Bank.

10.17 (17)	Google, Inc. Advertising Program Terms entered into April 13, 2013.

10.18 (18)+	AOL Advertising Insertion Order dated May 31, 2013, by and between the Registrant and AOL Advertising Inc.

10.19 (19)	Amendment Number Five to Google Services Agreement with an effective date of August 1, 2013, by and between the Registrant and Google Inc.

10.20 (20)+	Dual Distribution Agreement, effective July 1, 2013, by and between the Registrant and Yellowpages.com LLC.

10.21 (21)	Asset Purchase Agreement by and among the Registrant, Screamin Media Group, Inc. and nCrowd, Inc., dated July 22, 2013.

10.22 (22)+	AOL Advertising Insertion Order dated August 7, 2013, by and between the Registrant and AOL Advertising Inc.

10.23 (23)+	Amendment Number Six to Google Services Agreement dated October 3, 2013, by and between the Registrant and Google Inc.

10.24 (24)	Local Network Master Services Agreement, dated October 16, 2013, by and between the Registrant and Allview Networks, LLC.

10.25 (25)	Settlement and Patent License Agreement by and between Registrant and Geotag, Inc. dated November 11, 2013.

10.26 (26)#	Separation and General Release Agreement by and between the Registrant and Heath Clarke dated January 10, 2014.

10.27 (26)	Consulting Services Agreement by and between the Registrant and Heath Clarke dated January 11, 2014.

10.28 (27)	Eighth Amendment, dated March 27, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.29 (26)#	Description of the Material Terms of the Registrant’s Bonus Program as of January 14, 2014.

Exhibit Number	Description

10.30 (28)+	Amendment Number 9 dated March 19, 2014, to Yahoo! Publisher Network Contract, as amended, dated August 30, 2010, by and among the Registrant, Yahoo! Inc., and Yahoo! SARL.

10.31 (29)	Employment Agreement by and between the Registrant and Fred Thiel dated May 7, 2014.

10.32 (29)	Separation Agreement by and between the Registrant and Michael Sawtell dated May 8, 2014.

10.33 (30)	Amendment Number 1 dated May 9, 2014, to Yahoo Publisher Network Contract, dated November 1, 2012, by and among the Registrant, Yahoo! Inc., and Yahoo! EMEA Limited.

10.34 (31)	Ninth Amendment, dated September 2, 2014, to Loan and Security Agreement dated August 3, 2011, by and among the Registrant, Krillion, Inc., Screamin Media Group, Inc. and Square 1 Bank.

10.35 (32)	Securities Purchase Agreement, dated March 9, 2015, between Local Corporation and the Investors named therein.

10.36 (32)	Form of Base Indenture between Local Corporation and U.S. Bank National Association.

10.37 (32)	Form of First Supplemental Indenture and Second Supplemental Indenture.

10.38 (32)	Form of Series A Notes and Series B Notes.

10.39 (32)	Form of Warrant.

10.40 (32)	Form of Registration Rights Agreement.

10.41 (32)	Tenth Amendment, dated March 9, 2015, to Loan and Security Agreement, dated August 3, 2011, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Square 1 Bank.

10.42+*	Financing and Security Agreement by and among the Registrant, Fast Pay Partners LLC, Krillion, Inc. and Screamin Media Group, Inc. dated March 9, 2015.

10.43+*	First Amendment, dated March 9, 2015, to Financing and Security Agreement, dated March 9, 2015, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Fast Pay Partners LLC.

14 (9)	Code of Business Conduct and Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
+	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, Amendment No. 1, filed with the Securities and Exchange Commission on August 11, 2004.
(8)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 31, 2011
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2012.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2013.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2013.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2013.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2013.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2013
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2013.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2013.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2013.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2013.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2013.
(22)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 13, 2013.
(23)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2013.
(24)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2013.

(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2013.
(26)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2014.
(27)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2014.
(28)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2014.
(29)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2014.
(30)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2014.
(31)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2014.
(32)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2015.