Form 10-Q
period 2015-03-31
LOCAL Corp
filed 2015-05-15
CIK 1259550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015 there were 23,306,184 shares of the registrant’s common stock, $0.00001 par value, outstanding.

LOCAL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$2,288	$2,438
Accounts receivable, net of allowances of $589 and $508, respectively	7,400	8,426
Prepaid expenses and other current assets	952	449

Total current assets	10,640	11,313

Property and equipment, net	5,196	5,650
Goodwill	19,281	19,281
Intangible assets, net	1,643	1,752
Long-term receivable, net of allowances of $3,431 and $3,431, respectively	—	—
Deposits	64	72

Total assets	$36,824	$38,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,006	$9,669
Accrued compensation	814	940
Deferred rent	63	116
Other accrued liabilities	1,044	1,474
Short-term portion of senior secured convertible notes	2,433	—
Revolving line of credit	3,184	4,883
Deferred revenue	142	109

Total current liabilities	18,686	17,191

Senior secured convertible notes, net of discount of $3,832 and $383, respectively	4,754	4,630
Warrant liability	1,752	156
Deferred income taxes	480	480

Total liabilities	25,672	22,457

Commitments, contingencies and subsequent events

Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; 10,000 shares authorized; none issued and outstanding for all periods presented	—	—
Common stock, $0.00001 par value; 65,000 shares authorized; issued and outstanding 23,306 and 23,294, respectively	—	—
Additional paid-in capital	125,197	125,076
Accumulated deficit	(114,045)	(109,465)

Stockholders’ equity	11,152	15,611

Total liabilities and stockholders’ equity	$36,824	$38,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$13,087	$26,180

Operating Expenses:
Cost of revenues	11,563	20,405
Sales and marketing	1,687	2,350
General and administrative	1,998	3,318
Research and development	1,257	1,559
Amortization of intangibles	114	225

Total operating expenses	16,619	27,857

Operating loss	(3,532)	(1,677)

Interest and other income (expense), net	(3,616)	(543)
Change in fair value of derivative liabilities	2,568	(334)

Loss before income taxes	(4,580)	(2,554)

Provision for income taxes	—	274

Net loss	$(4,580)	$(2,828)

Per share data:

Basic net loss per share	$(0.20)	$(0.12)

Diluted net loss per share	$(0.20)	$(0.12)

Basic weighted average shares outstanding	23,305	23,225
Diluted weighted average shares outstanding	23,305	23,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,580)	$(2,828)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,041	1,104
Provision for doubtful accounts	115	150
Stock-based compensation expense	125	253
Change in fair value of derivative liabilities	(2,568)	334
Non-cash interest expense	2,403	257
Deferred income taxes	—	274
Changes in operating assets and liabilities:
Accounts receivable	911	(1,071)
Prepaid expenses and other	(16)	256
Other non-current assets	8	—
Accounts payable and accrued liabilities	728	551
Deferred revenue	33	(7)

Net cash used in operating activities	(1,800)	(727)

Cash flows from investing activities:
Capital expenditures	(478)	(940)

Net cash used in investing activities	(478)	(940)

Cash flows from financing activities:
Repayment of senior secured convertible notes	(5,000)	—
Proceeds from the issuance of senior secured convertible notes and warrants	9,318	—
Payment of term loan	—	(1,875)
Payment of financing related costs	(491)	(41)
Proceeds from (payment of) revolving credit facility, net	(1,699)	2,225

Net cash provided by financing activities	2,128	309

Net decrease in cash	(150)	(1,358)
Cash, beginning of the period	2,438	5,069

Cash, end of the period	$2,288	$3,711

Supplemental cash flow information:
Interest paid	$140	$202

Income taxes paid	$—	$—

Non-cash financing activities:
Debt discount recorded in connection with the issuance of senior secured convertible notes	$3,893	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOCAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Summary of Significant Accounting Policies

Nature of operations

Local Corporation (the “Company”) is a local advertising technology company that provides its search results to consumers who are searching online for local businesses, products and services. The Company’s search results consist primarily of local business listings and product listings that it aggregates, indexes, normalizes and syndicates using its sophisticated technology platforms. The Company provides its search results through its flagship Local.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of websites that rely on its search syndication services to provide local search results to their own users (“Network”). The Company generates revenue from a variety of ad units it places alongside its search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

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

Certain comparative prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. The Company reclassified the warrant liability of $156,000, as of December 31, 2014, from current to non-current.

The unaudited interim condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, included herein, have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair presentation.

The consolidated results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in our Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

Future Operations, Liquidity and Capital Resources

The Company has experienced substantial net losses from operations for the three months ended March 31, 2015 and 2014, totaling $4.6 million and $2.8 million, respectively. As of March 31, 2015, the Company had a working capital deficit of $8.0 million, which included $3.2 million relating to the line of credit with Square 1 Bank and $2.4 million related to the short term portion of the senior secured convertible notes.

The Company had negative cash flow from operations of $1.8 million during the three months ended March 31, 2015. The decrease in the Company’s revenue during the first quarter of fiscal 2015 resulted in a decrease in the Company’s ability to borrow on its line of credit with Square 1 Bank. As a result, the Company was required to make payments on the line of credit with Square 1 Bank of approximately $1.7 million during the first quarter of fiscal 2015.

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

On March 9, 2015, the Company entered into multiple financing agreements, resulting in additional net cash flow to the Company of approximately $3.3 million (includes a $1.0 million prepayment penalty) and extended the due date of repayments. See Note 9 — Senior Secured Convertible Notes.

During the first quarter of fiscal 2015, the Company had a reduction in workforce, reducing the amount of employees from 70 as of December 31, 2014 to 60.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, revolving line of credit, accounts payable, the conversion option liability, warrant liability, term loan, and senior secured convertible notes. The carrying amounts of the revolving line of credit approximate its fair values because the interest rate on these instruments fluctuates with market interest rates. The senior secured convertible notes have a fixed interest rate considered to be at market rates and therefore the carrying value also approximates its fair value. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The estimated fair values of the conversion option and warrant liability are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the quoted price of common stock, volatility based on the historical market activity of the Company’s stock, the expected life based on the remaining contractual term of the conversion option and warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ and conversion options’ contractual life. The Company has engaged a valuation specialist to determine the fair value of the conversion option and warrant liabilities using the lattice-based model. While the valuation is in progress, the Company will use the Black-Scholes valuation model to estimate the fair value.

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

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that the Company makes to its network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to its O&O websites, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. The Company advertises on large search engine websites such as Google, Inc. (“Google), Yahoo!, Inc. (“Yahoo”), and Microsoft Inc./Bing (“Microsoft”), as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to its O&O websites. During the three months ended March 31, 2015 and 2014, approximately 66% and 76% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2015, advertising costs to drive consumers to our Local.com website were $7.5 million of which $6.0 million and $1.5 million were attributable to Google and Yahoo, respectively. During the three months ended March 31, 2014, advertising costs to drive consumers to our Local.com website were $9.4 million of which $7.5 million and $1.3 million were attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

2. Intangible assets

Intangible assets, net, consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and impairment	Net Carrying Amount	Weighted Average Useful Life
				(years)				(years)
Developed technology	$5,623	$(5,590)	$33	4	$5,623	$(5,490)	$133	4
Customer-related	1,240	(1,240)	—	4	1,240	(1,239)	1	4
Patents	431	(431)	—	3	431	(431)	—	3
Domain names — indefinite life	1,606	—	1,606		1,601	—	1,601
Trademarks and Trade Name	700	(696)	4	4	700	(683)	17	4

	$9,600	$(7,957)	$1,643		$9,595	$(7,843)	$1,752

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

The Company performs annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, the Company either performs a qualitative assessment or compares the fair value of related assets to the carrying value to determine if there is impairment. The Company’s indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, the Company compares future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. The Company determined that the decrease in revenue could be considered a potential indicator of impairment and therefore performed an impairment review of goodwill as of March 31, 2015. After comparing the Company’s carrying value to its current market capitalization it was determined that the estimated fair value of the reporting unit still exceeds its carrying value and therefore no impairment existed.

4. Website development costs and computer software developed for internal use

U.S. GAAP requires that development costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. U.S. GAAP further requires that costs incurred in the preliminary project and operating stage of web site development be expensed as incurred and that certain costs incurred in the development stage of web site development be capitalized and amortized over its useful life. During the three months ended March 31, 2015, the Company capitalized $433,000 related to web site development. Amortization of capitalized web site costs was $613,000 for the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company capitalized $565,000 related to web site development. Amortization of capitalized web site costs was $607,000 for the three months ended March 31, 2014. Capitalized web site costs are included in property and equipment, net on the accompanying condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$(4,580)	$(2,828)

Denominator:
Denominator for historical basic calculation weighted average shares	23,305	23,225
Dilutive common stock equivalents *:
Options	—	—
Warrants	—	—

Denominator for historical diluted calculation weighted average shares	23,305	23,225

Net loss per share:

Basic net income (loss) per share	$(0.20)	$(0.12)

Diluted net income (loss) per share	$(0.20)	$(0.12)

*	For the three months ended March 31, 2015, potentially dilutive securities, which consist of options to purchase 3,924,690 shares of common stock at prices ranging from $0.46 to $9.90 per share, warrants to purchase 8,729,888 shares of common stock at a price of $0.65 to $1.47 per share and conversion options to purchase 14,954,841 shares of common stock at a price of $0.55 to $0.71 were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.
*	For the three months ended March 31, 2014, potentially dilutive securities, which consist of options to purchase 3,855,253 shares of common stock at prices ranging from $1.41 to $16.59 per share, warrants to purchase 766,268 shares of common stock at a price of $2.01 to $2.87 per share and a conversion option to purchase 2,487,562 shares of common stock at a price of $2.01 were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

6. Property and equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Furniture and fixtures	$993	$993
Office equipment	549	549
Computer equipment	4,788	4,782
Computer software	17,155	16,687
Leasehold improvements	916	916

	24,401	23,927
Less accumulated depreciation and amortization	(19,205)	(18,277)

Property and equipment, net	$5,196	$5,650

Depreciation expense for the three months ended March 31, 2015 and 2014 was $927,000 and $880,000, respectively.

7. Interest and other income (expense), net

Interest and other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$—	$—
Interest expense	(3,616)	(543)

Interest and other income (expense), net	$(3,616)	$(543)

The increase in interest expense is due to a $1.0 million premium paid by the Company related to the repayment of the 2013 Notes. The Company also recorded non-cash interest expense of $2.4 million of which $383,000 related to the remaining debt discount on the 2013 Notes, $60,000 of debt discount related to the 2015 Senior Secured Convertible Notes and $2.0 million related to a loss recorded due to debt extinguishment of the 2013 Notes and the issuance of the 2015 Senior Secured Convertible Notes.

8. Credit facilities

On August 3, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Square 1 Bank, as amended. The Loan Agreement provided the Company with a revolving credit facility of up to $12.0 million (the “Facility”). The Loan Agreement maturity date was April 2, 2015.

At March 31, 2015, the Company had a total of $3.2 million outstanding under the Facility with no amount available to draw upon.

On March 9, 2015, the Company entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase the Company’s eligible accounts receivables. Upon any acquisition of accounts receivable, Fast Pay will advance the Company up to 80% of the gross value of the purchased accounts, up to a maximum of $10.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over thirty days. The all-in interest cost to the Company under the Fast Pay Agreement will not exceed the limit on the Company’s permitted senior indebtedness under the Series A and Series B Notes. The Company will be obligated to repurchase accounts remaining uncollected after a specified deadline, and Fast Pay will generally have full recourse against the Company in the event of nonpayment of any purchased accounts. The Fast Pay Agreement has an initial term ending April 9, 2016, automatically renewing for successive one year terms thereafter. The Company’s obligations under the Fast Pay Agreement are secured by substantially all of the Company’s assets.

On April 2, 2015 the Company repaid the total balance outstanding on the Square 1 Bank line of credit, in part with funds provided by the new accounts receivable-based credit facility with Fast Pay.

9. Senior secured convertible notes

On April 10, 2013, the Company entered into a Convertible Note and Warrant Purchase Agreement (“2013 Agreement”) with two investors. Pursuant to this agreement, the investors purchased an aggregate of $5.0 million of 7% subordinated convertible notes (“2013 Notes”) and warrants to purchase shares of the Company’s common stock. These 2013 Notes were repaid in full on March 12, 2015.

On March 9, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) relating to the sale and issuance of Senior Convertible Notes (the “Notes”), comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share. Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume weighted average price. The Company issued the Series B Notes pursuant to its effective shelf registration statement. The Company has agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. The Company used a portion of the proceeds to repay its outstanding 2013 Notes due April 2015 and associated fees.

The Company determined that the conversion options for the Series A and Series B Notes should be bifurcated and accounted for as a derivative liability. Using the Black-Scholes valuation model the Company determined the estimated fair value of the Series A and Series B conversion option liabilities to be $2.2 million and $1.0 million, respectively, at the date of the Agreement. The Company also issued warrants to purchase an aggregate of 7,708,091 shares of common stock at an exercise price of $0.65 per share that expire five years from the date of issuance. The estimated fair value of these warrants, using the Black-Scholes valuation model at the date of grant, was $2.7 million. The fair value of the Series A and Series B Notes were determined using the effective interest of the senior convertible notes for which the counter party was not a party to the convertible notes the Company entered into in 2013. Applying the effective interest rate to the total value of the Series A and Series B Notes resulted in a total debt discount of $3.9 million as of the date of the transaction, which will be amortized into interest expense over the life of the senior convertible notes using the effective interest rate method. The difference between the estimated fair value of the conversion option liabilities and warrant liability and the fair value of debt discount totaled $2.0 million and was recorded as interest expense in the accompanying condensed consolidated statement of operations. The conversion option liability and warrant liability are recorded at fair value each reporting period with changes in the fair value recorded in the condensed consolidated statement of operations. The fair value of the Series A and Series B conversion option liabilities relating to the Series A and Series B Notes was $1.3 million and $444,000, respectively, as of March 31, 2015, and included in the senior convertible notes in the accompanying condensed consolidated balance sheets. The fair value of the conversion option liability relating to the 2013 Notes was $13,000 as of December 31, 2014, and is included in the senior convertible notes in the accompanying condensed consolidated balance sheets. The fair value of the warrant liability was $1.8 and $156,000 at March 31, 2015 and December 31, 2014, respectively.

The Notes are subordinate to the interests of Fast Pay pursuant to the Fast Pay Agreement.

The Company also incurred legal and other consulting fees totaling $487,000 related to the issuance of the Notes. Fees related to the issuance of the Notes are recorded in prepaid expenses and are amortized into interest expense over the life of the Notes.

10. Operating information

U.S. GAAP regarding disclosures about segments of an enterprise requires that public business enterprises report entity-wide disclosures. Although we have aligned our operations into two business units, these business units meet the criteria for aggregation into one reporting segment: paid-search. The following table presents summary operating geographic and product information as required by the entity-wide disclosure requirements (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue by geographic region:
United States	$13,087	$26,180

Revenue by product:
Pay-Per-Click (PPC)	10,390	20,028
Subscription Advertising Products	13	97
Domain Sales and Services	30	27
Display and Banner Advertising Services	2,559	5,897
Other	95	131

Total revenue	$13,087	$26,180

11. Stock-based compensation

Stock option activity under the equity incentive plans during the three months ended March 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	4,480,856	$3.32
Granted	24,800	0.76
Cancelled	(580,966)	5.20

Outstanding at March 31, 2015	3,924,690	$3.02	$—

Exercisable at March 31, 2015	2,720,877	$3.63	$—

The weighted-average fair value at grant date for the options granted during the three months ended March 31, 2015 was $0.35.

The fair values of these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2015
Risk-free interest rate	1.10%
Expected lives (in years)	3.5 years
Expected dividend yield	None
Expected volatility	64.45%

Restricted stock unit activity under the 2011 Omnibus Plan for the three months ended March 31, 2015, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	21,117	$2.29
Exercised	(15,653)	2.29
Cancelled	(4,242)	2.29

Unvested at March 31, 2015	1,222	$2.29

Total stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$9	$12
Sales and marketing	12	29
General and administrative	87	195
Research and development	17	17

Total stock-based compensation expense	$125	$253

12. Warrants

As part of a convertible note and warrant purchase agreement the Company entered into on April 10, 2013, the Company issued warrants to purchase 746,268 shares of common stock at an exercise price of $2.01 that expires five years from issuance (the “2013 Warrants”). The warrant purchase agreement includes certain anti-dilution provisions that provides for the adjustment of the exercise price as well as the issuance of additional warrants to purchase shares of common stock, should there be a subsequent sale of shares of common stock or instruments to purchase shares of common stock at a lower price.

On March 9, 2015 the Company entered into a Securities Purchase Agreement relating to the sale and issuance of Senior Convertible Notes that also included the issuance of warrants. As these instruments were issued at a lower price than the 2013 Warrants, the exercise price of the 2013 Warrants were adjusted down from $2.01 to $1.47 and an additional 275,529 warrants to purchase shares of common stock were issued. Total 2013 Warrants outstanding as of March 31, 2015 was 1,021,797 at an exercise price of $1.47.

See Note 9 — Senior secured convertible notes footnote, relating to warrants issued in the first quarter fiscal 2015 as part of the issuance of the senior secured convertible notes.

Warrant activity for the three months ended March 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	746,268	$2.01
Issued	7,983,620	0.68
Exercised	—	—
Outstanding at March 31, 2015	8,729,888	$0.79

Exercisable at March 31, 2015	8,729,888	$0.79

13. Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

Description	As of March 31, 2015	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$1,752	$1,752

Convertible option liability	$1,701	$1,701

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

Description	As of December 31, 2014	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$156	$156

Convertible option liabilities	$13	$13

As of March 31, 2015, our conversion option and warrant liabilities were based on measurement at fair value without observable market values that required a high level of judgment to determine fair value (Level 3) using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as our stock price, risk-free interest rates and expected volatility.

The fair value of the financial liabilities was estimated at March 31, 2015, using a Black-Scholes option pricing model with the following assumptions:

	Series A and Series B Notes Warrants	2013 Notes Warrants	Conversion option of Series A Notes	Conversion option of Series B Notes
Risk-free interest rate	1.37%	0.89%	0.89%	0.26%
Expected lives (in years)	5.0 years	3.0 years	3.0 years	1.15 years
Expected dividend yield	None	None	None	None
Expected volatility	66.80%	57.14%	57.14%	66.74%

The Company has engaged a valuation specialist to determine the fair value of the conversion option and warrant liability using the lattice-based model. While the valuation is in progress the Company will use the Black-Scholes valuation model to estimate the fair value.

The following table presents a reconciliation for warrant and conversion option liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

	Warrant	Conversion option
Balance at December 31, 2014	$156	$13
Issuances	2,685	3,180
Cancellations	—	(13)
Change in fair value	(1,089)	(1,479)

Balance at March 31, 2015	$1,752	$1,701

14. Subsequent events

On April 30, 2015, the Company announced that it has engaged Siemer & Associates as financial advisors as the Company initiates an external process to explore strategic alternatives to enhance shareholder value.

On May 11, 2015, a lawsuit was filed against the Company by Online Equity Ventures, LLC, a Florida limited liability company (“OEV”) alleging that the Company breached its contract with OEV and its affiliates and seeks an award of damages of approximately $2.4 million plus attorney fees. The Company does not believe this lawsuit has any merit and intends to vigorously defend itself.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto, and with the audited consolidated financial statements and related notes thereto as of December 31, 2014, and for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

Overview

We are a local advertising technology company that provides our search results to consumers who are searching online for local businesses, products and services. Our search results consist primarily of local business listings and product listings that we aggregate, index, normalize and syndicate using our sophisticated technology platforms. We provide our search results through our flagship Local.com website and platform and through other proprietary websites (“Owned and Operated” or “O&O”) and to a network of websites that rely on our search syndication services to provide local search results to their own users (“Network”). We generate revenue from a variety of ad units we place alongside our search results, which include pay-per-click, pay-per-call, and display (banner) ad units, including video.

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

Recent Developments

On March 9, 2015, we entered into a Securities Purchase Agreement relating to the sale and issuance of New Senior Convertible Notes, comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share. Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume-weighted average price. We issued the Series B Notes pursuant to our effective shelf registration statement. We have agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. We used $6.4 million of the proceeds to repay our outstanding 2013 Notes and associated fees, which included a $1 million premium on the $5 million outstanding.

On March 9, 2015, we entered into a Financing and Security Agreement, amended on March 9, 2015, with Fast Pay Partners LLC (“Fast Pay”) creating an accounts receivable-based credit facility (the “Fast Pay Agreement”). Under the terms of the Fast Pay Agreement, Fast Pay may, at its sole discretion, purchase our eligible accounts receivable. Upon any acquisition of accounts receivable, Fast Pay will advance us up to 80% of the gross value of the purchased accounts, up to a maximum of $10.0 million in advances. Each account receivable purchased by Fast Pay will be subject to a factoring fee rate specified in the Fast Pay Agreement calculated as a percentage of the gross value of the account outstanding and additional fees for accounts outstanding over thirty days. The all-in interest cost to us under the Fast Pay Agreement will not exceed the limit on our permitted senior indebtedness under the Notes. We will be obligated to repurchase accounts remaining uncollected after a specified deadline, and Fast Pay will generally have full recourse against us in the event of nonpayment of any purchased accounts. The Fast Pay Agreement has an initial term ending April 9, 2016, automatically renewing for successive one year terms thereafter. Our obligations under the credit facility are secured by substantially all of the Company’s assets.

On April 30, 2015, we announced that we have engaged Siemer & Associates as financial advisors as we initiate an external process to explore strategic alternatives to enhance shareholder value.

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

The U.S. online advertising industry, including the local search segment, is regularly impacted and changed by new and emerging technologies, including, for instance, ad targeting and mobile technologies, as well as the increased fragmentation of the online advertising industry in general, from different technology platforms, to different advertising formats, targeting methodologies and the like. Those companies within our industry who are able to quickly adapt to new technologies, as well as offer innovations of their own, have a better chance of succeeding than those that do not. We have recently launched proprietary technologies intended to accelerate our innovation in a changing technological environment, but our new technologies have yet to have a material impact on our overall financial results.

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

Our revenue, profitability and future growth depend not only on our ability to execute our business plan, but also, the growth of the paid-search market and our ability to effectively compete with other providers of local and paid-search technologies and services among other things. There can be no guarantee that we will be able to successfully execute our business plan or compete with other providers of local and paid-search technologies.

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

As we continue to invest in our core offerings, we have increased our operating expenses, mainly related to traffic acquisition costs, the deployment of new features and functionality across our business and the support of our new initiatives. We cannot give assurances that our efforts to improve our results of operations through this strategy will be successful in the future. To date, our efforts to improve our results of operations have not been successful. In light of this and in order to potentially accelerate the delivery of value to our stockholders, we have recently engaged Siemer & Associates to undertake a review of potential strategic alternatives for the Company.

The consumer shift to mobile devices presents a tremendous opportunity for us. Today, consumers are using their mobile devices more than ever before to search for local products and services. In fact, our research says that over 76% of consumers access local retail store information from their smartphones. According to Forrester Research, the online to offline market opportunity is five times greater than everything sold online today. The market for web influenced sales to the retail store is almost $690 billion. While it is uncertain that we will be able to realize this opportunity, we have developed and deployed products we believe addresses this opportunity directly.

Sources of Revenue

We generate revenue primarily on our Local.com website and Network from both direct and indirect advertiser relationships, via:

•	click-throughs on sponsored listings;

•	calls to cost-per-call advertiser listings;

•	lead generation;

•	banner ads;

•	subscription advertiser listings;

•	domain sales and services; and

•	web hosting services.

Operating Expenses

Cost of Revenues

Cost of revenues consists of traffic acquisition costs, revenue sharing payments that we make to our network partners, and other cost of revenues. Traffic acquisition costs consist primarily of campaign costs associated with driving consumers to our Local.com website, including personnel costs associated with managing traffic acquisition programs. Other cost of revenues consists of Internet connectivity costs, data center costs, amortization of certain software license fees and maintenance, depreciation of computer equipment used in providing our paid-search services, and payment processing fees. We advertise on large search engine websites such as Google, Yahoo and Microsoft, as well as other search engine websites, by bidding on certain keywords we believe will drive traffic to our Local.com website. During the three months ended March 31, 2015 and 2014, approximately 66% and 76% respectively, of our overall traffic was purchased from other search engine websites. During the three months ended March 31, 2014, advertising costs to drive consumers to our Local.com website were $7.5 million of which $6.0 million and $1.5 million were attributable to Google and Yahoo, respectively. During the three months ended March 31, 2014, advertising costs to drive consumers to our Local.com website were $9.4 million, of which $7.5 million and $1.3 million were attributable to Google and Yahoo, respectively. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will likely suffer materially.

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

As of March 31, 2015, two customers, Yahoo and Google, represented 66% of our total accounts receivable. These customers have historically paid within the payment period provided for under their contracts and management believes these customers will continue to do so.

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

We perform annual impairment reviews during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. For other intangible assets with indefinite lives, we compare the fair value of related assets to the carrying value to determine if there is impairment. Our indefinite lived intangible assets consist of domain names for which the fair value is determined by using a third party valuation site which calculates the value of domain names using internal algorithms. For other intangible assets with definite lives, we compare future undiscounted cash flow forecasts prepared by management to the carrying value of the related intangible asset group to determine if there is an impairment. We determined that the decrease in revenue could be considered a potential indicator of impairment and therefore performed an impairment review of goodwill as of March 31, 2015. After comparing the Company’s carrying value to its current market capitalization it was determined that the estimated fair value of the reporting unit still exceeds its carrying value and therefore no impairment existed.

Stock Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$9	$12
Sales and marketing	12	29
General and administrative	87	195
Research and development	17	17

Total stock-based compensation expense	$125	$253

Results of Operations

The following table sets forth our historical operating results as a percentage of revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%

Operating expenses:
Cost of revenues	88.4	77.9
Sales and marketing	12.9	9.0
General and administrative	15.3	12.7
Research and development	9.6	6.0
Amortization of intangibles	0.9	0.9

Total operating expenses	127.0	106.4

Operating income (loss)	(27.0)	(6.4)

Interest and other income (expense), net	(27.6)	(2.1)
Change in fair value of warrant liability	19.6	(1.3)

Income (loss) before income taxes	(35.0)	(9.8)

Provision for income taxes	—	1.0

Net income (loss)	(35.0)%	(10.8)%

Three months ended March 31, 2015 and 2014

Revenue (dollars in thousands):

	Three Months Ended March 31,				Percent change
	2015	(*)	2014	(*)
Owned and operated	$8,279	63.3%	$11,418	43.6%	(27.5)
Network	4,808	36.7%	14,762	56.4%	(67.4)

Total revenue	$13,087	100.0%	$26,180	100.0%	(50.0)

(*) — Percent of total revenue

O&O Revenue

	Three months ended March 31,		Percentage change
	2015	2014
Revenue per thousand visitors (“RKV”)	$186	$189	(1.6)%
O&O Monthly Unique Visitors (in millions)	44.4	59.9	(25.9)%

Owned and operated revenue for the three months ended March 31, 2015, decreased 27.5% compared to the same period in 2014. The decrease in revenue for the three months ended March 31, 2015, compared to the same period in 2014 is due to a decrease in monetization as our revenue per thousand visitors (“RKV”) decreased from $189 for the three months ended March 2014 to $186 for the three months ended March 31, 2015. Revenue further decreased due to a decrease in traffic to our Owned and Operated sites. The decrease in traffic and monetization was due to changes in traffic sources and editorial requests from advertising partners.

Network revenue

Network revenue for the three months ended March 31, 2015, decreased 67.4%, compared to the same period in 2014. The decrease in network revenue for the three months ended March 31, 2015, compared to the same periods in 2014, is mainly due to a reduction in the amount of traffic we accepted from our network partners as we continue to apply increasingly more stringent traffic filters to ensure our advertising partners continue to receive traffic that converts for our advertisers, which resulted in a reduction in network revenue in 2015.

As previously noted, a large portion of Network revenue is based on traffic from other websites to which we provide our organic and third-party ad feeds. We continue to experience fluctuations in this portion of our Network revenue related to changes in the partners’ traffic levels, traffic quality and market conditions for paid search. We expect that this portion of our Network revenue will continue to be subject to significant fluctuations. If we experience a reduction in the number of Network partner websites receiving our organic and third-party ad feeds, or if the overall traffic levels derived from our Network partner websites is reduced, or if the quality of traffic derived from those Network partner websites is diminished, we expect that our Network revenue would decrease materially. During the three months ended September 30, 2014, we substantially reduced the total number of Network partners to which we provide organic and third-party ad feeds in order to focus on the implementation of increased monitoring and filtering tools to prevent questionable or fraudulent traffic. This has materially impacted the level of Network revenue we were able to achieve. This trend has continued into the fourth quarter of 2014 and the first quarter of 2015.

Based on the above, total revenue for the three months ended March 31, 2015, decreased 50% compared to the same period in 2014.

The following table identifies our major customers that represented greater than 10% of our total revenue in the periods presented:

	Percentage of Total Revenue Three Months Ended March 31,
Customer	2015	2014
Google Inc	36.6%	21.9%
Yahoo! Inc.	36.5%	47.1%

Operating expenses:

Operating expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Cost of revenues	$11,563	88.4%	$20,405	77.9%	(43.3)%
Sales and marketing	1,687	12.9%	2,350	9.0%	(28.2)%
General and administrative	1,998	15.3%	3,318	12.7%	(39.8)%
Research and development	1,257	9.6%	1,559	6.0%	(19.4)%
Amortization of intangibles	114	0.9%	225	0.9%	(49.3)%

Total operating expenses	$16,619	127.0%	$27,857	106.4%	(40.3)%

Cost of revenues

Cost of revenues for the three months ended March 31, 2015, decreased by 43.3%, compared to the same period in 2014. The decrease in cost of revenues during the three months ended March 31, 2015, compared to the same period in 2014 is due to a decrease in the revenue share as network revenue continued to decrease together with a decrease in traffic acquisition costs associated with driving consumers to our Local.com website.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2015, decreased 28.2% compared to the same period in 2014. The decrease is mainly due to a decrease in personnel-related costs as part of our continued cost savings efforts.

General and administrative

General and administrative expenses for the three months ended March 31, 2015, decreased 39.8% compared to the same period in 2014. The decrease in general and administrative expenses are due to a decrease in personnel related costs, consulting and professional fees.

Research and development

Research and development expenses for the three months ended March 31, 2015, decreased by 19.4%, compared to the same period in 2014. The decrease is due to a reduction in consulting fees as part of our continued cost savings efforts. We capitalized an additional $433,000 of research and development expenses for website development and amortized $613,000 of capitalized website development costs during the three months ended March 31, 2015. We capitalized an additional $565,000 of research and development expenses for website development and amortized $607,000 of capitalized website development costs during the three months ended March 31, 2014.

Amortization of intangibles

Amortization of intangibles expense was $114,000 for the three months ended March 31, 2015, compared to $225,000 for the same period in 2014.

Interest and other income (expense), net

Interest and other income (expense), net was ($3.6) million for the three months ended March 31, 2015, compared to ($543,000) for the same period in 2014. The increase in interest expense is due to a $1.0 million premium paid by the Company related to the repayment of the 2013 Notes. We also recorded non-cash interest expense of $2.4 million of which $383,000 related to the remaining debt discount on the 2013 Notes, $60,000 of debt discount related to the 2015 Senior Secured Convertible Notes and $2.0 million related to a loss recorded due to debt extinguishment of the 2013 Notes and the issuance of the 2015 Senior Secured Convertible Notes.

Provision for income taxes

Provision for income taxes was $0 and $274,000 for the three months ended March 31, 2015 and 2014, respectively. Taxes are primarily due to anticipated tax amortization on indefinite-lived assets, partially offset by California research and development credits. As a result of the closing of a 2010 California tax examination of the Company’s research and development credits, the associated unrecognized tax position has been reversed. Accordingly, the Company recorded approximately $140,000 of income tax benefit in Q1 2015 which is offset by $140,000 of deferred income tax expense.

Liquidity and Capital Resources

Liquidity and capital resources highlights (in thousands):

	March 31, 2015	December 31, 2014
Cash	$2,288	$2,438

Working capital (deficit)	$(8,046)	$(5,878)

Cash flow highlights (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(1,800)	$(727)
Net cash used in investing activities	(478)	(940)
Net cash provided by financing activities	2,128	309

We have funded our business, to date, primarily from issuances of equity securities as well as through debt facilities. Cash was $2.3 million as of March 31, 2015, and $2.4 million as of December 31, 2014. We had a working capital deficit of $8.0 million as of March 31, 2015, and $5.9 million as of December 31, 2014. As of March 31, 2015, we had a total of $3.2 million outstanding on the revolving credit facility with Square 1 Bank, $9.3 million outstanding on the Series A and Series B Notes issued in the first quarter of fiscal 2015, and no availability under the revolving credit facility. On April 2, 2015, we paid off the remaining balance of the Square 1 Bank credit facility, partially using proceeds from our new facility with Fast Pay.

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2015. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, change in fair value of derivative liability and non-cash interest expense) was approximately $3.5 million, and changes in operating assets and liabilities provided cash of $1.7 million for the three months ended March 31, 2015. Net cash used in operating activities was $727,000 for the three months ended March 31, 2014. Net loss adjusted for non-cash charges (adding back depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, change in fair value of derivative liability, non-cash interest expense and deferred income taxes) was approximately $456,000, and changes in operating assets and liabilities provided cash of $271,000 for the three months ended March 31, 2014.

There are four primary drivers that affect cash provided by or (used in) operations: net income (loss); non-cash adjustments to net income (loss); changes in accounts receivable; and changes in accounts payable. For the three months ended March 31, 2015, the terms of our accounts receivable and accounts payable remained unchanged.

The table below substantiates the change in net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Change
	2015	2014
Net income (loss)	$(4,580)	$(2,828)	$(1,752)
Non-cash (1)	1,116	2,372	(1,256)

Subtotal	(3,464)	(456)	(3,008)
AR, AP and Other	1,664	(271)	1,935

Net cash used in operations	$(1,800)	$(727)	$(1,073)

(1)	Includes depreciation, amortization, change in fair value of derivative liabilities, non-cash expense related to stock-based compensation, non-cash interest expense, provision for doubtful accounts, and deferred income taxes.

Net cash used in investing activities was $478,000 for the three months ended March 31, 2015, of which all related to capital expenditures, primarily for website development costs. Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2015, and primarily consisted of net proceeds from the issuance of Senior Secured Convertible Notes of $4.3 million (excluding $1 million prepayment penalty), partially offset by repayments on the Square 1 Bank revolving line of credit of $1.7 million. Net cash used in investing activities was $940,000 for the three months ended March 31, 2014, of which all related to capital expenditures, primarily for website development costs. Net cash provided by financing activities was $309,000 for the three months ended March 31, 2014, and primarily consisted of net proceeds from the Square 1 Bank revolving line of credit of $2.2 million partially offset by the repayment of the Square 1 Bank term loan.

Our need for additional capital and the uncertainties surrounding our ability to raise such funding, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In 2015, we completed the 2015 Notes offering, closed a new accounts receivable credit facility with Fast Pay and implemented a reduction in workforce and related cost savings. Notwithstanding these actions, we still require additional capital to fund our operations over the next 12 months. Management cannot provide assurances that any additional equity or debt arrangements will be available to us in the future or that the required capital would be available on terms acceptable to us, if at all, or that any such activity would not be dilutive to our stockholders.

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

There have been no material changes in our disclosures regarding market risk since December 31, 2014. See also Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014, for further sensitivity analysis regarding our market risk related to interest rates and derivative liabilities.

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

Shopping Cheapest Litigation

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

Online Equity Ventures Litigation

On May 11, 2015, a lawsuit was filed against the Company by Online Equity Ventures, LLC, a Florida limited liability company (“OEV”) alleging that the Company breached its contract with OEV and its purported affiliate, Blabwire Media, LLC, a California limited liability company and seeks an award of damages of approximately $2.4 million plus attorney fees. We do not believe this lawsuit has any merit and intend to vigorously defend ourselves.

Item 1A.	Risk Factors

Information on risk factors can be found in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 27, 2015. There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) relating to the sale and issuance of Senior Convertible Notes (the “Notes”), comprising $4.57 million aggregate principal amount of new 8% Senior Convertible Notes (“Series A Notes”) maturing in April 2018 and initially convertible at $0.5534 per share, $250,000 of which was invested by certain management and board members, and $4.75 million aggregate principal amount of 10% Partially Liquidating Debentures (“Series B Notes”) maturing August 2016, initially convertible at $0.7090 per share. Note that conversion prices are subject to adjustment. Both transactions included issuance of five-year warrants with 50% coverage with an exercise price at market price, defined as the preceding 5 day volume weighted average price. The Company issued the Series B Notes pursuant to its effective shelf registration statement. The Company has agreed to file a registration statement covering the resale of the common stock issuable upon conversion of the Series A Notes and upon issuance of the warrants. The Company used a portion of the proceeds to repay its outstanding 2013 Notes due April 2015 and associated fees and the remaining proceeds will be used for general corporate purposes. This transaction was previously disclosed on the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 9, 2015.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(7)	Securities Purchase Agreement, dated March 9, 2015, between Local Corporation and the Investors named therein.

10.2(7)	Form of Base Indenture between Local Corporation and U.S. Bank National Association.

10.3(7)	Form of First Supplemental Indenture and Second Supplemental Indenture.

10.4(7)	Form of Series A Notes and Series B Notes.

10.5(7)	Form of Warrant.

10.6(7)	Form of Registration Rights Agreement.

10.7(7)	Tenth Amendment, dated March 9, 2015, to Loan and Security Agreement, dated August 3, 2011, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Square 1 Bank.

10.8(8)	Financing and Security Agreement by and among the Registrant, Fast Pay Partners LLC, Krillion, Inc. and Screamin Media Group, Inc. dated March 9, 2015.

10.9(8)	First Amendment, dated March 9, 2015, to Financing and Security Agreement, dated March 9, 2015, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Fast Pay Partners LLC.

10.10(9)	Seventh Amendment to Google Services Agreement dated April 1, 2015 by and between the Registrant and Google Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2015.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2015.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCAL CORPORATION

May 15, 2015	/s/ Frederick G. Thiel
Date	Frederick G. Thiel
Chief Executive Officer (principal executive officer) and Chairman

May 15, 2015	/s/ Kenneth S. Cragun
Date	Kenneth S. Cragun
Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amendment to Restated Certificate of Incorporation of the Registrant.

3.3(3)	Amended and Restated Bylaws of the Registrant.

3.4(4)	Certificate of Ownership and Merger of Interchange Merger Sub, Inc. with and into Interchange Corporation.

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation.

3.6(6)	Certificate of Ownership and Merger Merging Wide Out Corporation Into Local.com Corporation.

4.1(5)	Preferred Stock Rights Agreement, dated as of October 15, 2008, by and between Local.com Corporation and Computershare Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Local.com Corporation as Exhibit A thereto, the form of Rights Certificate as Exhibit B thereto, and the Stockholder Rights Plan, Summary of Rights as Exhibit C thereto).

10.1(7)	Securities Purchase Agreement, dated March 9, 2015, between Local Corporation and the Investors named therein.

10.2(7)	Form of Base Indenture between Local Corporation and U.S. Bank National Association.

10.3(7)	Form of First Supplemental Indenture and Second Supplemental Indenture.

10.4(7)	Form of Series A Notes and Series B Notes.

10.5(7)	Form of Warrant.

10.6(7)	Form of Registration Rights Agreement.

10.7(7)	Tenth Amendment, dated March 9, 2015, to Loan and Security Agreement, dated August 3, 2011, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Square 1 Bank.

10.8(8)	Financing and Security Agreement by and among the Registrant, Fast Pay Partners LLC, Krillion, Inc. and Screamin Media Group, Inc. dated March 9, 2015.

10.9(8)	First Amendment, dated March 9, 2015, to Financing and Security Agreement, dated March 9, 2015, by and among Local Corporation, Krillion, Inc., Screamin’ Media Group, Inc. and Fast Pay Partners LLC.

10.10(9)	Seventh Amendment to Google Services Agreement dated April 1, 2015 by and between the Registrant and Google Inc.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference from the Registrant’s Statement on Form SB-2, Amendment No. 2, filed with the Securities and Exchange Commission on September 16, 2004.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2009

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 2, 2006.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2012.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2015.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2015.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2015.